Form 10-Q
period 1997-10-05
THERMA WAVE INC
filed 1997-11-18
CIK 828119

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark one)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934
   For the period ended October 5, 1997 OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from            to
                                  ----------    ----------

                        Commission file number 333-29871


                               THERMA-WAVE, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                        94-3000561
     [State or other jurisdiction of                         [I.R.S. Employer
      incorporation or organization]                      Identification Number]

            1250 Reliance Way
           Fremont, California                                     94539
[Address of principal executive offices]                         [Zip Code]

                                 (510) 490-3663
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes               No         X
                            -----------         ------------

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

                 Class                      Outstanding as of November 2, 1997
-------------------------------------------------------------------------------
  Class A Common stock, $.01 par value                 9,073,532
  Class B Common stock, $.01 par value                 1,334,875
  Class L Common stock, $.01 par value                 1,008,170

Contents

                               THERMA-WAVE, INC.
                                   FORM 10-Q

                                     INDEX


Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets
          September 30, 1997 and March 31, 1997                              3

        Condensed Consolidated Statements of Operations
          Three and six months ended September 30, 1997 and 1996             4

        Condensed Consolidated Statements of Cash Flows
          Six months ended September 30, 1997 and 1996                       5

        Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        9

Part II. Other Information

Item 1. Legal Proceedings                                                   14

Item 2. Changes in Securities and Use of Proceeds                           14

Item 3. Defaults upon Senior Securities                                     14

Item 4. Submission of Matters to a Vote of Security Holders                 14

Item 5. Other Information                                                   14

Item 6. Exhibits and Reports on Form 8-K                                    14

Signatures                                                                  15

Part I. Financial Information
Item 1. Unaudited Consolidated Condensed Financial Statements


                               THERMA-WAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                                             September 30,                March 31,
                                                                                 1997                       1997
                                                                             ------------                -----------
                              ASSETS

Current assets:
 Cash and cash equivalents                                                     $ 17,614                   $ 16,741
 Accounts receivable, net                                                        21,845                     20,107
 Receivable from parent                                                               -                      1,425
 Inventories                                                                     20,739                     17,427
 Other current assets                                                             7,357                      5,939
                                                                             ------------                -----------

           Total current assets                                                  67,555                     61,639

 Property and equipment, net                                                      6,760                      5,843
 Deferred financing costs, net                                                   10,619                          -
 Other assets                                                                     1,936                      1,138
                                                                             ------------                -----------
           Total assets                                                        $ 86,870                   $ 68,620
                                                                             ============                ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
                   (NET CAPITAL DEFICIENCY)
Current liabilities:
 Short term debt                                                               $      -                   $  3,834
 Accounts payable                                                                 5,472                      4,076
 Other current liabilities                                                       19,606                     15,009
                                                                             ------------                -----------
           Total current liabilities                                             25,078                     22,919
 Long term debt                                                                 115,000                     23,100
 Other liabilities                                                                2,428                      2,456
                                                                             ------------                -----------
           Total liabilities                                                    142,506                     48,475

Commitments and contingencies

Mandatorily redeemable preferred stock                                           14,101                          -

Stockholders' equity (net capital deficiency)
 Common stock                                                                         -                         45
 Common stock  - Class A                                                             91                          -
 Common stock  - Class B                                                             13                          -
 Common stock  - Class L                                                             10                          -
 Additional paid-in capital                                                      21,373                     60,465
 Notes receivable from stockholders                                                (298)                         -
 Accumulated deficit                                                            (89,335)                   (38,927)
 Currency translation adjustment                                                 (1,591)                    (1,438)
                                                                             ------------                -----------
            Total stockholders' equity (net capital deficiency)                 (69,737)                    20,145
                                                                             ------------                -----------
            Total liabilities and stockholders' equity (net
             capital deficiency)                                               $ 86,870                   $ 68,620
                                                                             ============                ===========

    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (Unaudited)

                                       Three months ended                      Six months ended
                                          September 30,                          September 30,
                               ---------------------------------     ----------------------------------
                                     1997               1996               1997                1996
                               --------------     --------------     --------------      --------------
Net revenue                           $28,286            $31,034            $56,491             $59,749
Cost of revenue                        13,138             12,876             26,401              25,769
                               --------------     --------------     --------------      --------------
Gross margin                           15,148             18,158             30,090              33,980

Operating expenses:
 Research and development               5,086              3,144              9,574               6,168
 Selling, general and
  administrative                        6,749              5,733             11,775              11,627
 Amortization of goodwill and
  purchased intangibles                     -                478                  -                 956
 Non-recurring
  recapitalization and related
  expenses                              1,000                  -              3,888                   -
                               --------------     --------------     --------------      --------------
        Total operating
         expenses                      12,835              9,355             25,237              18,751
                               --------------     --------------     --------------      --------------

Operating income                        2,313              8,803              4,853              15,229

Other income (expense):
 Interest expense                      (3,588)              (409)            (5,781)               (841)
 Interest income                          171                 39                340                  84
 Other, net                                 5                (53)                 -                 (80)
                               --------------     --------------     --------------      --------------
                                       (3,412)              (423)            (5,441)               (837)
                               --------------     --------------     --------------      --------------
Income (loss) before income
 taxes                                 (1,099)             8,380               (588)             14,392
Provision (benefit) for income
 taxes                                   (428)             3,457               (229)              5,966
                               --------------     --------------     --------------      --------------
Net income (loss)                        (671)           $ 4,923               (359)            $ 8,426
                                                  ==============                         ==============

Accretion of preferred stock
 dividend                                 208                                   324
                               --------------                        --------------
Net loss available to common
 stockholders                         $  (879)                              $  (683)
                               ==============                        ==============

     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                Six months ended
                                                                                  September 30,
                                                                 --------------------------------------------

                                                                          1997                     1996
                                                                 -------------------      -------------------
Operating activities:
  Net income (loss)                                                         $   (359)                 $ 8,426
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                              1,663                    2,138
    Amortization of deferred financing costs                                     593                        -
    Non-cash recapitalization and related expenses                             3,888                        -
    Changes in assets and liabilities:
     Accounts receivable                                                      (1,738)                  (2,392)
     Inventories                                                              (3,815)                  (5,913)
     Other assets                                                             (1,418)                    (143)
     Other liabilities                                                         5,034                      878
                                                                 -------------------      -------------------
      Net cash provided by operating activities                                3,848                    2,994

Investing activities:
  Purchases of property and equipment                                         (1,863)                    (677)
  Other                                                                       (1,012)                    (474)
                                                                 -------------------      -------------------
      Net cash used in investing activities                                   (2,875)                  (1,151)

Financing activities:
  Issuance of Senior Notes                                                   115,000                        -
  Repayment of notes payable                                                 (26,934)                    (815)
  Redemption of common stock                                                 (96,900)                       -
  Proceeds from issuance of common stock                                      20,169                      525
  Deferred financing costs                                                   (11,212)                       -
  Other                                                                         (223)                    (143)
                                                                 -------------------      -------------------
      Net cash used in financing activities                                     (100)                    (433)
                                                                 -------------------      -------------------
 Net increase in cash and cash equivalents                                       873                    1,410
 Cash and cash equivalents at beginning of period                             16,741                    7,690
                                                                 -------------------      -------------------
 Cash and cash equivalents at end of period                                 $ 17,614                  $ 9,100
                                                                 ===================      ===================

 Supplementary disclosures:
  Cash paid for interest                                                    $    922                  $   714
                                                                 ===================      ===================
  Cash paid for taxes                                                       $  2,800                  $ 6,319
                                                                 ===================      ===================

 Noncash financing activity:
  Common stock issued for notes receivable from stockholders                $    298                  $     -
                                                                 ===================      ===================

     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries (collectively "Therma-Wave" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 1997, and the operating results and cash flows for the three and six months ended September 30, 1997 and 1996. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1997, included in the Company's Registration Statement on Form S-4 (Registration No. 333-29871) as declared effective by the Securities and Exchange Commission on September 10, 1997.

    The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends April 5, 1998.

    The second fiscal quarters of 1998 and 1997 and the fiscal year 1997 ended on October 5, 1997, October 6, 1996 and April 6, 1997, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar month.

2.  Inventories

    Inventories are summarized as follows:

                                 September 30, 1997    March 31, 1997
                                 ------------------    --------------
    Purchased materials                     $ 9,347           $ 8,937
    Systems in process                        8,259             7,252
    Finished systems                          3,133             1,238
                                 ------------------    --------------
                                            $20,739           $17,427
                                 ==================    ==============

3.  Recapitalization

    In December 1996, the Board of Directors approved the Recapitalization Agreement (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, which closed on May 16, 1997, the Company: (i) redeemed from Toray Industries, Inc., ("Toray") and Shimadzu Corporation ("Shimadzu") approximately 86.6% of its outstanding capital stock for $96.9 million; (ii) converted its remaining outstanding capital stock of 6.1 million shares to newly issued shares of preferred stock and common stock;
    (iii) repaid substantially all of its outstanding borrowings of approximately $26.9 million; (iv) canceled its receivable from Toray and Shimadzu of $1.4 million which was recorded as a reduction of additional paid-in capital; and (v) paid the estimated fees and expenses of approximately $11.2 million related to the Recapitalization. In order to finance the transactions contemplated by the Recapitalization Agreement, the
    Company: (i) issued $115.0 million in aggregate principal amount of senior notes in a private debt offering; (ii) received an equity contribution of approximately $20.0 million in cash from an investor group, including investment funds associated with Bain Capital, Inc. ("Bain"), and members of the Company's senior management team; and (iii) converted equity securities of Toray and Shimadzu having a value of $15.0 million into newly issued shares of preferred stock and common stock.

    As a result of the Recapitalization, the outstanding equity securities of the Company consist of 9,073,532 shares of Class A Common; 1,334,875 shares of Class B Common; 1,008,170 shares of Class L Common; and 748,738 shares of Preferred Stock. The shares of Class A Common and Class L Common each entitle the holder thereof to one vote per share on all matters to be voted upon by the stockholders of the Company and are otherwise identical, except that the shares of Class L Common are entitled to a preference over the Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($19.085) plus an amount which accrues on a daily basis at a rate of 12% per annum, compounded annually. The Class B Common is identical to the Class A common except that the Class B Common is nonvoting and is convertible into Class A Common at any time following an initial public offering by the Company at the option of the holder thereof. The Preferred Stock has a liquidation preference of $18.40 per share and is convertible into one share of Class A Common at the option of the holder thereof. Dividends on the Preferred Stock accrue at a rate of 6.0% per annum. The Preferred Stock has a scheduled redemption on May 16, 2007, and is otherwise redeemable by the Company at any time from time to time after the earlier of (i) June 30, 1998; or (ii) an initial public offering by the Company. The Preferred Stock entitles the holder thereof to one vote for each share of Class A Common issuable upon conversion of such Preferred Stock.

4.  Financing Arrangements

    The $115.0 million of senior notes ("Notes") issued to finance the Recapitalization are senior unsecured obligations of the Company and will mature on May 15, 2004.

    Interest on the Notes will accrue at the rate of 10 5/8% per annum and is payable semiannually in cash on each May 15 and November 15, commencing on November 15, 1997, to registered holders at the close of business on May 1 and November 1, respectively, immediately preceding the applicable interest payment date. The Notes are not entitled to the benefit of any mandatory sinking fund and are redeemable at the Company's option in whole at any time or in part from time to time, on and after May 15, 2001, upon not less than 30 nor more than 60 days notice, at specified redemption prices. At any time, or from time to time, on or prior to May 15, 2000, the Company may, at its option, use the net cash proceeds of one or more equity offerings to redeem up to 40% of the aggregate principal amount of Notes originally issued at a redemption price equal to 110.625% of the principal amount thereof plus accrued and unpaid interest.

    In connection with the Recapitalization Agreement, the initial purchasers of the $115.0 million of Notes were granted certain exchange and registration rights. Based upon the terms of such agreement, the Company issued new notes with substantially identical terms as the old notes except that the new notes are registered under the Securities Act and therefore do not bear legends restricting their transfer.

    In conjunction with the Recapitalization, the Company entered into a new bank credit facility (the "Bank Credit Facility") with Bankers Trust Company, which provides for a revolving credit facility of $30.0 million. The Company may borrow amounts under the Bank Credit Facility to finance its working capital requirements and other general corporate purposes. The Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing. At September 30, 1997, there were $7.6 million of outstanding letters of credit that were collateralized by the Bank Credit Facility.

5.  Recently Issued Accounting Standard

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The statement established standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 will be effective for fiscal year 1998. The Company does not expect the adoption of SFAS No. 130 to have a significant impact on the Company's reported results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company's expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of the Company's revenues in a particular quarter. These factors include the cyclical nature of the semiconductor industry, the risk that factors which allowed the Company to experience relatively good performance in industry downturns may not protect the Company in future downturns, the timing of the receipt of orders from major customers, customer cancellations or delay of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, the Company's ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by the Company or its competition, the timing of research and development expenditures, and expenses attendant to acquisitions, strategic alliances and the future development of marketing and service capabilities.

General

The Company is a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. The Company's process control metrology systems are principally used to measure ion implantation and thin film deposition and removal. The Company has developed two major lines of process control metrology systems: (i) the Therma-Probe system and (ii) the Opti-Probe system. The Therma-Probe system, introduced in 1985, utilizes the Company's proprietary thermal wave technology and is the predominant nondestructive process control metrology system used to measure the critical ion implantation process on product wafers in the fabrication of semiconductors. The Opti-Probe system, introduced in 1992, significantly improves upon existing thin film metrology systems by successfully integrating different measurement technologies into one system and utilizing the Company's proprietary optical technologies.

The Company's second quarters of fiscal years 1998 and 1997 ended on October 5, 1997 and October 6, 1996, respectively. For presentation purposes, any reference herein to such periods refer to the periods ended September 30 of such fiscal year.

Results of Operations

The following table summarizes Therma-Wave's unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and six months ended September 30, 1997 and 1996 were derived from the Company's unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                              Three months ended                   Six months ended
                                                September 30,                       September 30,
                                      -------------------------------     -------------------------------
Income Statement Data:                     1997              1996              1997              1996
                                      -------------     -------------     -------------     -------------

Net revenue                               100.0%            100.0%            100.0%            100.0%
Cost of revenue                            46.4              41.5              46.7              43.1
                                      -------------     -------------     -------------     -------------
Gross margin                               53.6              58.5              53.3              56.9
Operating expenses:
Research and development expenses          18.0              10.1              17.0              10.3
Selling, general and administrative        23.9              18.5              20.8              19.5
Amortization of goodwill and
 purchased intangibles                        -               1.5                 -               1.6
Non-recurring recapitalization and
 related expenses                           3.5                 -               6.9                 -
                                      -------------     -------------     -------------     -------------
Operating income                            8.2              28.4               8.6              25.5
Interest expense                          (12.7)             (1.3)            (10.2)             (1.4)
Interest income                             0.6               0.1               0.6               0.1
Other, net                                    -              (0.2)                -              (0.1)
                                      -------------     -------------     -------------     -------------
Income (loss) before income taxes          (3.9)             27.0              (1.0)             24.1
Provision (benefit) for income taxes       (1.5)             11.1              (0.4)             10.0
                                      -------------     -------------     -------------     -------------
Net income (loss)                          (2.4)%            15.9%             (0.6)%            14.1%
                                      =============     =============     =============     =============

    Net revenues for the three and six months ended September 30, 1997 were $28.3 million and $56.5 million, respectively. Compared to the corresponding periods of fiscal 1997, net revenues decreased $2.7 million or 8.9% and $3.3 million or 5.5%, respectively. This decrease in the Company's net revenues is primarily attributed to lower Therma-Probe sales due to a decrease in new semiconductor manufacturing facilities partially offset by increased service revenues.

    Gross margin percentages for the three and six months ended September 30, 1997 were 53.6% and 53.3%, respectively. Compared to the corresponding periods of fiscal 1997, the gross margin percentage decreased 4.9 and 3.6 percentage points for the three and six months, respectively. This decrease is attributed to increased investment in the service organization, which was partially offset by increased system sales gross margins as a result of higher average sales prices.

     Research and development expenses were $5.1 million and $9.6 million for the three and six months ended September 30, 1997. Compared to the corresponding periods of fiscal 1997, research and development expenses increased $1.9 million, or 61.8% and $3.4 million, or 55.2% for the three and six months, respectively. Research and development expenses as a percentage of net revenues for the three and six months ended September 30, 1997, was 18.0% and 17.0%, respectively. The increase in research and development is due to increased headcount and project expense increases related to new product development, including the OP-5240, Meta-Probe and 300 millimeter products. The Company believes that technical leadership is essential to its success and expects to continue to commit significant resources to research and development projects.

     Selling, general and administrative expenses as a percentage of net revenues for the three and six months ended September 30, 1997, were 23.9% and 20.8%, respectively. For the three and six months ending September 30, 1996, selling, general and administrative expenses as a percentage of net revenues were 18.5% and 19.5%. The increase for the periods ended September 30, 1997 is a result of increased spending in marketing and related expenses for new products, slightly offset by a decrease in sales commissions.

     Non-recurring recapitalization and related expenses for the three and six months ended September 30, 1997 was $1.0 million and $3.9 million, respectively. These were non-cash charges related to the arrangements for the Company's executive officers in connection with the Recapitalization.

     Interest expense for the three and six months ended September 30, 1997 were $3.6 million and $5.8 million, respectively. Compared to the corresponding periods of fiscal 1997, interest expense increased $3.2 million and $4.9 million, respectively. This increased interest expense is attributed to the additional debt incurred as part of the Recapitalization.

     For the three and six months ended September 30, 1997, the Company recorded a benefit for income taxes of $0.4 million and $0.2 million, respectively. During the three and six months ended September 30, 1996, the Company recorded a provision for income taxes of $3.5 million and $6.0 million, respectively. These decreases were caused by reductions in net income of the Company for the respective periods.

     Liquidity and Capital Resources

     The Company's principal liquidity requirements are for working capital, consisting primarily of accounts receivable, inventories, capital expenditures and debt service. Historically, the Company has funded its operating activities principally from working capital, capital infusions from Toray and Shimadzu and working capital lines of credit.

     Cash flow provided by operating activities was $3.8 million and $3.0 million for the six months ended September 30, 1997 and 1996, respectively. The increase in cash flow provided by operating activities is a result of the timing between when an obligation is incurred and when it was paid and non-cash recapitalization expenses, offset by the decrease in net income.

     Purchases of property and equipment were $1.9 million and $0.7 million for the six months ended September 30, 1997 and 1996.

     The Company issued $115.0 million in aggregate principal amount of senior notes to finance the Recapitalization, including the repayment of notes payable and redemption of common stock. The Company also received proceeds of approximately $20.2 million from the issuance of common stock.

     In connection with the Recapitalization, the Company entered into the Bank Credit Facility. The Bank Credit Facility provides for borrowings of up to $30.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at (i) the Base Rate (as defined in the Bank Credit Facility) plus 1.75% or (ii) the Eurodollar Rate (as defined in the Bank Credit Facility) plus 3.00%. The Company's borrowings under the Bank Credit Facility are secured by substantially all of the Company's assets and a pledge of substantially all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of the Company's first-tier foreign subsidiaries. The Bank Credit Facility matures on May 16, 2002. Subsequent to the Recapitalization, the Company used $7.6 million of the available borrowing capacity under the Bank Credit Facility to issue letters of credit. At September 30, 1997, the Company had unused borrowing capacity under the Bank Credit Facility of $22.4 million.

     The Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing.

     In September 1997, the Board of Directors authorized management of the Company to file a Registration Statement with the Securities and Exchange Commission permitting the Company to sell shares of its common stock in an initial public offering (the "Offering"). On October 2, 1997, the Company filed such Registration Statement on Form S-1 with the Securities and Exchange Commission.

     Numerous factors, many of which are beyond the control of the Company, may cause the Offering not to be completed or, if completed, to be on terms different than those described herein. Such factors include, among other things, market conditions in the semiconductor capital equipment industry and the general status of the securities market (particularly, the technology sector, thereof). As a result, no assurance can be given that the Offering will be completed or, if completed, will be on the terms outlined therein.

     The Company's principal sources of funds are cash flows from operating activities and borrowings under the Bank Credit Facility. The Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, as well as to provide funds for the

     Company's working capital, capital expenditures and other needs for at least the next twelve months. No assurance can be given, however, that this will be the case. Depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or to fund its research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Bank Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

     Foreign exchange rate fluctuations have historically not had a significant impact on the Company's results of operations. However, future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

Part II. Other Information

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities and Use of Proceeds

      On July 15, 1997, the Company sold an aggregate of 206,126 shares of Class B common to certain employees of the Company for an aggregate of $48,440. This sale was deemed exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof as a transaction not involving a public offering.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

    Exhibit
    Number      Description
    ------      -----------

     3.1        Restated Certificate of Incorporation of Therma-Wave, Inc. (1)
     3.2        Amended and Restated By-Laws of Therma-Wave, Inc. (1)
    27.1        Financial Data Schedule
    _______
        (1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-29871)

      (b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the six months ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THERMA-WAVE, INC.
                                               (Registrant)


                                              /s/ ANTHONY LIN
                                              ---------------

                                                ANTHONY LIN
                                         Executive Vice President,
                                          Chief Financial Officer
                            (as Registrant and as Principal Financial Officer)

                                            November 18, 1997