Form 10-Q
period 1998-01-04
THERMA WAVE INC
filed 1998-02-17
CIK 828119

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period ended January 4, 1998 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________


                        Commission file number 333-29871


                               THERMA-WAVE, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                    94-3000561
[State or other jurisdiction of          [I.R.S. Employer Identification Number]
 incorporation or organization]

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

                               Yes [X]        No [_]

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

                   Class                Outstanding as of February 1, 1998
-------------------------------------------------------------------------------
Class A Common stock, $.01 par value                9,073,532
Class B Common stock, $.01 par value                1,296,226
Class L Common stock, $.01 par value                1,008,170

Contents

                               THERMA-WAVE, INC.
                                   FORM 10-Q

                                     INDEX


Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets
          December 31, 1997 and March 31, 1997                             3

        Condensed Consolidated Statements of Operations
         Three and nine months ended December 31, 1997 and 1996            4

        Condensed Consolidated Statements of Cash Flows
          Nine months ended December 31, 1997 and 1996                     5

        Notes to Unaudited Condensed Consolidated Financial Statements     6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      9


Part II. Other Information

Item 1. Legal Proceedings                                                 13

Item 2. Changes in Securities and Use of Proceeds                         13

Item 3. Defaults upon Senior Securities                                   13

Item 4. Submission of Matters to a Vote of Security Holders               13

Item 5. Other Information                                                 13

Item 6. Exhibits and Reports on Form 8-K                                  13

Signatures                                                                14

Part I. Financial Information
Item 1. Unaudited Consolidated Condensed Financial Statements


                               THERMA-WAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                                       December 31,                 March 31,
                                                                           1997                        1997
                                                                  ---------------------       --------------------
                              ASSETS

Current assets:
 Cash and cash equivalents                                                     $ 15,827                   $ 16,741
 Accounts receivable, net                                                        22,649                     20,107
 Receivable from parent                                                               -                      1,425
 Inventories                                                                     20,571                     17,427
 Other current assets                                                             7,581                      5,939
                                                                    -------------------         ------------------
           Total current assets                                                  66,628                     61,639

 Property and equipment, net                                                      6,595                      5,843
 Deferred financing costs, net                                                   10,224                          -
 Other assets                                                                     1,882                      1,138
                                                                    -------------------         ------------------
           Total assets                                                        $ 85,329                   $ 68,620
                                                                    ===================         ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY
                    (NET CAPITAL DEFICIENCY)
Current liabilities:
 Short term debt                                                    $              -                      $  3,834
 Accounts payable                                                                 4,655                      4,076
 Other current liabilities                                                       19,166                     15,009
                                                                    -------------------         ------------------
           Total current liabilities                                             23,821                     22,919
 Long term debt                                                                 115,000                     23,100
 Other liabilities                                                                2,862                      2,456
                                                                    -------------------         ------------------
           Total liabilities                                                    141,683                     48,475

Commitments and contingencies

Mandatorily redeemable preferred stock                                           14,308                          -

Stockholders' equity (net capital deficiency)
 Common stock                                                                         -                         45
 Common stock - Class A                                                              91                          -
 Common stock - Class B                                                              13                          -
 Common stock - Class L                                                              10                          -
 Additional paid-in capital                                                      21,363                     60,465
 Notes receivable from stockholders                                                (289)                         -
 Accumulated deficit                                                            (89,729)                   (38,927)
 Currency translation adjustment                                                 (2,121)                    (1,438)
                                                                    -------------------         ------------------
           Total stockholders' equity (net capital deficiency)                  (70,662)                    20,145
                                                                    -------------------         ------------------
           Total liabilities and stockholders' equity (net
            capital deficiency)                                                $ 85,329                   $ 68,620

                                                                    ===================         ==================

    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)


                                Three months ended December 31,        Nine months ended December 31,
                               ---------------------------------     ----------------------------------
                                        1997               1996               1997                1996
                                      -------            -------            -------             -------
Net revenue                           $29,664            $24,206            $86,155             $83,955
Cost of revenue                        14,573             11,823             40,974              37,592
                                      -------            -------            -------             -------
Gross margin                           15,091             12,383             45,181              46,363

Operating expenses:
 Research and development               5,103              2,861             14,677               9,029
 Selling, general and
  administrative                        6,520              4,741             18,294              16,368
 Amortization of goodwill and
  purchased intangibles                     -                319                  -               1,275
 Recapitalization and other
  non-recurring expenses                  300                  -              4,188                   -
                                      -------            -------            -------             -------
        Total operating
         expenses                      11,923              7,921             37,159              26,672

Operating income                        3,168              4,462              8,022              19,691

Other income (expense):
 Interest expense                      (3,581)              (389)            (9,362)             (1,230)
 Interest income                          208                100                548                 184
 Other, net                              (100)              (104)              (101)               (184)
                                      -------            -------            -------             -------
                                       (3,473)              (393)            (8,915)             (1,230)
                                      -------            -------            -------             -------
Income (loss) before income
 taxes                                   (305)             4,069               (893)             18,461
Provision (benefit) for income
 taxes                                   (119)             1,668               (347)              7,634
                                      -------            -------            -------             -------
Net income (loss)                        (186)           $ 2,401               (546)            $10,827
                                                         =======                                =======
Accretion of preferred stock
 dividend                                 208                                   532
                                      -------                               -------
Net loss attributable to
 common stockholders                  $  (394)                              $(1,078)
                                      =======                               =======

     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                  Nine months ended
                                                                                     December 31,
                                                                        -------------------------------------

                                                                            1997                     1996
                                                                        ------------             ------------
Operating activities:
  Net income (loss)                                                         $   (546)                 $10,827
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                             2,581                    3,170
     Amortization of deferred financing costs                                    989                        -
     Non-cash recapitalization and related expenses                            3,888                        -
     Loss on disposal of property, plant and equipmant                           400                        -
     Changes in assets and liabilities:
      Accounts receivable                                                     (2,542)                  (3,454)
      Inventories                                                             (3,928)                  (4,943)
      Other assets                                                            (1,642)                    (100)
      Other liabilities                                                        4,142                    1,961
                                                                        ------------             ------------
       Net cash provided by operating activities                               3,342                    7,461

Investing activities:
  Purchases of property and equipment                                         (2,634)                    (726)
  Other                                                                       (1,059)                    (636)
                                                                        ------------             ------------
       Net cash used in investing activities                                  (3,693)                  (1,362)
Financing activities:
  Issuance of Senior Notes                                                   115,000                        -
  Repayment of notes payable                                                 (26,934)                    (980)
  Redemption of common stock                                                 (96,900)                       -
  Proceeds from issuance of common stock                                      20,169                      524
  Deferred financing costs                                                   (11,213)                       -
  Other                                                                         (685)                     (79)
                                                                        ------------             ------------
       Net cash used in financing activities                                    (563)                    (535)
                                                                        ------------             ------------
Net (decrease)/increase in cash and cash equivalents                            (914)                   5,564
Cash and cash equivalents at beginning of period                              16,741                    7,690
                                                                        ------------             ------------
Cash and cash equivalents at end of period                                  $ 15,827                  $13,254
                                                                        ============             ============
Supplementary disclosures:
  Cash paid for interest                                                    $  6,495                  $ 1,283
                                                                        ============             ============
  Cash paid for taxes                                                       $  2,825                  $ 6,394
                                                                        ============             ============
Noncash financing activity:
  Common stock issued for notes receivable from stockholders                $    298                  $     -
                                                                        ============             ============

     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries (collectively "Therma-Wave" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 1997, and the operating results and cash flows for the three and nine months ended December 31, 1997 and 1996. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1997, included in the Company's Registration Statement on Form S-4 (Registration No. 333-29871) as declared effective by the Securities and Exchange Commission on September 10, 1997.

   The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends April 5, 1998.

   The third fiscal quarters of 1998 and 1997 and the fiscal year 1997 ended on January 4, 1998, January 5, 1997 and April 6, 1997, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the month.

2. Inventories

   Inventories are summarized as follows:

                                    December 31, 1997              March 31, 1997
                                    -----------------              --------------
Purchased materials                      $10,228                      $ 8,937
Systems in process                         8,647                        7,252
Finished systems                           1,696                        1,238
                                         -------                      -------
                                         $20,571                      $17,427
                                         =======                      =======

3. Recapitalization

   In December 1996, the Board of Directors approved the Recapitalization Agreement (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, which closed on May 16, 1997, the Company: (i) redeemed from Toray Industries, Inc., ("Toray") and Shimadzu Corporation ("Shimadzu") approximately 86.6% of its outstanding capital stock for $96.9 million; (ii) converted its remaining outstanding capital stock of 6.1 million shares to newly issued shares of preferred stock and common stock;
   (iii) repaid substantially all of its outstanding borrowings of approximately $26.9 million; (iv) canceled its receivable from Toray and Shimadzu of $1.4 million which was recorded as a reduction of additional paid-in capital; and
   (v) paid the estimated fees and expenses of approximately $11.2 million related to the Recapitalization. In order to finance the transactions effected by the Recapitalization Agreement, the Company: (i) issued $115.0 million in aggregate principal amount of senior notes in a private debt offering; (ii) received an equity contribution of approximately $20.0 million in cash from an investor group, including investment funds associated with Bain Capital, Inc. ("Bain"), and members of the Company's senior management team; and (iii) converted equity securities of Toray and Shimadzu having a value of $15.0 million into newly issued shares of preferred stock and common stock.

   Immediately after the Recapitalization, the outstanding equity securities of the Company consisted of 9,073,532 shares of Class A Common; 1,334,875 shares of Class B Common; 1,008,170 shares of Class L Common; and 748,738 shares of Preferred Stock. The shares of Class A Common and Class L Common each entitle the holder thereof to one vote per share on all matters to be voted upon by the stockholders of the Company and are otherwise identical, except that the shares of Class L Common are entitled to a preference over the Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($19.085) plus an amount which accrues on a daily basis at a rate of 12% per annum, compounded annually. The Class B Common is identical to the Class A common except that the Class B Common is nonvoting and is convertible into Class A Common at any time following an initial public offering by the Company at the option of the holder thereof. The Preferred Stock has a liquidation preference of $18.40 per share and is convertible into one share of Class A Common at the option of the holder thereof. Dividends on the Preferred Stock accrue at a rate of 6.0% per annum. The Preferred Stock has a scheduled redemption on May 16, 2007, and is otherwise redeemable by the Company at any time from time to time after the earlier of (i) June 30, 1998; or (ii) an initial public offering by the Company. The Preferred Stock entitles the holder thereof to one vote for each share of Class A Common issuable upon conversion of such Preferred Stock.

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

   In conjunction with the Recapitalization, the Company entered into a new bank credit facility (the "Bank Credit Facility") with Bankers Trust Company, which provides for a revolving credit facility of $30.0 million. The Company may borrow amounts under the Bank Credit Facility to finance its working capital requirements and other general corporate purposes. The Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing. At December 31, 1997, there was $3.5 million of an outstanding letter of credit that was collateralized by the Bank Credit Facility.

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

The Company's third quarters of fiscal years 1998 and 1997 ended on January 4, 1998 and January 5, 1997, respectively. For presentation purposes, any reference herein to such periods refer to the periods ended December 31 of such fiscal year.

Results of Operations

The following table summarizes Therma-Wave's unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and nine months ended December 31, 1997 and 1996 were derived from the Company's unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                                 Three months ended                 Nine months ended
                                                     December 31,                      December 31,
                                               -----------------------            ------------------------
Income Statement Data:                          1997             1996              1997              1996
                                               -----             -----             -----             -----
Net revenue                                    100.0%            100.0%            100.0%            100.0%
Cost of revenue                                 49.1              48.9              47.6              44.8
                                               -----             -----             -----             -----
Gross margin                                    50.9              51.1              52.4              55.2
Operating expenses:
Research and development expenses               17.2              11.8              17.0              10.7
Selling, general and administrative             22.0              19.6              21.2              19.5
Amortization of goodwill and
 purchased intangibles                             -               1.3                 -               1.5
Recapitalization and other
 non-recurring expenses                          1.0                 -               4.9                 -
                                               -----             -----             -----             -----
Operating income                                10.7              18.4               9.3              23.5
Interest expense                               (12.1)             (1.6)            (10.8)             (1.5)
Interest income                                  0.7               0.4               0.6               0.2
Other, net                                      (0.3)             (0.4)             (0.1)             (0.2)
                                               -----             -----             -----             -----
Income (loss) before income taxes               (1.0)             16.8              (1.0)             22.0
Provision (benefit) for income taxes            (0.4)              6.9              (0.4)              9.1
                                               -----             -----             -----             -----
Net income (loss)                               (0.6)%             9.9%             (0.6)%            12.9%
                                               =====             =====             =====             =====

Net revenues for the three and nine months ended December 31, 1997 were $29.7 million and $86.2 million, respectively. Compared to the corresponding periods of fiscal 1997, net revenues increased $5.5 million or 22.5% for the three month period ended December 31, 1997 and $2.2 million or 2.6% for the nine month period ended December 31, 1997. This is primarily attributed to higher Opti-Probe sales and increased service revenues, partially offset by a decrease in Therma-Probe sales due to a decrease in new semiconductor manufacturing facilities.

Gross margin percentages for the three and nine months ended December 31, 1997 were 50.9% and 52.4%, respectively. Compared to the corresponding periods of fiscal 1997, the gross margin percentage decreased by 0.2 and 2.8 percentage points for the three and nine months, respectively. This decrease is primarily attributable to increased investment in the Company's service organization.

Research and development expenses were $5.1 million and $14.7 million for the three and nine months ended December 31, 1997. Compared to the corresponding periods of fiscal 1997, research and development expenses increased $2.2 million, or 78.4% and $5.6 million, or 62.6% for the three and nine months, respectively. The increase in research and development is due to increased headcount and project expense increases related to new product developments. The Company believes that technical leadership is essential to its success and expects to continue to commit significant resources to research and development projects.

Selling, general and administrative expenses as a percentage of net revenues for the three and nine months ended December 31, 1997, were 22.0% and 21.2%, respectively. For the three and nine months ending December 31, 1996, selling, general and administrative expenses as a percentage of net revenues were 19.6% and 19.5%. The increase for the periods ended December 31, 1997 is a result of increased spending in marketing and related expenses for new products, slightly offset by a decrease in sales commissions.

Recapitalization and other non-recurring expenses for the nine months ended December 31, 1997 was $4.2 million. Non-cash charges related to the arrangements for the Company's executive officers in connection with the Recapitalization were $3.9 million. Costs incurred relating to the Company's postponed initial public offering were approximately $0.3 million.

Interest expense for the three and nine months ended December 31, 1997 were $3.6 million and $9.4 million, respectively. Compared to the corresponding periods of fiscal 1997, interest expense increased $3.2 million and $8.1 million, respectively. This increased interest expense is attributed to the additional debt incurred as part of the Recapitalization.

For the three and nine months ended December 31, 1997, the Company recorded a benefit for income taxes of $0.1 million and $0.3 million, respectively. During the three and nine months ended December 31, 1996, the Company recorded a provision for income taxes of $1.7 million and $7.6 million, respectively. These decreases were caused by reductions in net income of the Company for the respective periods.

Liquidity and Capital Resources

The Company's principal liquidity requirements are for working capital, consisting primarily of accounts receivable, inventories, capital expenditures and debt service. Historically, the Company has funded its operating activities principally from working capital and working capital lines of credit.

Cash flow provided by operating activities was $3.3 million and $7.5 million for the nine months ended December 31, 1997 and 1996, respectively. The decrease in cash flow provided by operating activities is mainly due to the decrease in net income, offset by the increase in non-recurring recapitalization and related expenses and a lower investment in working capital.

Purchases of property and equipment were $2.6 million and $0.7 million for the nine months ended December 31, 1997 and 1996.

The Company issued $115.0 million in aggregate principal amount of senior notes to finance the Recapitalization, including the repayment of notes payable and redemption of common stock. The Company also received proceeds of approximately $20.2 million from the issuance of common stock.

In connection with the Recapitalization, the Company entered into the Bank Credit Facility. The Bank Credit Facility provides for borrowings of up to $30.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at (i) the Base Rate (as defined in the Bank Credit Facility) plus 1.75% or (ii) the Eurodollar Rate (as defined in the Bank Credit Facility) plus 3.00%. The Company's borrowings under the Bank Credit Facility are secured by substantially all of the Company's assets and a pledge of substantially all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of the Company's first-tier foreign subsidiaries. The Bank Credit Facility matures on May 16, 2002. At December 31, 1997, there was $3.5 million of an outstanding letter of credit that was collateralized by the Bank Credit Facility and unused borrowing capacity under the Bank Credit Facility of $26.5 million.

The Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing.

On October 2, 1997, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to an initial public offering of its common stock. The Company has decided to postpone such offering until a future date, due to current uncertainty in the technology sector of the stock market.

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

Foreign exchange rate fluctuations have historically not had a significant impact on the Company's results of operations. Due to the unpredictability of currency exchange rates, there can be no assurance that the Company will not experience negative currency translation adjustments in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results.

Part II. Other Information

  Item 1. Legal Proceedings

     On November 26, 1997, the Company received a favorable jury verdict in its United States patent infringement suit against Jenoptik GmbH ("Jenoptik"), a German company. The jury found all six of the Company's patents valid and concluded that Jenoptik infringed all thirty-one claims at issue from these patents.

  Item 2. Changes in Securities and Use of Proceeds

     None.

  Item 3. Defaults Upon Senior Securities

     None.

  Item 4. Submission of Matters to a Vote of Security Holders

     None.

  Item 5. Other Information

     None.

  Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit
     Number               Description
     ------               -----------

        3.1  Restated Certificate of Incorporation of Therma-Wave, Inc. (1)
        3.2  Amended and Restated By-Laws of Therma-Wave, Inc. (1)
       27.1  Financial Data Schedule
      _____
         (1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-29871)

      (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the nine months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMA-WAVE, INC.
                                  (Registrant)


                                /s/ ANTHONY LIN
                          ____________________________

                                  ANTHONY LIN
                           Executive Vice President,
                            Chief Financial Officer
               (as Registrant and as Principal Financial Officer)

                               February 13, 1998