Form 10-K
period 1998-04-05
THERMA WAVE INC
filed 1998-07-06
CIK 828119

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

(Mark one)

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 5, 1998

                                       OR

   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                       Commission file number: 333-29871

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

       Registrant's telephone number, including area code: (510) 490-3663

     Securities registered pursuant to Section 12(b) and 12(g) of the Act:

Title of Each Class                    Name of each Exchange on which Registered
       N/A                                                    N/A

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ]

  As of May 31, 1998, the Registrant had 9,073,532 shares of Class A Common Stock, 1,289,785 shares of Class B Common Stock and 1,008,170 shares of Class L Common Stock outstanding.

                                   FORM 10-K
                               THERMA-WAVE, INC.
                               TABLE OF CONTENTS

Part I

  Item 1.  Business                                                                     3
  Item 2.  Properties                                                                   9
  Item 3.  Legal Proceedings                                                           10
  Item 4.  Submission of Matters to a Vote of Security Holders                         10

Part II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters       11
  Item 6.  Selected Financial Data                                                     12
  Item 7.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                              13
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk                  18
  Item 8.  Financial Statements and Supplemental Data                                  18
  Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure      18

Part III

  Item 10. Disclosures and Executive Officers of the Registrant                        18
  Item 11. Executive Compensation                                                      20
  Item 12. Security Ownership of Certain Beneficial Owners and Management              25
  Item 13. Certain Relationships and Related Transactions                              26
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K             29
  Schedule II - Valuation and Qualifying Accounts                                      46
  Signatures                                                                           47
  Exhibit 27.1 Financial Data Schedule                                                 48

                                     PART I

ITEM 1.  BUSINESS

Overview

  The Company is a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Semiconductor manufacturers use process control metrology systems in their fabrication facilities ("fabs") to detect process deviations or problems in order to minimize the effects on manufacturing yield, device performance and reliability. The Company's metrology systems are principally used to measure two of the most important and pervasive semiconductor fabrication process steps: ion implantation and thin film deposition and removal. Ion implantation involves the implantation of ions into selective areas of the silicon wafer, which alters the electrical properties of the semiconductor. Thin film deposition and removal is a process by which layers of conductive or insulating films are deposited on and removed from the wafer to give the semiconductor the desired performance characteristics. The Company's products are designed to offer a low cost of ownership due to the integration of proprietary technology and advanced software in a highly reliable, easy-to-use and productive system.

  The Company's process control metrology systems use proprietary and patented technology to measure key dimensions and other physical properties of semiconductor wafers. The Company holds 71 United States and foreign patents primarily covering the technology utilized in its two major product lines: (i) the Therma-Probe system and (ii) the Opti-Probe system. The Therma-Probe system, introduced in 1985, utilizes the Company's proprietary thermal wave technology and is the predominant nondestructive process control metrology system used to measure the critical ion implantation process in the fabrication of semiconductors. The Opti-Probe system, introduced in 1992, significantly improves upon existing thin film metrology systems by successfully integrating different measurement technologies into one system and utilizing the Company's proprietary optical technologies.

Industry Background

  Process Control Metrology Market

   Semiconductor manufacturers use process control metrology systems in their fabs to detect any process deviations or problems as quickly as possible so as to minimize their effects on manufacturing yield, device performance and reliability. Process control metrology systems are critical for yield enhancement and cost reduction because they allow error/defect detection in real-time before there can be a significant impact on yield. Higher yields increase the revenue a manufacturer can obtain for each semiconductor wafer processed. Furthermore, equipment that helps a manufacturer to increase yield quickly when new semiconductor products are introduced enables the manufacturer to offer products in volume at the time when they are likely to generate the greatest profits. In general, demand for process control metrology systems is driven primarily by: (i) capital expenditures of semiconductor manufacturers, which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors and (ii) the increasing complexity of the semiconductor manufacturing process as a result of the demand for smaller, higher performance devices.

  Two important areas of process control metrology are ion implant metrology and thin film measurement.

  Ion Implant Metrology

  A key process step in the fabrication of semiconductor devices is the implantation of ions, usually boron, phosphorous or arsenic, into selective areas of the silicon wafer, which alters the electrical properties of the silicon semiconductor. Control of the accuracy and uniformity of the ion implant dose is critical to device performance and yield. Ion implantation is generally performed several times during the early phases of the fabrication cycle. As a result, there is typically a three to eight week time lag between the implant steps and the first electrical measurements that indicate whether the ion implantation process was properly executed. Failure to identify improper ion implantation can be extremely costly to a semiconductor manufacturer if the fabrication cycle is permitted to continue. To test whether the ion implantation was properly executed on a timely basis, semiconductor manufacturers historically used a four-point probe to perform test wafer monitoring (i.e., testing a non-production blank wafer that has no devices on it), which measured electrical resistance and required physical contact between the probe and the silicon wafer surface. As a result of the high probability of contamination of the silicon wafer from contact with the probe, this procedure was only used on a limited number of test wafers. As compared to product wafer monitoring (i.e., testing a production wafer that has devices on it), test wafer monitoring adds considerable cost to the manufacturing process and will often fail to identify processing problems inherent with product wafers.

  Thin Film Measurement

   The majority of the 100 to 500 process steps required to fabricate semiconductors on the silicon wafer involve the deposition and removal of a variety of insulating and conducting thin films. Thin film metrology measures the thickness and material properties of these thin films and, because it is used to measure a large number of process steps, is one of the most important metrology systems utilized at semiconductor fabs. The most widely used technologies to measure the thickness and properties of thin films have historically been reflection spectrometry and ellipsometry. Reflection spectrometers obtain an optical spectrum as a function of wavelength for light reflected from the surface of a sample. This spectrum is then analyzed with appropriate algorithms to obtain film thickness and, in some cases, other properties of the film as well. In ellipsometry, the change of polarization of the reflected light is measured. The polarization change is analyzed with appropriate algorithms to obtain film thickness, and in some cases other properties of the film.

   Increasingly, these systems have been unable to meet the process control metrology demands of the semiconductor industry. For example, the industry is rapidly moving toward measuring product wafers rather than test wafers, both because of the inability to control the manufacturing processes adequately using test wafers alone, and the costs associated with the processing of nonproductive test wafers. Measurements on product wafers, however, must be performed in small areas and spectrometers and ellipsometers both require fairly large measurement areas. Additionally, increasing demands for improved precision and repeatability require the ability to measure thicknesses that range from extremely thin films (i.e., below 20 Angstroms) to films that are hundreds of thousands times thicker. Reflection spectrometers are most suitable for measuring thicker films, whereas ellipsometers are most suitable for measuring very thin films. Thus, neither system is individually capable of accurate and reliable measurements over the full range of film thicknesses. Further, the industry is now using many films whose optical properties are functions of the actual deposition conditions. Obtaining an accurate measurement of the thickness of these thin films requires the ability to make simultaneous measurements of both thickness and optical properties. Reflection spectrometers and most ellipsometers have very limited capabilities for simultaneous measurements of both thickness and optical parameters.

Products and Technology

  Therma-Wave currently offers two major lines of process control metrology systems to address a wide range of customer process control needs. The Company's Therma-Probe system was introduced in 1985 as the Company's initial product line, and its Opti-Probe system was introduced in 1992. Both product lines feature the Company's proprietary and patented measurement technologies and offer robotic wafer handling, advanced vision processing, sophisticated but user-friendly software and high throughput and reliability. The modular design of the hardware and software enable continuous product enhancement as new advances are made.

   Therma-Probe System. The Therma-Probe system is the predominant ion implant metrology system capable of measuring in a noncontact, non-contaminating manner directly on product wafers and immediately after the ion implantation process, both the implant dose and its uniformity across the wafer with a high degree of precision. In addition, the Therma-Probe system has unparalleled sensitivity for the most critical implants. By April 5, 1998, more than 375 Therma-Probe systems had been installed in virtually every major semiconductor fab worldwide. A typical semiconductor fab uses Therma-Probe systems to monitor and control critical implant steps. In addition, all major manufacturers of ion implant equipment utilize Therma-Probe systems to help develop and qualify their ion implanters.

  The Company estimates that sales of ion implant metrology systems for the semiconductor industry were approximately $50 million in 1997. The selling price for a current model of the Therma-Probe system ranges from $650,000 to $900,000. The Company believes that its Therma-Probe system offers particular technological advantages and features that distinguish it from the ion implant metrology systems offered by its competitors:

 .     Proprietary Technology. To provide noncontact, non-contaminating ion implant measurements on product wafers, the Company's Therma-Probe system employs highly focused but low power laser beams to generate and detect thermal wave signals in the silicon wafer that can be correlated to the implant dose. The thermal wave technology used to measure the ion implant dose in the silicon wafer is a highly proprietary and extensively patented technology of the Company. The Company believes that these patents help to maintain its competitive position.

 .     Ease of Use and Reliability. The Company has packaged its thermal wave technology into an easy-to-use and reliable process control metrology system. This system is configured specifically for use by semiconductor device manufacturers and features automated wafer handling, automated data collection and statistical data processing and data management.

 .     Installed Base. Major semiconductor manufacturers use Therma-Probe systems to monitor and control their ion implant processes. In addition, manufacturers of ion implant equipment utilize Therma-Probe systems to help develop and qualify their implanters. The Company believes that its significant installed base of Therma-Probe systems acts as a barrier to entry for its current and potential competitors in the ion implant measurement market.

 .     Continuous Improvement. The Company continues to develop, manufacture and market new and improved Therma-Probe models to enhance system capability. For example, the Company introduced the TP-500 model in 1996, which provided enhanced performance, improved software, advanced image processing and improved reliability. The Company recently introduced the TP-630 model which has the capacity to accommodate wafer sizes of 300 millimeters.

   The following table summarizes the Company's improvements to the Therma-Probe system and current product development activities:

MODEL            YEAR INTRODUCED         Description of Innovation/Advancement
TP-200                 1985              Introduced first nondestructive process control metrology system to measure ion implantation.
TP-300                 1987              Added cassette-to-cassette wafer handling and automation software to the capability of the TP-200.
TP-400                 1992              Significantly improved repeatability and added second cassette station for tool calibration.
TP-500                 1996              Built on the same platform as the OP-2600, added pattern recognition and improved reliability and throughput.
TP-630                 1998              Expands wafer measurement capability to 300 millimeters.

   Opti-Probe System. The Opti-Probe system was developed by the Company to address the limitations of conventional thin film metrology systems. The Opti-Probe system, introduced in 1992, combines the thin film metrology capabilities of spectrometers and ellipsometers into a single integrated system and utilizes two new proprietary measurement technologies to enhance their capabilities. By April 5, 1998, more than 600 Opti-Probe systems have been installed in major semi-conductor fabs worldwide. The Company estimates that sales of thin film measurement systems for the semiconductor industry were approximately $224 million in 1997. The selling price for a current model of the Opti-Probe system ranges from $400,000 to $600,000.

  The Company believes that its Opti-Probe system offers particular technological advantages and features that distinguish it from traditional thin film metrology systems:

 .     Proprietary Technology. Conventional spectrometers and ellipsometers are unable to meet the current and future requirements of the semiconductor fabs. These requirements include the ability to measure in very small areas on product wafers, high precision and repeatability for very thin as well as thick films, and the ability to simultaneously measure thickness and optical parameters on one or more films. To help provide these capabilities, the Company has developed and patented two new proprietary optical measurement technologies and combined them with conventional measurement technologies in one measurement system. Because of the wealth of data that can be obtained from these combined optical technologies, it is possible to perform measurements on the thickness and optical parameters of one or more films simultaneously. In addition, since the Company's proprietary technologies employ a highly focused laser beam, it is possible to perform measurements with a spot size that is the smallest in the industry.

 .     Ease of Use and Reliability. The Company believes that the Opti-Probe system is regarded as easy-to-use and highly reliable as compared to the thin film measurement systems of its competitors. This system is configured specifically for use by semiconductor device manufacturers and features automated wafer handling, advanced image processing, automated data collection and statistical data processing and data management.

 .     Proprietary Software. During the fabrication of semiconductors, many different films and film stacks, consisting of several layers of different films, are deposited and selectively removed from the silicon wafer. This in turn means that hundreds of film measurement data analysis algorithms ("recipes") must be developed and stored in the computer of a thin film metrology system. Thus the full benefit of a thin film metrology system to the customer is a result of a combination of superior measurement capability and superior recipe development. The Company has a staff of over fifty experienced applications scientists and engineers stationed worldwide near all major customers who provide full applications support to develop new recipes as the device manufacturing processes change.

 .     Continuous Improvement. While the Company has achieved rapid market share growth in the thin film metrology market with its current Opti-Probe systems, it continues to develop, manufacture and market new and improved models. For example, in 1996, the Company introduced the OP-2600DUV which extends the spectrometer range of the Opti-Probe further into the ultra-violet region of the optical spectrum. The Company believes that it has the lead position at providing the semiconductor industry with a thin film metrology tool with full functionality in the ultra-violet spectrum. This is of paramount importance since device manufacturers are now developing patterning technology utilizing optical radiation in this ultra-violet region. In addition, the Company introduced the 3000 series Opti-Probe systems in 1996 that provide the same superior measurement capability of the 2000 series but with increased speed, thus enhancing the systems' productivity.

   OP-5240 Product Introduction. The Company is currently finalizing the introduction of the OP-5240 model to the customer base. This advanced system integrates two additional measurement technologies into the Opti-Probe system. As a result, the Opti-Probe 5240 has up to five independent but fully integrated measurement technologies. The two additional technologies integrated into the OP-5240 are spectroscopic ellipsometry and absolute laser ellipsometry, each of which will expand the Opti-Probe's measurement capabilities and improve measurement integrity.

  Spectroscopic ellipsometry has long been recognized as a powerful thin film characterization technology. However, it has generally not been successfully transferred to fab production because it suffers from slow measurement time and poor measurement integrity. The poor measurement integrity arises from high sensitivity to small process changes because of the difficulties of measuring thickness and material parameters simultaneously with only wavelength dependent technologies. The Opti-Probe 5240 has been designed to overcome these limitations by integrating spectroscopic ellipsometry with up to four other independent measurement technologies to accelerate the ability to determine the correct thin film solution. Furthermore, by integrating spectroscopic ellipsometry, a wavelength dependent measurement, with the Company's proprietary beam profile reflectometry, an angle dependent measurement, the Company expects that the Opti-Probe 5240 will overcome the historical excessive sensitivity of spectroscopic ellipsometry to small process changes.

  The addition of absolute laser ellipsometry to the Opti-Probe enables stable, reference-free absolute measurements on ultra-thin films with high precision and repeatability. The Company believes that integrating absolute laser ellipsometry with the Company's proprietary beam profile ellipsometry will provide fast, precise and small spot size film measurements. The Company believes that the successful market transition to the OP-5240 will further strengthen the Company's technological capabilities in the thin film measurement market.

  The following table summarizes the Company's improvements to the Opti-Probe system and current product development activities:

MODEL            YEAR INTRODUCED             Description of Innovation/Advancement
OP-1000                1992                  Introduced a new patented optical technology known as beam profile reflectometry ("BPR") to measure thin film deposition and removal.
OP-2000                1993                  Integrated BPR with a new patented optical technology known as beam profile ellipsometry ("BPE") to enhance measurement capabilities.
OP-2600                1994                  Integrated BPR, BPE and Spectrometry to further enhance measurement capabilities.
OP-2600 DUV            1996                  Integrated deep ultra-violet reflectance ("DUV Reflectance") with the existing system to expand measurement range.
OP-3260                1996                  Increased throughput of Opti-Probe system.
OP-3260 DUV            1996                  Increased throughput of Opti-Probe with DUVReflectance.
OP-5240                1998                  Integrates BPR, BPE and DUV Reflectance with Spectroscopic Ellipsometry and
                                               Absolute Laser Ellipsometry.
OP-5340                1998                  Expands wafer measurement capability to 300 millimeters.

  Customers

  The Company sells its products to leading semiconductor manufacturers throughout the world. Certain of the Company's top customers in fiscal 1998 are listed below:

Advanced Micro Devices, Inc.                     Lucent Technologies
Applied Materials Corporation                    Samsung America, Inc.
Chartered Semiconductor Ltd.                     Seocal Incorporated
Holtek                                           Taiwan Semiconductor Mfg. Co.
Hyundai Electronics Ind. Co. Ltd.                United Microelectronics Corp.
Intel Corporation                                Winbond Electronics

  Sales to Intel represented approximately 23% of the Company's net revenues for fiscal 1998. Sales to Samsung and Intel represented approximately 10% and 13%, respectively, for fiscal 1997 and approximately 15% and 17%, respectively for fiscal 1996. The Company's top twenty customers accounted for approximately 81%, 78% and 81% of its net revenues in fiscal years 1998, 1997 and 1996.

   The Company provides its customers with comprehensive support and service before, during and after delivery of its systems. Prior to shipment, the Company's support personnel typically assist the customer in site preparation and inspection and typically provide customers with training at the Company's facilities or at the customer's location. The Company's customer training programs include instructions in the maintenance of the Company's systems and in system hardware and software tools for optimizing the performance of the Company's systems. The Company's field support personnel work with the customers' employees to install the system and demonstrate system readiness. In addition, the Company maintains a group of highly skilled applications scientists to respond to customer process needs worldwide when a higher level of technical expertise is required.

  The Company generally warrants its products for a period of up to 12 months from system acceptance for materials and labor to repair the product and to provide training and applications support. Installation and initial training are customarily included in the price of the system. After the warranty period, customers may enter into support agreements covering both field service and field applications support. The Company's field service engineers may also provide customers with call out repair and maintenance services on a fee basis.

  The Company's applications engineers and scientists are also available to work with the customers on recipe development. The Company also trains customer employees, for a fee, to perform routine service and provides telephone consultation services.

  Sales and Marketing

  The Company utilizes a combination of 14 in-house sales staff and 12 manufacturers' sales representatives (as of April 5, 1998) to sell its products to end users. The Company sells products typically on 80% to 90% net 30-day terms with the remainder due after customer acceptance. Some foreign customers are required to deliver a letter of credit payable in U.S. dollars upon system shipment.

  Therma-Wave maintains sales offices and regional sales representatives throughout the world. In the United States, the Company maintains sales offices in California, Massachusetts and Texas. The Company also utilizes manufacturers' sales representatives to cover those regions of the United States with too few customers to support a direct sales effort. In Asia, the Company maintains sales and support offices in Japan, Korea and Taiwan. The Japanese and Taiwanese offices work with manufacturers' sales representatives to sell the Company's products to customers in Japan and Taiwan, while the Korean office sells to customers directly. The Company also works with manufacturers' sales representatives in Singapore, Malaysia, Thailand and China. In Europe, the Company maintains a sales office in the United Kingdom and works with manufacturers' sales representatives throughout the rest of Europe.

  In addition, the Company provides direct customer support in most parts of the world. In some locations, field service is still provided by the same manufacturers' sales representative that handles the sales function, but applications support is provided by the Company's employees in the territory.

  In the United States, field service and applications engineers are located in customer support offices in Arizona, California, Colorado, Florida, Massachusetts, New Mexico, Oregon, Pennsylvania and Texas. Certain dedicated site-specific field service and applications engineers are contracted by certain customers. In Asia, the Company provides customer support through its offices in Japan, Taiwan, Korea and Singapore. In Europe, the Company maintains a customer support office in the United Kingdom to support customers there and to assist the field service engineers of its European manufacturers' sale representatives in the rest of Europe. Applications personnel to support continental Europe are stationed in France, Germany and Italy.

  See Note 8 to Notes of Consolidated Financial Statements for a summary of the Company's U.S. operations and those of its wholly owned subsidiary in Japan.

  Research and Development

  The process control metrology market is characterized by continuous technological development and product innovations. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to engineering, research and development programs. The Company's research, development and engineering staff is comprised of 75 persons (as of April 5, 1998). The Company seeks to maintain its close relationships with customers to make improvements in its products which respond to customers' needs. For example, the Opti-Probe 2600 system was developed in cooperation with one of the Company's major customers to address the need for a more capable thin film measurement system.

  The Company's ongoing engineering and research and development efforts can be classified into three categories: new products; feature enhancements (such as features to improve precision, speed and automation); and customer-driven product enhancements (such as new measurement recipes or algorithms). The Company has research and engineering staffs which work both in developing new products and features and in responding to the particular needs of customers.

  Engineering and research and development expenses were $19.1 million, $13.1 million and $10.1 million in fiscal years 1998, 1997 and 1996, or 17%, 12% and 13% of net revenues for those periods, respectively. The Company expects that engineering and research and development expenditures will continue to represent a substantial percentage of net revenues for the foreseeable future.

  Manufacturing

  The Company's manufacturing strategy is to produce high-quality, cost effective systems and assemblies. The Company currently performs the majority of its system assembly activities in-house. In order to lower production costs in the future, the Company intends to perform only those manufacturing activities that add significant value or that require unique technology or specialized knowledge. In the future, the Company expects to rely increasingly on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other activities that can be undertaken more cost effectively than by the Company.

  The Company's principal manufacturing activities include assembly and test work, all of which are conducted at the Company's facility in Fremont, California. Assembly includes inspection, subassembly and final assembly. Test includes modular testing, system integration and final test. Components and subassemblies, such as lasers, robots and stages, are acquired from third party vendors and integrated into the Company's finished systems. While the Company uses standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components are engineered and manufactured to Company specifications. Certain of the components and subassemblies are obtained from a limited group of suppliers, and occasionally from a single source supplier. The Company has not entered into any formal agreements with such limited source suppliers, other than long-term purchase orders and, in some cases, volume pricing agreements. Those specific parts coming from a limited group of suppliers are monitored by management to ensure that adequate supplies are available to maintain manufacturing schedules and to reduce the Company's dependence on these suppliers, should supply lines for any of these parts be interrupted. The partial or complete loss of such suppliers could increase the Company's manufacturing costs or delay product shipments while the Company qualifies new suppliers and could also require the Company to redesign products, thereby having a material adverse effect on the Company's results of operations and customer relationships. Further, a significant increase in the price of one or more of the components supplied by such suppliers could adversely affect the Company's financial position and results of operations.

  The Company schedules production based upon firm customer commitments and anticipated orders during the planning cycle. The Company has structured its production process and facility to be driven by both orders and forecasts and has adopted a modular system architecture to increase assembly efficiency and test flexibility. The Company's cycle times for its products are currently three to four months.

  The Company conducts the assembly of certain optical components and final testing of its systems in clean-room environments where personnel are properly clothed. This procedure is intended to reduce the amount of particulates and other contaminants in the final assembled system and to test the Company's products against customers' acceptance criteria prior to shipment. Following the final test, the completed system is packaged within triple vacuum sealed bags to maintain a high level of cleanliness during shipment and installation.

  As part of the ongoing quality program, all machines are monitored by Therma-Wave during the installation process.

  Competition

  The market for semiconductor capital equipment is highly competitive. The Company faces substantial competition from established companies in each of the markets that it serves, some of which have greater financial, engineering, manufacturing and marketing resources than the Company. Significant competitive factors in the market for metrology systems include system performance, ease of use, reliability, return on investment to the customer, and technical service and support. The Company believes it competes favorably on the basis of these factors in each of the Company's served markets. The Company competes with both larger and smaller United States and Japanese companies in the markets it serves. European companies are generally not significant competitors in the Company's served markets.

  The Company's Therma-Probe system competes primarily with other metrology systems designed to measure ion implant dosage, particularly destructive four-point probe measurement systems including those manufactured by KLA-Tencor

Instruments, Kokusai Electric Ltd. and Bio-Rad Semiconductor Systems. The Therma-Probe system is the semiconductor industry's predominant noncontact, nondestructive ion implant monitor for product wafers. Jenoptik GmbH has recently begun to manufacture and market its TWIN and TWIN SC systems, each of which nondestructively measures ion implant doses on product wafers using thermal wave technology. The Company recently received a favorable verdict for patent infringement by Jenoptik in the United States. As a result of the settlement of this litigation, Jenoptik has agreed not to sell any of these systems in the United States and to pay the Company a royalty fee for systems sold in Japan. To date, the introduction of these products by Jenoptik has not had a material impact on the Company's overall market position. The Company's Opti-Probe system primarily competes with thin film metrology systems manufactured by the Prometrix division of KLA-Tencor Instruments, Rudolph Technologies, Nanometrics and Dai Nippon Screen.

  In recent years, there has been significant merger and acquisition activity among competitors and potential competitors of the Company. The Company believes that this activity may continue in the future. Acquisitions by the Company's competitors and potential competitors could allow them to expand their product offerings, which could afford such competitors and potential competitors an advantage in meeting customers' demands. The greater resources, including financial and marketing and support resources, of competitors engaged in these acquisitions could permit them to accelerate the development and commercialization of new competitive products and the marketing of existing competitive products to their larger installed bases. Accordingly, such business combinations and acquisitions by competitors and potential competitors could have an adverse impact on both the Company's market share and the pricing of its products, which could have a material adverse effect on the Company's business and results of operations.

  Patents and Proprietary Rights

  The Company believes that the success of its business depends as much on the technical competence, creativity and marketing abilities of its employees, as on the protection derived from its patents and other proprietary rights. Nevertheless, the Company's success will depend, at least in part, on its ability to obtain and maintain patents and proprietary rights to protect its technology.

  The Company has a policy of seeking patents where appropriate on inventions concerning new products and improvements as part of its ongoing engineering, research and development activities. The Company has acquired a number of patents relating to its two key products, the Opti-Probe and Therma-Probe systems. The Company owns 26 United States patents with expiration dates ranging from 1999 to 2013 and has filed applications for seven additional U.S. patents. In addition, the Company owns 45 foreign patents with expiration dates ranging from 1999 to 2013 and has filed applications for eight additional foreign patents.

  There can be no assurance that any of the Company's pending patent applications will be approved, that the Company will develop additional proprietary technology that is patentable, that any patents owned by or issued to the Company will provide the Company with competitive advantages or that these patents will not be challenged by any third parties. Furthermore, there can be no assurance that third parties will not design around the Company's patents. Any of the foregoing results could have a material adverse effect on the Company's business or financial condition.

  In addition to patent protection, the Company relies upon trade secret protection for its confidential and proprietary information and technology. The Company routinely enters into confidentiality agreements with its employees. However, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's confidential and proprietary information and technology will not be independently developed by or become otherwise known by third parties.

  The Company also owns seven U.S. trademark registrations and has filed applications for five trademark applications in the United States and for two in Japan as well as an intent to use trademark application in the United States.

  Employees

  As of April 5, 1998, the Company employed 451 persons, including 75 in engineering, research and development, 105 in manufacturing, 203 in customer support, 27 in sales and marketing and 41 in executive and administrative functions. Many of the Company's employees are highly-trained, holding advanced post-graduate degrees in science and engineering. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

  The Company's executive offices and manufacturing, engineering, research and development operations are located in a 102,000 square foot building in Fremont, California with approximately 800 square feet of Class 100 "clean rooms" for customer demonstrations and approximately 10,000 square feet of Class 1000 "clean rooms" for manufacturing. This facility is occupied under a lease expiring in 2006 at an aggregate annual rental expense of approximately $1.0 million. The Company has the option of extending this lease for another 15 years after 2006. In addition, the Company has a three-year option on a six-acre lot adjacent to its current facility. The Company owns substantially all of the equipment used in its facilities. The Company believes that its existing facilities and capital equipment are adequate to meet its current requirements and that suitable additional or substitute space is readily available as needed.

  The Company also leases sales and customer support offices in California, Florida, Massachusetts, Arizona, Texas, Japan, Korea, Taiwan and the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

  On July 19, 1994, the Company filed a patent infringement suit against Jenoptik GmbH ("Jenoptik"), a German company, in the United States District court for the Northern District of California. The Company alleged that the manufacture and sale by Jenoptik of Jenoptik's TWIN and TWIN SC systems infringed several of the Company's United States patents that are related to the Company's Therma-Probe ion implant metrology system. Jenoptik denied infringement and claimed that the Company's patents were invalid and unenforceable.

  On November 26, 1997, the Company received a favorable jury verdict in its United States patent infringement suit against Jenoptik. The jury found all six of the Company's patents valid and concluded that Jenoptik infringed all thirty-one claims at issue from these patents.

  On February 1, 1996, the Company filed another patent infringement suit against Jenoptik in the Patent Court in Dusseldorf, Germany. The Company alleged that the manufacture and sale by Jenoptik of Jenoptik's TWIN and TWIN SC systems infringed the Company's German counterpart to one of the Company's United States patents being asserted against Jenoptik in the United States lawsuit. This German counterpart patent was found to be invalid by a patent court in Munich, Germany. The Company is in the process of appealing that decision.

  The Company has been contacted by KLA-Tencor Corporation ("KLA-Tencor") regarding the possible infringement of two of its patents by the Company's Opti-Probe 5240 system. The Company has notified KLA-Tencor of the possible infringement of one of its patents by a number of KLA-Tencor's products. The Company is currently investigating these claims made by KLA-Tencor and, based upon information currently available, does not believe that any conflict with KLA-Tencor regarding these matters will have a material adverse effect on the Company's business or financial condition.

  The Company is also involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on the Company's business or financial condition.

  Environmental Matters

  The Company, like all manufacturing companies, is subject to various federal, state and local environmental statutory requirements. The Company believes that it is in material compliance with existing applicable environmental laws and regulation and has all necessary permits and licenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of May 31, 1998, the Company had outstanding an aggregate of 9,073,532 shares of Class A Common Stock ("Class A Common"), 1,289,785 shares of Class B Common Stock ("Class B Common") and 1,008,170 shares of Class L Common Stock ("Class L Common").

      The Company does not expect to pay dividends on its Common Stock for the foreseeable future. The payment of dividends by the Company to the holders of Common Stock is currently prohibited by the Company's bank credit facility and limited by the indenture under which the Company's 10 5/8% Senior Notes due 2004 (the "Notes") were issued.

      The Company completed a recapitalization (the "Recapitalization") on May 16, 1997. In connection with the Recapitalization, the Company issued:

    (a) An aggregate of 8,614,997 shares of old Common Stock to the Bain Capital Funds and Sutter Hill (which were later converted into an aggregate of 7,264,236 shares of Class A Common and an aggregate of 807,138 shares of Class L Common) for an aggregate of $17.1 million;
    (b) An aggregate of (i) 1,226,331 shares of Class A Common; (ii) 136,258 shares of Class L Common; and (iii) 1,128,749 shares of Class B Common to Dr. Allan Rosencwaig, Anthony W. Lin, W. Lee Smith, David Willenborg and Jon Opsal (collectively, the "Management Investors") for an aggregate of $2.9 million;
    (c) An aggregate of (i) 509,433 shares of Class A Common; (ii) 56,604 shares of Class L Common; and (iii) 750,000 shares of Preferred Stock to Toray Industries, Inc., Toray Industries (America), Inc. and Shimadzu Corporation (collectively, the "Existing Stockholders") in exchange for their 6,101,252 shares of old Common Stock;
    (d) An aggregate of (i) 9,853 shares of Class A Common and (ii) 1,095 shares of Class L Common to the Existing Stockholders in exchange for an aggregate of 1,261 shares of Preferred Stock; and
    (e) 63,679 shares of Class A Common and 7,075 shares of Class L Common to Antares International Partners for an aggregate of $150,000.

   The sales and issuances listed above in paragraphs (a), (b) and (e), were deemed exempt from registration under the Securities Act by virtue of Section 4(2) thereof, as transactions not involving a public offering. The issuance of securities listed in paragraphs (c) and (d) were deemed exempt from registration under the Securities Act by virtue of Section 3(a)(9).

ITEM 6.  SELECTED FINANCIAL DATA

  The Statements of Operations Data for each of the years in the five-year period ended March 31, 1998 and the Balance Sheet Data as of March 31, 1998, 1997, 1996, 1995 and 1994 are derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results Of Operations.

  The Company's fiscal years 1998, 1997, 1996, 1995 and 1994 ended on April 5, 1998, April 6, 1997, March 31,1996, April 2, 1995 and March 27, 1994,
respectively. For presentation purposes, any reference herein to a fiscal year refers to the year ended March 31 of such year.

                                                                 FISCAL YEAR
                                 -----------------------------------------------------------------------
                                      1998           1997           1996           1995           1994
                                 -----------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:                                 (IN THOUSANDS)
Net revenues                        $115,459       $109,493        $79,293        $55,675       $ 20,770
Cost of revenues                      55,683         49,795         35,027         25,024         11,262
                                 -----------------------------------------------------------------------
Gross margin                          59,776         59,698         44,266         30,651          9,508

Operating expenses:
  Research and development            19,057         13,050         10,072          5,942          3,586
  Selling, general and
   administrative                     24,589         22,004         18,704         13,299          9,092
  Amortization of goodwill and
   purchased intangibles                   -          1,275          1,912          1,912          1,912
  Recapitalization and other
   non-recurring expenses              4,188              -              -              -              -
                                 -----------------------------------------------------------------------
 Total operating expenses             47,834         36,329         30,688         21,153         14,590
                                 -----------------------------------------------------------------------
Operating income (loss)               11,942         23,369         13,578          9,498         (5,082)
Other income (expense):
  Interest expense                   (12,930)        (1,621)        (1,722)        (1,998)        (1,543)
  Interest income                        753            346            247            102            331
  Other income (expense)                (194)            14           (138)          (115)          (125)
                                 -----------------------------------------------------------------------
                                     (12,371)        (1,261)        (1,613)        (2,011)        (1,337)
                                 -----------------------------------------------------------------------
Income (loss) before provision          (429)        22,108         11,965          7,487         (6,419)
 for income taxes
Provision for income taxes               604          9,007          4,684              -              -
                                 -----------------------------------------------------------------------
Net (loss) income                   $ (1,033)      $ 13,101        $ 7,281        $ 7,487       $ (6,419)
                                 =======================================================================
BALANCE SHEET DATA:
Total Assets                        $ 89,762       $ 68,620        $53,056        $45,081       $ 23,039
Long Term Obligations                115,000         23,100         25,556         24,838         24,171
Redeemable Preferred Stock            14,515              -              -              -              -
Total Stockholders' Equity (Net      (70,990)        20,145          6,903           (379)       (22,845)
 Capital Deficiency)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  When used in this discussion, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. The Company has experienced and expects to continue to experience significant fluctuations in its operating results. The Company's expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of the Company's revenues in a particular quarter.

  The Company's operations are characterized by relatively high fixed costs due to the need for continued investment in research and development and extensive ongoing customer service and support capability. As a result, changes in net revenues tend to have a significant impact on operating income levels. Other factors that may have an influence on the Company's operating results include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, the Company's ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of any benefits from such improved capabilities, and the introduction of new products by the Company's competitors. The Company's business depends upon the capital expenditures of semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is cyclical and has historically experienced periodic downturns, which have often resulted in a decrease in the semiconductor industry's demand for capital equipment, including process control metrology systems. The semiconductor industry is currently experiencing a downturn. A decrease in the overall level of capital expenditures is expected to continue throughout the remainder of 1998.

  The Company derives its revenues from product sales, sales of replacement and spare parts and service contracts. In fiscal year 1998, the Company derived 89% of its revenues from product sales, 6% from sales of replacement and spare parts (and associated labor) and 5% from service contracts. Revenue from product sales and replacement and spare parts is generally recognized at the time of shipment. Revenue from service contracts is deferred and recognized on a straight-line basis over the period of the contract.

  The Company's fiscal years 1998, 1997 and 1996 ended on April 5, 1998, April 6, 1997 and March 31,1996, respectively. For presentation purposes, any reference herein to a fiscal year or to the year ended March 31 refers to the period ended on such dates.

RESULTS OF OPERATIONS

  The following table summarizes the Company's historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for fiscal years 1998, 1997 and 1996 were derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, and notes thereto, included elsewhere herein.

                                                                                      FISCAL YEAR ENDED MARCH 31,
                                                                -------------------------------------------------------------------
Statement of Operations Data:                                            1998                     1997                    1996
                                                                -------------------       -----------------       -----------------
Net revenues                                                              100.0%                  100.0%                  100.0%
Cost of revenues                                                           48.2                    45.5                    44.2
                                                                -------------------       -----------------       -----------------
Gross margin                                                               51.8                    54.5                    55.8
Operating expenses:
Research and development                                                   16.5                    11.9                    12.7
Selling, general and administrative                                        21.3                    20.1                    23.6
Amortization of goodwill and purchased intangibles                            -                     1.2                     2.4
Recapitalization and other non-recurring expenses                           3.6                       -                       -
                                                                -------------------       -----------------       -----------------
Operating income                                                           10.4                    21.3                    17.1
Interest expense                                                           11.2                     1.5                     2.1
Interest income                                                            (0.6)                   (0.4)                   (0.3)
Other, net                                                                  0.2                       -                     0.2
                                                                -------------------       -----------------       -----------------
Income (loss) before income taxes                                          (0.4)                   20.2                    15.1
Provision for income taxes                                                  0.5                     8.2                     5.9
                                                                -------------------       -----------------       -----------------
Net income (loss)                                                          (0.9)%                  12.0 %                    9.2%
                                                                ===================       =================       =================

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

  Net Revenues.   Net revenues for the fiscal year ended March 31, 1998
increased by $6.0 million, or 5.4%, to $115.5 million from $109.5 million for the fiscal year ended March 31, 1997. This is primarily attributed to higher Opti-Probe sales and increased service revenues, partially offset by a decrease in Therma-Probe sales. Therma-Probe sales decreased as a result of the decrease in the number of new semiconductor manufacturing facilities being constructed. International sales, primarily export sales from the United States to foreign countries, accounted for approximately 52.3% and 59.7% of the Company's total revenues for fiscal years 1998 and 1997, respectively. The Company anticipates that international sales will continue to account for a significant portion of its total net revenues. Since a substantial majority of the Company's international sales are denominated in U.S. dollars, sales to international customers may be affected by fluctuations in the U.S. dollar, which could increase the sales price in local currencies of the Company's products.

   Gross Margin. Gross margin percentages for the fiscal years ended March 31, 1998 and 1997 were 51.8% and 54.5%, respectively. Compared to the corresponding periods of fiscal 1997, the gross margin percentage decreased by 2.7 percentage points. This decrease is primarily attributable to increased investment in the Company's service organization.

  Research and Development Expenses. Research and development expenses were $19.1 million and $13.1 million for the fiscal years ending March 31, 1998 and 1997, respectively. Compared to fiscal year 1997, research and development costs increased $6.0 million, or 46.0%. The increase in research and development costs is due to the increased headcount and project expense increases related to new product development. The Company believes that technical leadership is essential to its success and expects to continue to commit significant resources to research and development projects.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $24.6 million and $22.0 million, and as a percentage of net revenues were 21.3% and 20.1% for the fiscal years ended March 31, 1998 and 1997, respectively. The increase is a result of increased spending in marketing and related expenses for new products, slightly offset by a decrease in sales commissions.

  Amortization of Goodwill and Purchased Intangibles. Amortization of goodwill and purchased intangibles decreased $1.3 million from the prior year as such intangibles related to the acquisition of the Company by Toray and Shimadzu in December 1991 were fully amortized in fiscal year 1997.

  Recapitalization and other Non-Recurring Expenses. Recapitalization and other non-recurring expenses for the year ended March 31, 1998 was $4.2 million. Such charges were primarily non-cash charges related to the arrangements for the Company's executive officers in connection with the Recapitalization.

  Operating Income. Operating income for the fiscal year ended March 31, 1998 decreased by $11.5 million, or 48.9%, to $11.9 million from $23.4 million for the fiscal year ended March 31, 1997. As a percentage of net revenues, operating income for the fiscal year ended March 31, 1998 decreased to 10.4% from 21.3% for the comparable period ended March 31, 1997.

  Interest Expense. Interest expense for the fiscal year ended March 31, 1998 increased by $11.3 million to $12.9 million from $1.6 million for the year ended March 31, 1997. As a percentage of net revenues, interest expense for the fiscal year ended March 31, 1998 was 11.2% as compared to 1.5% for the year ended March 31, 1997. The increased interest expense is attributed to the additional debt incurred as part of the Recapitalization.

  Provision for Income Taxes. Income taxes for the fiscal year ended March 31, 1998 decreased by $8.4 million, or 93.3%, to $0.6 million from $9.0 million for the year ended March 31, 1997. The effective tax rate increased to 140.8% from 40.7%, primarily due to the increase in the valuation allowance and other items, offset by the benefit from the Company's foreign sales corporation.

  Net (Loss) Income. For the reasons stated above, earnings for the fiscal year ended March 31, 1998 decreased to a net loss of $1.0 million from $13.1 million of net income for the fiscal year ended March 31, 1997.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

  Net Revenues.   Net revenues for the fiscal year ended March 31, 1997
increased by $30.2 million, or 38.1%, to $109.5 million from $79.3 million for the fiscal year ended March 31, 1996. This increase in the Company's net revenues is primarily attributable to the increased market penetration of the Opti-Probe and the overall expansion of the semiconductor industry. Of the increase in net revenues, 85.4% was attributable to increases in Opti-Probe sales and 11.1% was attributable to increases in Therma-Probe sales. International sales for the fiscal year ended March 31, 1997, increased to $65.4 million, or 59.7% of net revenues, from $45.8 million, or 57.8% of net revenues, for the comparable period ended March 31, 1996. The Company expects international sales to continue to represent a substantial portion of net revenues.

   Gross Margin. Gross margin for the fiscal year ended March 31, 1997 increased by $15.4 million, or 34.9% to $59.7 million from $44.3 million for the fiscal year ended March 31, 1996. This increase is primarily attributable to increased shipments of both the Therma-Probe and Opti-Probe systems. As a percentage of net revenues, gross margin for the fiscal year ended March 31, 1997 decreased to 54.5% from 55.8% for the comparable period ended March 31, 1996. This decrease in gross margin as a percentage of net revenues is due to a change in product mix, which was partially offset by operating leverage associated with increased sales volumes and improved average selling prices.

  Research and Development Expenses. Research and development costs for the fiscal year ended March 31, 1997 increased by $3.0 million, or 29.6%, to $13.1 million from $10.1 million for the fiscal year ended March 31, 1996 due to an increase in the number of employees in the research and development department. Research and development as a percentage of net revenues for the fiscal year ended March 31, 1997 decreased to 11.9% from 12.7% for the comparable period ended March 31, 1996. The decrease in research and development as a percentage of net revenues is primarily attributable to net revenues increasing at a higher rate than research and development.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended March 31, 1997 increased by $3.3 million, or 17.6%, to $22.0 million from $18.7 million for the fiscal year ended March 31, 1996 due to an increase in headcount in relevant departments and increased commission expense on a larger net revenue base. Selling, general and administrative as a percentage of net revenues for the fiscal year ended March 31, 1997 decreased to 20.1% from 23.6% for the comparable period ended March 31, 1996. The decrease in selling, general and administrative as a percentage of net revenues is primarily due to the relatively fixed nature of such costs, with the exception of sales representative commission expenses.

  Operating Income. Operating income for the fiscal year ended March 31, 1997 increased by $9.8 million, or 72%, to $23.4 million from $13.6 million for the fiscal year ended March 31, 1996. As a percentage of net revenues, operating income for the fiscal year ended March 31, 1997 increased to 21.3% from 17.1% for the comparable period ended March 31, 1996.

  Interest Expense. Interest expense for the fiscal year ended March 31, 1997 decreased by $0.1 million, or 5.9%, to $1.6 million from $1.7 million for the comparable period ended March 31, 1996. As a percentage of net revenues, interest expense for the fiscal year ended March 31, 1997 was 1.5% as compared to 2.1% for the comparable period ended March 31, 1996.

  Provision for Income Taxes. Income taxes for the fiscal year ended March 31, 1997 increased by $4.3 million, or 92.3%, to $9.0 million from $4.7 million for the comparable period ended March 31, 1996. In addition to higher earnings, this increase was also caused by an increase in the effective tax rate to 40.7% from 39.1% for the comparable period ended March 31, 1996. The lower effective rate for the fiscal year ended March 31, 1996 reflects utilization of net operating loss carry-forwards.

  Net Income. For the reasons stated above, net income for the fiscal year ended March 31, 1997 increased $5.8 million, or 79.9%, to $13.1 million from $7.3 million.

BACKLOG

  At March 31, 1998, the Company's backlog was $33.4 million compared to $41.8 million at March 31, 1997. This decline in backlog is primarily due to the current downturn in the semiconductor industry, which has resulted in decreased demand for semiconductor capital equipment. See "Factors that May Affect Results." The Company's backlog consists of product orders for which a customer purchase order has been received and accepted and which is scheduled for shipment within six months. Orders that are scheduled for shipment beyond the six-month window are not included in backlog until they fall within the six-month window. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Backlog also consists of recurring fees payable under support contracts with the Company's customers and orders for spare parts and billable service. Because of possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will sometimes reflect orders shipped in the same quarter that they are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal liquidity requirements are for working capital, consisting primarily of accounts receivable, inventories, capital expenditures and debt service. Historically, the Company has funded its operating activities principally from working capital and working capital lines of credit.

  Cash flow provided by operating activities was $8.1 million, $11.9 million and $5.9 million for the years ended March 31, 1998, 1997 and 1996, respectively. The decrease in cash flow provided by operating activities from fiscal year 1997 to 1998 is mainly due to the decrease in net income primarily due to higher interest expense associated with borrowings used to finance the Recapitalization. This decrease was partially offset by a lower investment in working capital and by the increase in non-cash recapitalization and other non-recurring expenses. The improvement in cash flow provided by operating activities in fiscal 1997 compared to 1996 is due to higher net income.

  Purchases of property and equipment were $2.9 million, $1.1 million and $4.4 million for the years ended March 31, 1998, 1997 and 1996.

  The Company issued $115.0 million in aggregate principal amount of senior notes to finance the Recapitalization, including the repayment of notes payable and redemption of common stock.

  In connection with the Recapitalization, the Company entered into the Bank Credit Facility. The Bank Credit Facility provides for borrowings of up to $30.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at (i) the Base Rate (as defined in the Bank Credit Facility) plus 1.75% or (ii) the Eurodollar Rate (as defined in the Bank Credit Facility) plus 3.00%. The Company's borrowings under the Bank Credit Facility are secured by substantially all of the Company's assets and a pledge of substantially all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of the Company's first-tier foreign subsidiaries. The Bank Credit Facility matures on May 16, 2002. At March 31, 1998, there was $3.5 million outstanding pursuant to a letter of credit that was collateralized by the Bank Credit Facility and remaining unused borrowing capacity under the Bank Credit Facility of $26.5 million. The Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing. The Company recently amended its Bank Credit
Facility to have its $30.0 million of borrowing availability subject to a borrowing base formula and to make certain necessary adjustments to the financial tests and covenants contained therein in light of current market conditions.

  The Company's principal sources of funds are cash flows from operating activities, cash on hand ($20.4 million as of April 5, 1998) and borrowings under the Bank Credit Facility. The Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, as well as to provide funds for the Company's working capital needs, capital expenditures and other needs. No assurance can be given, however, that this will be the case. Depending upon its profitability, the Company may require additional equity or debt financing to meet its working capital requirements or to fund its research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company. The Company's future operating performance and ability to service or refinance the Senior Notes and to repay, extend or refinance the Bank Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

  Impact of Currency Exchange Rates

  Foreign exchange rate fluctuations have historically not had a significant impact on the Company's results of operations since the Company's export sales are denominated in United States dollars. Due to the unpredictability of currency exchange rates, there can be no assurance that the Company will not experience negative currency translation adjustments in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results.


FACTORS THAT MAY AFFECT RESULTS

  Current Slowdown and Volatility in the Semiconductor Equipment Industry

  The Company's business depends and will depend in the future upon the capital equipment expenditures of semiconductor manufacturers, which, in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In addition, the Company's business depends upon the new construction of semiconductor fabrication facilities and, as to existing fabrication facilities, enhancements to improve yields. The semiconductor industry has been cyclical in nature and historically has experienced periodic downturns. The semiconductor industry is presently experiencing a downturn due primarily to excess DRAM capacity and a slowdown in product demand as a result of lower than expected sales of high-end personal computers and the economic conditions in the Asia Pacific region. This slowdown has caused the semiconductor industry to reduce purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. These conditions have adversely affected the Company's results of operations for the first quarter of Fiscal 1999, and bookings, revenues and operating results will continue to be adversely affected as long as the current downturn in the semiconductor industry continues. Even during periods of reduced revenues, in order to remain competitive, the Company will be required to invest in research and development and to maintain extensive ongoing worldwide customer service and support capability, which could adversely affect its financial results.

  Global Market Risks

  Because a significant portion of the Company's revenue is from sales outside the United States, the Company's results can be significantly affected by weak economic conditions in the foreign markets in which the Company distributes its products. Companies in the Asia Pacific region, including Japan, Korea and Taiwan, which accounts for a significant portion of the Company's business in that region, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses are currently affecting demand for the Company's products.

  Operating Cost Improvements

  On June 22, 1998, the Company announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with the Company's current operating environment. These efforts are in response to the continued cutbacks in capital equipment investment by semiconductor manufacturers. As a result of the implementation of this program, the Company expects to record a charge in the first quarter of fiscal 1999, which will consist principally of severance and related charges.

  Year 2000

  Many computer systems used by the Company may not properly recognize a date using "00" as the year 2000 (Year 2000). This could result in system/program failures or logic errors that would disrupt normal business activities. The Company is in the process of identifying and modifying or replacing computer systems that potentially subject the Company to risk.

  In addition, certain software programs used to operate systems manufactured and sold by the Company may not be Year 2000 compliant. The Company is currently notifying its customers of its plans on evaluating such software programs to determine if they are Year 2000 ready.

  The Company has initiated communications with suppliers to raise their awareness of the Year 2000 issue and to determine the extent to which the Company is vulnerable to their failure to remediate their own Year 2000 issues. The Company cannot reasonably predict the degree to which its suppliers will be successful in mitigating the potential negative effects of the Year 2000 date-recognition problem.

  If computer systems used by the Company or its suppliers, or the software applications used in systems manufactured and sold by the Company, fail or experience significant difficulties, the Company's results of operations could be materially affected. At this time, the Company cannot reasonably estimate the cost of its Year 2000 compliance program.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Ernst & Young LLP, Independent Auditors, and consolidated financial statements required by this Item are incorporated by reference from pages 31 to 45 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         Not applicable.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                          Age                              Position
---------------------------   ---   --------------------------------------------------------------
Allan Rosencwaig               57   Chairman of the Board, President, and Chief Executive Officer
Anthony W. Lin                 47   Executive Vice President, Chief Financial Officer and Director
Charlotte Holland              40   Vice President, Finance and Administration
David Mak                      41   Vice President, Manufacturing
Jon L. Opsal                   57   Vice President, Research and Development
James E. Rhoades               55   Vice President, Sales
W. Lee Smith                   49   Vice President, Strategic Marketing
David Willenborg               48   Vice President, Marketing
G. Leonard Baker, Jr           56   Director
David Dominik                  41   Director
Adam W. Kirsch                 36   Director

  Allan Rosencwaig co-founded the Company in January 1982 and has served as its Chairman and Chief Executive Officer since that time. Prior to founding the Company, Dr. Rosencwaig was a Group Leader at the Lawrence Livermore National Laboratory from 1977 to 1982 and a Member of Technical Staff at AT&T Bell Laboratories from 1969 to 1977. Dr. Rosencwaig holds Bachelor of Science, Master of Science and Ph.D. degrees in Physics from the University of Toronto.

  Anthony W. Lin joined the Company in June 1985 and has held a variety of administrative positions since that time, including Corporate Controller, Director of Finance, Vice President, Finance and Administration and Vice President, Customer Support. Mr. Lin has served as a Director of the Company since the Recapitalization. Prior to joining the Company, Mr. Lin was Corporate Controller for MAD Intelligence Systems, a manufacturer of computer systems from 1984 to 1985, Accounting Manager at Altos Computer Systems from 1982 to 1984, Staff Accountant at Deloitte, Haskins & Sells from 1979 to 1982 and Senior Financial Analyst at Digital Equipment Corporation from 1976 to 1979. Mr. Lin holds a Bachelor of Science degree in Chemistry from National Taiwan University and a Master of Business Administration degree from Harvard University and is licensed by the State of California as a Certified Public Accountant.

  Charlotte Holland joined the Company in August 1990 and, since that time, has served as Director of Finance and Corporate Controller. Prior to joining the Company, Ms. Holland served as Field Service Controller, Assistant Corporate Controller and Financial Reporting Manager for Network Equipment Technologies, Inc., General Accounting Manager and Financial Reporting Manager for Convergent Technologies, Inc., Senior Accountant for Atari, Inc. and Senior Accountant for Peat, Marwick, Mitchell & Co. Ms. Holland holds a Bachelor of Science degree in Business Administration from San Jose State University and is licensed by the State of California as a Certified Public Accountant.

  David Mak joined the Company in October 1992 and, since that time, has served as the Manufacturing Manager and Director of Manufacturing. Prior to joining the Company, Mr. Mak served in a variety of positions at Tencor Instruments, including Manufacturing Engineering Manager, Mechanical Design Engineering Manager, and Project Manager. Mr. Mak also served as Senior Mechanical Engineer for Priam Corp., Advisory Engineer for Optimem, and Product Engineer for Memorex Corp. Mr. Mak holds a Bachelor of Science degree in Mechanical Engineering from the Polytechnic Institute of New York.

  Jon L. Opsal joined the Company in September 1982 and has served in several research and management positions since that time, including Senior Scientist, Manager of Analytical Software, Manager of the Physics Department, Manager of Research and Development and Director of Research and Development. Prior to joining the Company, Dr. Opsal was an engineer at the Lawrence Livermore National Laboratory from 1978 to 1982 and a Research Associate and Assistant Professor at Michigan State

University from 1974 to 1978. Dr. Opsal holds a Bachelor of Arts degree in Physics and Mathematics from Eastern Washington University and Master of Science and Ph.D. degrees in Physics from Michigan State University.

  James E. Rhoades joined the Company in 1992 and, prior to holding his current position as Vice President, Sales, served as the International Sales Manager and Director of International Sales. Prior to joining the Company, Mr. Rhoades served as the Director of International Sales for Silicon Valley Group, a manufacturer of automated wafer processing equipment, since 1990. Mr. Rhoades holds a Bachelor of Science degree in Business Administration from San Jose State University and a Master of Arts degree in International Commerce and Finance from the American Institute of Foreign Trade.

  W. Lee Smith joined the Company in March 1983 and, since that time, has served as its Research Group Leader, Applications Manager, Director of Applications, Vice President, Product Development and Vice President, Marketing. From 1976 to 1983, Dr. Smith was a Physicist and Nonlinear Optics Group Leader at the Lawrence Livermore National Laboratory. Dr. Smith holds a Bachelor of Science degree in Physics from North Carolina State University and a Ph.D. in Physics from Harvard University.

  David Willenborg co-founded the Company with Dr. Rosencwaig in January 1982 and, since that time, has served as Director of Engineering, Vice President, Engineering and Vice President, Technology. Prior to founding the Company, Mr. Willenborg was an engineer at the Lawrence Livermore National Laboratory from 1975 to 1982 and at McDonnell-Douglas Aerospace from 1972 to 1973. Mr. Willenborg holds Bachelor of Science and Master of Science degrees in Electrical Engineering from the University of Illinois.

  G. Leonard Baker, Jr. has served as a Director of the Company since the Recapitalization. Mr. Baker has been a General Partner of Sutter Hill Ventures since 1974. Mr. Baker joined Sutter Hill Ventures in 1973, and, prior to that time, was Manager of Product Planning for Europe, Africa and India at Cummins Engine Company, where he also held various manufacturing positions. He serves on the board of several companies primarily in the high-technology area.

  David Dominik has served as a Director of the Company since the Recapitalization. Mr. Dominik has been a General Partner of Information Partners, L.P. since January 1990 and Managing Director of Information Partners, Inc. since June 1993. In addition, Mr. Dominik has been a Managing Director of Bain Capital Inc. ("Bain Capital") since May 1993. Mr. Dominik also serves as a director of Oasis Healthcare Inc. and several privately held companies.

  Adam W. Kirsch has served as a Director of the Company since the Recapitalization. Mr. Kirsch has been a Managing Director of Bain Capital since May 1993 and a general partner of Bain Venture Capital since 1990. Mr. Kirsch joined Bain Venture Capital in 1985 as an associate, and, prior to joining Bain Venture Capital, Mr. Kirsch was a consultant at Bain & Company where he worked in mergers and acquisitions. He serves on the board of several companies including Brookstone, Inc., Dade International Inc. and Wesley Jessen VisionCare, Inc. and several other private companies.

  At present, all Directors are elected and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. All members of the Board of Directors set forth herein were elected pursuant to a stockholders agreement that was entered into in connection with the Recapitalization. See "Certain Relationships and Related Transactions." There are no family relationships between any of the Directors or executive officers of the Company. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

ITEM 11.   EXECUTIVE COMPENSATION

  The following table sets forth information concerning the compensation for fiscal 1998 and 1997 for the Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executives") of the Company.

                                                                                                      LONG-TERM
                                                                                                    COMPENSATION
                                                            ANNUAL COMPENSATION                        AWARDS
                                         -----------------------------------------------------   ------------------
                                                                                 OTHER ANNUAL       SECURITIES          ALL OTHER
                               FISCAL                                            COMPENSATION       UNDERLYING      COMPENSATION ($)
NAME AND POSITION               YEAR        SALARY ($)        BONUS($)             ($) (1)            OPTIONS
-----------------              ------    -----------------------------------------------------   -----------------------------------

Allan Rosencwaig, Chairman,     1998         $437,363        $318,623 (2)              -            671,875         $44,155 (4)
 President and Chief            1997          332,846         243,989 (3)                                 -           4,463 (4)
 Executive Officer
Anthony W. Lin, Executive       1998          236,276         123,901 (2)              -            127,656              1,371
 Vice President and Chief       1997          211,460          84,760 (3)                                 -                  -
 Financial Officer
Jon Opsal, Vice President,      1998          186,482          68,247 (2)              -            127,656                792
 Research and Development       1997          168,184          56,637 (3)                                 -                  -
David Willenborg, Vice          1998          166,368          52,930 (2)              -            100,781              4,335
 President, Marketing           1997          154,479          50,778 (3)                                 -                  -
Jim Rhoades, Vice               1998          123,603         156,018 (5)              -             38,649                  -
 President, Sales

(1) None of the perquisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by each named executive officer.
(2) Reflects bonuses paid to Messrs. Rosencwaig, Lin, Opsal and Willenborg in Fiscal 1999 as a result of the Company achieving certain performance targets in Fiscal 1998.
(3) Reflects bonuses paid to Messrs. Rosencwaig, Lin, Opsal and Willenborg in Fiscal 1998 as a result of the Company achieving certain performance targets in Fiscal 1997.
(4)  Reflects insurance premiums paid by the Company on behalf of Dr.
     Rosencwaig.
(5) Reflects sales commissions earned by Mr. Rhoades during Fiscal 1998. Mr. Rhoades was not a Named Executive in Fiscal 1997.
(6) Does not include amounts received by the Named Executives in Fiscal 1998 from the Company's prior owner. See "Relationships and Related Transactions Stock Repurchase Agreement."

Option Grants in Last Fiscal Year

  The following table sets forth information regarding stock options granted by the Company to the Named Executives during the Company's last fiscal year:

                              NUMBER OF
                             SECURITIES           % OF TOTAL                             MARKET
                             UNDERLYING             OPTIONS          EXERCISE OR        PRICE ON
                              OPTIONS             GRANTED IN         BASE PRICE          DATE OF
      NAME                   GRANTED (a)          FISCAL YEAR        ($/SHARE)          GRANT (b)
-------------------         -------------        -------------      -------------      -----------
Allan Rosencwaig               134,375                7.3%            $ 8.93             $0.24
                               134,375                7.3              10.68              0.24
                               134,375                7.3              12.43              0.24
                               134,375                7.3              14.18              0.24
                               134,375                7.3              15.89              0.24
Anthony Lin                     25,531                1.4               8.93              0.24
                                25,531                1.4              10.68              0.24
                                25,531                1.4              12.43              0.24
                                25,531                1.4              14.18              0.24
                                25,531                1.4              15.89              0.24
Jon L. Opsal                    25,531                1.4               8.93              0.24
                                25,531                1.4              10.68              0.24
                                25,531                1.4              12.43              0.24
                                25,531                1.4              14.18              0.24
                                25,531                1.4              15.89              0.24
David Willenborg                20,156                1.1               8.93              0.24
                                20,156                1.1              10.68              0.24
                                20,156                1.1              12.43              0.24
                                20,156                1.1              14.18              0.24
                                20,156                1.1              15.89              0.24
Jim Rhoades                      7,730                0.4               8.93              0.24
                                 7,730                0.4              10.68              0.24
                                 7,730                0.4              12.43              0.24
                                 7,730                0.4              14.18              0.24
                                 7,730                0.4              15.89              0.24

                                                  POTENTIAL REALIZABLE VALUE AT
                                                     ASSUMED ANNUAL RATES OF
                                  EXPIRATION       STOCK PRICE APPRECIATION FOR
      NAME                         DATE (c)              OPTION TERM (d)
------------------               ------------    --------------------------------
                                                     5% ($)           10% ($)
                                                 --------------------------------
Allan Rosencwaig                    6/15/07           0                 0
                                    6/15/07           0                 0
                                    6/15/07           0                 0
                                    6/15/07           0                 0
                                    6/15/07           0                 0
Anthony Lin                         6/15/07           0                 0
                                    6/15/07           0                 0
                                    6/15/07           0                 0
                                    6/15/07           0                 0
                                    6/15/07           0                 0
Jon L. Opsal                        6/15/07           0                 0
                                    6/15/07           0                 0
                                    6/15/07           0                 0
                                    6/15/07           0                 0
                                    6/15/07           0                 0
David Willenborg                    6/15/07           0                 0
                                    6/15/07           0                 0
                                    6/15/07           0                 0
                                    6/15/07           0                 0
                                    6/15/07           0                 0
Jim Rhoades                         7/15/07           0                 0
                                    7/15/07           0                 0
                                    7/15/07           0                 0
                                    7/15/07           0                 0
                                    7/15/07           0                 0

(a) All options listed in the table were immediately exercisable upon grant.
(b) Market price was determined based on the price paid for shares of Class B Common Stock in the Recapitalization.
(c) Options will expire on the earlier of 90 days after the date of termination of employment or the date indicated above.
(d) Amounts reflect certain assumed rates of appreciation set forth in the executive compensation disclosure rules of the Commission. Actual gains, if any, on stock option exercises depend on future performance of the Company's stock and overall market conditions. At an annual rate of appreciation of 5% per year for the option term, the price of the Class B Common Stock would be approximately $0.39 per share. At an annual rate of appreciation of 10% per year for the option term, the price of the Class B Common Stock would be approximately $0.62 per share.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

  The following table sets forth information for the Named Executives concerning stock option exercises during the Company's fiscal year and options outstanding at the end of the last fiscal year:

                                SHARES                                    NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                               ACQUIRED              VALUE               UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS AT
        NAME                  ON EXERCISE         REALIZED ($)         OPTIONS AT FISCAL YEAR END           FISCAL YEAR END ($)(a)
---------------------        -------------       --------------       ----------------------------      ----------------------------
                                                                       UNEXERCISABLE/EXERCISABLE          UNEXERCISABLE/EXERCISABLE
                                                                      ----------------------------      ----------------------------

Allan Rosencwaig                    -                   -                       0/671,875                            $0/0
Anthony W. Lin                      -                   -                       0/127,656                             0/0
Jon L. Opsal                        -                   -                       0/127,656                             0/0
David Willenborg                    -                   -                       0/100,781                             0/0
Jim Rhoades                         -                   -                       0/ 38,650                             0/0

  (a) Assumes a fair market value of the Class B Common Stock at April 5, 1998 equal to $6.00 per share.

Compensation Committee Interlocks and Insider Participation

  The Company currently does not have a compensation committee. The compensation arrangements for each of its executive officers following the Recapitalization was established pursuant to the terms of the respective employment agreements between the Company and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of Bain Capital and each executive officer. On a going forward basis, any changes in the compensation arrangements of the executive officers of the Company will be determined by the Board of Directors, which is controlled by the representatives of Bain Capital.

Committees of the Board Of Directors

  The Board of Directors of the Company (the "Board of Directors" or the "Board") has an Audit Committee. The Audit Committee will make recommendations to the Board of Directors regarding the independent auditors to be nominated for election by the stockholders and will review the independence of such auditors, approve the scope of the annual audit activities of the independent auditors, approve the audit fee payable to the independent auditors and review such audit results.

Employment Agreements

  In connection with the Recapitalization, the Company entered into an employment agreement with Allan Rosencwaig (the "Employment Agreement"). The Employment Agreement provides that Dr. Rosencwaig will serve as the Chairman of the Board, President and Chief Executive Officer for a period that will end on the fifth anniversary of the consummation of the Recapitalization (the "Employment Period"); provided that the Employment Period will automatically terminate upon Dr. Rosencwaig's resignation, death or disability or termination for Good Reason (as defined therein), or upon termination by the Company, with or without Cause (as defined therein). Under the Employment Agreement, Dr.Rosencwaig will receive: (i) an annual base salary of at least $400,000 (subject to annual review by the Board and certain annual increases beginning in 1998); (ii) an annual bonus based upon the achievement by the Company of certain operating targets and the attainment of certain individual goals by Dr. Rosencwaig, each to be determined by the Board on an annual basis; and (iii) certain fringe benefits. In addition, Dr. Rosencwaig is also entitled to receive a deferred payment in the event the Company achieves certain operating results. See "-- Stock Plans." If the Employment Period is terminated by the Company without Cause, by Dr. Rosencwaig for Good Reason or as a result of his disability, Dr. Rosencwaig will be entitled to receive his base salary, bonus (equal to 50% of base salary) and fringe benefits for 30 months following such termination. If the Employment Period is terminated by the Company for Cause or if Dr. Rosencwaig resigns without Good Reason, Dr. Rosencwaig will be entitled to receive his base salary through the date of termination. Under the Employment Agreement, Dr. Rosencwaig has agreed not to: (i) compete with the Company during the period in which he is employed by the Company; (ii) disclose any confidential information during the period in which he is employed by the Company and for five years thereafter; (iii) solicit any customer, supplier, licensee, licensor, franchisee or other business relation of the Company while he is employed by the Company and for a period of 30 months thereafter; and (iv) solicit or hire any management employee of the Company for a period of 30 months following the date of termination. In addition, Dr. Rosencwaig has agreed to disclose to the Company any and all Inventions (as defined in such employment agreement) relating to Company's business conceived or learned by him during his employment with the Company and acknowledge that such Inventions will be the property of the Company.

  In connection with the Recapitalization, the Company also entered into substantially similar employment agreements (the "Executive Employment Agreements") with Messrs. Willenborg, Smith, Opsal and Lin (collectively, the "Executives"). Each of the employment agreements provide that such Executive will serve with the Company in his current position for a period that will end on the fifth anniversary of the consummation of the Recapitalization (the "Executive Employment Period"); provided that the Executive Employment Period will automatically terminate upon such Executive's resignation, death or disability or termination for Good Reason (as defined therein), or upon termination by the Company, with or without Cause (as defined therein). Under the Executive Employment Agreements, Messrs. Willenborg, Smith, Opsal and Lin will receive (i) an annual base salary of $168,480; $143,859; $197,077; and $243,023, respectively (subject to review by the Board and the President or Chief Executive Officer); (ii) an annual bonus based upon the achievement by the Company of certain operating targets and the attainment of certain individual goals by such Executive, each to be determined by the Board and the Company's President or Chief Executive Officer on an annual basis; and (iii) certain fringe benefits. In addition, each Executive is also entitled to receive a deferred payment in the event the Company achieves certain operating results. See "-- Stock Plans." If the Executive Employment Period is terminated by the Company without Cause, by such Executive for Good Reason or as a result of his disability, each Executive will be entitled to receive his base salary, bonus (equal to 30% to 36% of base salary) and fringe benefits for 15 months following such termination. If the Executive Employment Period is terminated by the Company for Cause or if such Executive resigns without Good Reason, such Executive will be entitled to receive his base salary through the date of termination. Under the Executive Employment Agreements, each Executive has agreed not to: (i) compete with the Company during the period in which he is employed by the

Company; (ii) disclose any confidential information during the period in which he is employed by the Company and for all times thereafter; (iii) solicit any customer, supplier, licensee, licensor, franchisee or other business relation of the Company while he is employed by the Company and for 39 months thereafter; and (iv) solicit or hire any management employee of the Company for a period of five years following the date of termination. In addition, each Executive has agreed to disclose to the Company any and all Inventions (as defined in such employment agreement) relating to the Company's business conceived or learned by him during his employment with the Company and acknowledge that such Inventions will be the property of the Company.

Compensation of Directors

  Directors serving on the Board of Directors are not entitled to receive any compensation for serving on the Board. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

Stock Plans

  1997 Stock Purchase and Option Plan

  In connection with the Recapitalization, the Board of Directors adopted the Therma-Wave, Inc. 1997 Stock Purchase and Option Plan (the "1997 Stock Plan"), which authorizes the granting of stock options and the sale of Class A Common or Class B Common to current or future employees, directors, consultants or advisors of the Company or its subsidiaries. Under the 1997 Stock Plan, the Board is authorized to sell or otherwise issue any class or classes of Common Stock at any time prior to the termination of the 1997 Stock Plan in such quantity, at such price, on such terms and subject to such conditions as established by the Board up to an aggregate of 3,000,000 shares of Class A Common and 3,000,000 shares of Class B Common (including shares of Common Stock with respect to which options may be granted), subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events. Options to purchase an aggregate of 1,128,747 shares of Class B Common were granted under the 1997 Stock Plan in connection with the Recapitalization. In July 1997, the Company sold an aggregate of 206,128 shares of Class B Common, which are subject to annual vesting over a five-year period, and granted options to purchase an aggregate of 206,128 shares of Class B Common under the 1997 Stock Plan to certain members of management.

  Each of the Management Investors entered into a Stock Agreement, which provided for the sale of the Class L Common, Class A Common and Class B Common and established the terms of the options granted pursuant to the 1997 Stock Plan. Pursuant to the Stock Agreements, the Company: (i) sold shares of Class L Common and Class A Common at the same price per share as paid by the Bain Capital Funds (the "Rollover Stock"); (ii) sold shares of Class B Common at the same price as paid by the Bain Capital Funds, which are subject to annual vesting over a five year period (5% per quarter) (the "Time Vesting Stock"); and
(iii) granted options to acquire shares of Class B Common, which were divided into five equal traunches with the exercise prices of $8.93, $10.68, $12.43, $14.18 and $15.89 per share. The aggregate exercise price of the options granted under the Stock Agreements was approximately $16.6 million. The options granted under the Stock Agreements were immediately exercisable. The shares of Class B Common issuable upon the exercise of such options will vest (regardless of whether the option has been exercised) on the fifth anniversary of their date of grant provided that the Management Investor has been continuously employed by the Company during such period (the "Option Shares"). In addition, some or all of such shares of Class B Common are subject to earlier vesting upon certain events, including all of such shares vesting immediately on a sale of the Company.

  Pursuant to the terms of the Stock Agreement, each Management Investor is entitled to pay the exercise price for his options through the issuance of a promissory note to the Company. The promissory note will be full recourse and will be repayable upon the earliest of: (i) the consummation of a sale of the Company; (ii) the later of (a) the fifth anniversary of its date and (b) the date which is two weeks after the effectiveness of a registration statement filed under the Securities Act as a result of the exercise of demand registration rights granted to the Management Investors; (iii) the termination of the Management Investor's employment with the Company; (iv) the tenth anniversary of its date; and (v) the date such Management Investor violates the non-competition provision of his employment. The promissory note will bear interest at the lesser of: (i) the applicable federal rate at such time or (ii) the highest rate permitted by applicable law, and will be payable at such time as the principal under the note is due. The Management Investor is required to prepay the promissory note upon the receipt of: (i) any cash dividends on the Option Shares; (ii) any proceeds from the transfer of the Option Shares; and
(iii) any deferred payments under such Management Investor's employment agreement. The indebtedness evidenced by the promissory note will be secured by a pledge of all the shares of Common Stock purchased with the proceeds of the loan. Under the terms of their respective employment agreements, each of the Management Investors is entitled to receive a deferred payment in an amount that is sufficient to repay the outstanding principal of such promissory note if the Company achieves certain operating results.

  The following table summarizes the shares of capital stock that were purchased by the Management Investors under the Stock Agreements:

                                    NO. OF SHARES PURCHASED
                          ----------------------------------------------
                           Class A            CLASS B           CLASS L           PURCHASE             OPTIONS
NAME                       Common             COMMON            COMMON            PRICE (1)            GRANTED
----                      ---------          ---------         ---------         -----------          ---------
Allan Rosencwaig           993,279             671,875          110,364           $2,497,608            671,875
Anthony W. Lin              40,588             127,656            4,510              125,611            127,656
Jon L. Opsal                23,427             127,656            2,603               85,183            127,656
W. Lee Smith                40,738             100,781            4,526              119,636            100,781
David Willenborg           128,299             100,781           14,255              325,890            100,781

(1) Substantially all of the purchase price for such shares was funded by cash payments received by each Management Investor from Toray in satisfaction of Toray's obligations under the Stock Repurchase Agreement (as defined herein). See "Certain Relationships and Related Transactions Stock Repurchase Agreement."

  In addition, the Stock Agreements granted the Company and the Bain Capital Funds (in the event that the Company does not elect to exercise such option) the right upon certain conditions to repurchase the shares of Class L Common, Class A Common and Class B Common (including shares received upon the exercise of options) held by a Management Investor in the event that the Management Investor ceases to be employed by the Company. The shares that are subject to such repurchase option and the repurchase price (either fair market value or original cost) are dependent upon the circumstances under which such Management Investor's employment was terminated. In general, if the Management Investor is terminated by the Company with "cause" or the Management Investor resigns (other than for "good reason"): (i) the unvested Option Shares are subject to repurchase at a price per share equal to their original cost; (ii) the unvested Time Vesting Stock will be subject to repurchase at a price per share equal to the lesser of fair market value or their original cost; (iii) the vested Option Shares are subject to repurchase at a price per share equal to fair market value; and (iv) the vested Time Vesting Stock and the Rollover Stock will be subject to repurchase at a price per share equal to fair market value, provided that if the Company completes a public offering prior to such Management Investor's termination, the Rollover Stock, the vested Time Vesting Stock and the vested Option Shares are not subject to repurchase. If the Management Investor is terminated without "cause" or the Management Investor resigns for "good reason": (i) the unvested Option Shares and the unvested Time Vesting Shares will be subject to repurchase at a price per share equal to their original cost; (ii) the vested Option Shares and the vested Time Vesting Stock will be subject to repurchase at a price per share equal to the greater of fair market value or their original cost; and (iii) the Rollover Stock will not be subject to repurchase. The Stock Agreements also: (i) restrict the transfer of the Management Investors' securities, subject to certain exceptions; (ii) grant each Management Investor certain participation rights in connection with certain transfers made by the Bain Capital Funds; and (iii) require each Management Investor to consent to a sale of the Company approved by holders representing a majority of the shares of Common Stock held by the Bain Capital Funds.

  1997 Employee Stock Purchase and Option Plan

  On October 31, 1997, the Board of Directors approved the 1997 Employee Stock Purchase and Option Plan ("1997 Employee Stock Plan"), which authorizes the granting of stock options and the sale of Class A Common or Class B Common to current or future employees, directors, consultants or advisors of the Company or its subsidiaries. The 1997 Employee Stock Plan authorizes the granting of stock options up to an aggregate of 689,375 shares of Class A Common and 689,375 shares of Class B Common, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events.

  Options to purchase an aggregate of 448,384 shares of Class B Common were granted during fiscal 1998. Such options will vest and become exercisable in four equal installments beginning on the first anniversary of the grant date and continuing thereafter on an annual basis. Unvested options will terminate in the event that the optionee ceases to be employed with the Company and vested but unexercised options will terminate immediately if the optionee is terminated for cause or after 30 days if the optionee ceases to be employed by the Company for any other reason. All of the options granted have an exercise price equal to the fair market value of the Class B Common on the date of grant.

  1997 Special Employee Stock Purchase and Option Plan

  On October 31, 1997, the Board of Directors approved the 1997 Special Employee Stock Purchase and Option Plan ("1997 Special Employee Stock Plan"), which authorizes the granting of stock options and the sale of Class A Common or Class B Common to current or future employees, directors, consultants or advisors of the Company or its subsidiaries. The 1997 Special Employee Stock Plan authorizes the granting of stock options up to an aggregate of 53,125 shares of Class A Common and 53,125 shares of Class B Common, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events.

  Options to purchase an aggregate of 53,125 shares of Class B Common were granted during fiscal 1998. Such options will vest and become exercisable in four equal installments beginning on the first anniversary of the grant date and continuing thereafter on an annual basis. Unvested options will terminate in the event that the optionee ceases to be employed with the Company and vested but unexercised options will terminate immediately if the optionee is terminated for cause or after 30 days if the optionee ceases to be employed by the Company for any other reason. All of the options granted have an exercise price equal to the fair market value of the Class B Common on the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Company as of May 31, 1998 by: (i) each person or entity known to the Company to own more than 5% of any class of outstanding voting securities of the Company and (ii) each Director of the Company, each Named Executive and all of the Company's Directors and executive officers as a group. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

                                                   SHARES BENEFICIALLY OWNED
                               -------------------------------------------------------------------
                                    CLASS A COMMON STOCK                CLASS B COMMON STOCK
                               -------------------------------------------------------------------
NAME AND ADDRESS:                 NO. OF              % OF             NO. OF              % OF
                                  SHARES              CLASS            SHARES             CLASS
                               -------------      -------------     ------------       -----------

PRINCIPAL STOCKHOLDERS:
Bain Capital Funds (1)           5,536,948            61.0%                  -              - %
 c/o Bain Capital, Inc.
 Two Copley Place, Boston
  MA 02116
Sutter Hill Ventures (2)         1,642,382            18.1                   -               -
 755 Page Mill Road
 Palo Alto, CA 94304
Toray Industries, Inc. (3)         980,818            10.8                   -               -
 8-1, Mihama 1-chome
 Urayasu, Chiba 279, Japan
Shimadzu Corporation (4)           287,207             3.2                   -               -
 1, Nishinokyo-Kuwabaracho
 Nakagyo-ku, Kyoto 604,
  Japan

DIRECTORS AND EXECUTIVE
 OFFICERS:
Allan Rosencwaig (5)               993,279            10.9           1,343,750            52.1
Anthony W. Lin (6)                  40,588               *             255,312             9.9
Jon L. Opsal (7)                    23,427               *             255,312             9.9
W. Lee Smith (8)                    40,738               *             201,652             7.8
David Willenborg (9)               128,299             1.4             201,652             7.8
G. Leonard Baker, Jr. (10)       1,642,382            18.1                   -               -
David Dominik (11)               5,536,948            61.0                   -               -
Adam W. Kirsch (11)              5,536,948            61.0                   -               -
All Directors and executive      8,405,661            92.6           2,257,678            87.5
  officers as a group (8
  persons)
* Less than one precent

                                                     SHARES BENEFICIALLY OWNED
                                 -------------------------------------------------------------------
                                      CLASS A COMMON STOCK                CLASS B COMMON STOCK
                                 -------------------------------------------------------------------
NAME AND ADDRESS:                   NO. OF              % OF             NO. OF              % OF
                                    SHARES              CLASS            SHARES             CLASS
                                 -------------      -------------     ------------       -----------

PRINCIPAL STOCKHOLDERS:
Bain Capital Funds (1)               615,217            61.0%                 -              - %
 c/o Bain Capital, Inc.
 Two Copley Place, Boston
  MA 02116
Sutter Hill Ventures (2)             182,487            18.1                  -               -
 755 Page Mill Road
 Palo Alto, CA 94304
Toray Industries, Inc. (3)            44,630             4.4            579,150            77.4
 8-1, Mihama 1-chome
 Urayasu, Chiba 279, Japan
Shimadzu Corporation (4)              13,069             1.1            169,589            22.6
 1, Nishinokyo-Kuwabaracho
 Nakagyo-ku, Kyoto 604,
  Japan

DIRECTORS AND EXECUTIVE
 OFFICERS:
Allan Rosencwaig (5)                 110,364            10.9                  -               -
Anthony W. Lin (6)                     4,510               *                  -               -
Jon L. Opsal (7)                       2,603               *                  -               -
W. Lee Smith (8)                       4,526               *                  -               -
David Willenborg (9)                  14,255             1.4                  -               -
G. Leonard Baker, Jr. (10)           182,487            18.1                  -               -
David Dominik (11)                   615,217            61.0                  -               -
Adam W. Kirsch (11)                  615,217            61.0                  -               -
All Directors and executive          933,962            92.6                  -               -
  officers as a group (8
  persons)

*  Less than one percent.

(1) Includes: 1,084,115 shares of Class A Common and 120,457 shares of Class L Common held by Bain Capital Fund V, L.P. ("Fund V"); 2,823,028 shares of Class A Common and 313,670 shares of Class L Common held by Bain Capital Fund V-B, L.P. ("Fund V-B"); 648,340 shares of Class A Common and 49,155 shares of Class L Common held by BCIP Associates ("BCIP"); and 981,466 shares of Class A Common and 131,935 shares of Class L Common held by BCIP Trust Associates, L.P. ("BCIP Trust" and Fund V, Fund V-B and BCIP have been defined herein as the "Bain Capital Funds").
(2) Also includes shares held by certain affiliates and related parties of Sutter Hill.
(3) The 980,818 shares of Class A Common included in the table represent: (i) 401,668 shares of Class A Common; and (ii) 579,150 shares of Preferred Stock, which are immediately convertible into an equal number of shares of Class A Common at the option of the holder thereof. A portion of each class of the listed shares are held by Toray Industries (America), Inc., a wholly owned subsidiary of Toray.

(4) The 287,207 shares of Class A Common included in the table represent: (i) 117,618 shares of Class A Common; and (ii) 169,589 shares of Preferred Stock, which are immediately convertible into an equal number of shares of Class A Common at the option of the holder thereof.
(5) The 1,343,750 shares of Class B Common included in the table represent: (i) 671,875 shares of Class B Common, which are subject to vesting; and (ii) 671,875 shares of Class B Common that can be acquired upon the exercise of outstanding options. The address of Dr. Rosencwaig is c/o Therma-Wave, Inc., 1250 Reliance Way, Fremont, California 94539.
(6) The 255,312 shares of Class B Common included in the table represent: (i) 127,656 shares of Class B Common, which are subject to vesting; and (ii) 127,656 shares of Class B Common that can be acquired upon the exercise of outstanding options.
(7) The 255,312 shares of Class B Common included in the table represent: (i) 127,656 shares of Class B Common, which are subject to vesting; and
     (ii)127,656 shares of Class B Common that can be acquired upon the exercise of outstanding options.
(8) The 201,562 shares of Class B Common included in the table represent: (i) 100,781 shares of Class B Common, which are subject to vesting; and (ii) 100,781 shares of Class B Common that can be acquired upon the exercise of outstanding options.
(9) The 201,562 shares of Class B Common included in the table represent: (i) 100,781 shares of Class B Common, which are subject to vesting; and (ii) 100,781 shares of Class B Common that can be acquired upon the exercise of outstanding options.
(10) Mr. Baker is a General Partner of Sutter Hill. As a result, the shares of Class A Common and Class L Common acquired by Sutter Hill may be deemed to be beneficially owned by Mr. Baker, who disclaims beneficial ownership of any such shares in which he will not have a pecuniary interest. The address of Mr. Baker is c/o Sutter Hill Ventures, 755 Page Mill Road, Palo Alto, California 94304.
(11) Messrs. Dominik and Kirsch are each Managing Directors of Bain Capital and limited partners of Bain Capital Partners V, L.P., the sole general partner of Fund V and Fund V-B. Accordingly, Messrs. Dominik and Kirsch may be deemed to beneficially own shares owned by Fund V and Fund V-B. Messrs. Dominik and Kirsch are each general partners of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of such persons is c/o Bain Capital, Inc., Two Copley Place, Boston, Massachusetts 02116.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Loan to Executive Officers

  In connection with the Recapitalization, the Company made loans, in aggregate principal amount of $303,344, to certain executive officers of the Company in connection with their purchase of shares of capital stock under the Stock Agreements. These loans are secured by a pledge of the shares of Common Stock owned by such executive officers and bear interest at a rate equal to the applicable federal rate at the time of the Recapitalization. The loans are payable upon a sale of the Company or earlier under certain circumstances. The following executive officers received the following aggregate amount of loans:
Allan Rosencwaig, Chairman, President and Chief Executive Officer, $151,172; Anthony W. Lin, Executive Vice President and Chief Financial Officer, $28,723; Jon L. Opsal, Vice President, $28,723; W. Lee Smith, Vice President, $22,676; and David Willenborg, Vice President, $22,676. In addition, the Company made loans to such executive officers to pay certain tax liabilities associated with the distribution from Toray in the following amounts: Allan Rosencwaig-$874,000; Anthony W. Lin-$35,663; Jon L. Opsal-$20,583; W. Lee Smith-$35,790; and David Willenborg-$112,723. Such loans do not bear interest and mature upon the consummation of an "Approved Sale" of Company, which is defined in the Stock Agreements to include a sale of all or substantially all of the Company's assets determined on a consolidated basis or a sale of all of the Company's capital stock to a independent third party or group of independent third parties, which has been approved by the holders of a majority of the shares of Common Stock held by the Bain Group (as defined in the Stock Agreements to include the Bain Capital Funds and Randolph Street Partners). Each loan must be prepaid in the event that such executive officer receives: (i) any cash dividends or distributions on the Rollover Stock or (ii) any proceeds from the transfer of the Rollover Stock. The loans are secured by a pledge of the Rollover Stock. Furthermore, the Company agreed to loan to each holder of options granted in connection with the Recapitalization the exercise price therefor upon exercise of such options.

  Advisory Agreement

  In connection with the Recapitalization, the Company entered into an Advisory Agreement with Bain Capital pursuant to which Bain Capital agreed to provide:
(i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; (iv) finance, marketing and human resource functions; and (v) other services agreed upon by the Company and Bain Capital. In exchange for such services, Bain Capital receives: (i) an annual management fee, plus reasonable out-of-pocket expenses (payable quarterly); and (ii) a transaction fee in connection with the consummation of each additional acquisition by the Company of an additional business.

  Stockholders Agreement

  In connection with the Recapitalization, the Company, the Bain Capital Funds (together with certain of their designees that execute a counterpart to such agreement, including Randolph Street Partners (the "Bain Group")), Sutter Hill and the Existing Stockholders entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement: (i) requires that each of the parties thereto vote all of his voting securities and to take all other necessary or desirable actions to cause the size of the Board of Directors to be established at five members and to cause three designees of the Bain Capital Funds to be elected to the Board of Directors; (ii) grants the Company, the Bain Group and Sutter Hill a right of first refusal on any proposed transfer of shares held by the Existing Stockholders; (iii) grants the Existing Stockholders certain participation rights in connection with certain transfers made by the Bain Group; and (iv) requires the Existing Stockholders to consent to a sale of the Company to an independent third party if such sale is approved by holders representing a majority of the shares held by the Bain Group (an "Approved Sale"). In addition, the Company agreed not to issue, sell or otherwise transfer for consideration to any member of the Bain Group or Sutter Hill or any affiliates thereof at any time prior to a registered initial public offering, any shares of Common Stock (or securities convertible into or otherwise exercisable or exchangeable for Common Stock or securities containing any profit participation features or options) unless each of the Existing Stockholders is given the opportunity to subscribe for and purchase their pro rata portion of such additional shares at the same price and on the same terms. All of the foregoing provisions of the Stockholders Agreement (other than those described in items (ii) and (iii)) will terminate upon the consummation of an initial public offering registered under the Securities Act (a "Public Offering"). The provisions described in items (ii) and (iii) will terminate upon the earlier of:
(i) the date the shares subject to such provision are transferred in a public sale; (ii) the consummation of an Approved Sale; or (iii) the consummation of a Public Offering.

  Interests of Certain Experts

  Randolph Street Partners purchased 84,906 shares of Class A Common and 9,434 shares of Class L Common in the Recapitalization. In connection therewith, Randolph Street Partners entered into the Stockholders Agreement and is considered part of the Bain Group under the Stock Agreements and the Registration Agreement. Certain partners of Kirkland & Ellis are partners in Randolph Street Partners. Kirkland & Ellis has provided legal services to the Company and Bain Capital from time to time and expects to continue to do so in the foreseeable future.

  Stock Repurchase Agreement

  In January 1996, Toray and certain key employees of the Company entered into an agreement (the "Stock Repurchase Agreement"), which provided, among other things, that the key employees would be entitled to receive a payment from Toray in the event that there was a "sale" of the Company during the periods specified therein. Under the terms of the Stock Repurchase Agreement, the Recapitalization was considered a sale of the Company and resulted in the key employees being entitled to receive additional payments. In general, the amount of the additional payment due to the key employees was determined by calculating the difference between the per share consideration received by Toray for the Old Common Stock in the Recapitalization and the price paid for such employee shares by Toray under the Stock Repurchase Agreement. In connection with the Recapitalization, the key employees received the following amounts of cash from Toray in satisfaction of Toray's obligations under the Stock Repurchase
Agreement:

NAME                                               Cash
----                                               ----
Allan Rosencwaig                                $2,339,718
Anthony W. Lin                                      95,612
Jon L. Opsal                                        55,183
W. Lee Smith                                        95,952
David Willenborg                                   302,207

  Voting Agreement

  Pursuant to the Recapitalization, the Company, the Bain Group, Sutter Hill and certain key employees of the Company, including the Management Investors, entered into a voting agreement (the "Voting Agreement") pursuant to which each party thereto agreed to vote his or its voting securities and to take all necessary or desirable actions to cause the size of the Board to be set at five directors and to cause three designees of the Bain Group and two management employees of the Company designated by Dr. Rosencwaig to be elected to the Board of Directors. The Voting Agreement terminates by its terms upon the completion of an initial public offering and sale of Common Stock pursuant to an effective registration statement under the Securities Act.

  Option Agreements Among Investors

  Pursuant to certain option agreements, each dated May 16, 1997, among the Bain Group, Sutter Hill, Antares International Partners, Inc. (collectively, the "Investors") and each of the Management Investors (collectively, the "Option Agreements"), the Investors granted the Management Investors options to purchase an aggregate of 2,669,750 shares of Class A Common at an exercise price equal to $0.235 per share. Such options become exercisable upon: (i) any sale by the Investors (an "Investor Sale") of all or a portion of the shares of Class A Common or Class L Common issued to the Investors pursuant to the Recapitalization (the "Investors' Investment"); and (ii) the fifth anniversary of the date of the Option Agreements (the "Fifth Anniversary"). The number of options exercisable upon an Investor Sale or on the Fifth Anniversary is dependent upon the fair market value of the Investors' Investment and the shares of Common Stock issued to the Management Investors in the Recapitalization. No options are exercisable until the fair market value of such shares is equal to or greater than $500 million.

  Recapitalization Agreement

  The Recapitalization Agreement contains customary provisions for such agreements, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to the closing date of the Recapitalization and various closing conditions, including the obtaining of financing and the continued accuracy of representations and warranties.

  Pursuant to the Recapitalization Agreement, the Existing Stockholders agreed to jointly indemnify the Bain Capital Funds and Sutter Hill against any and all losses resulting from any misrepresentation or breach of warranty made by them in the Recapitalization Agreement, a claim for which must be made (in most cases) no later than 18 months after the closing date of the Recapitalization. The indemnification obligations of the Existing Stockholders under the Recapitalization Agreement are generally subject to a $2.0 million minimum aggregate threshold amount and limited to an aggregate payment of no more than $30.0 million. Notwithstanding the foregoing, the Existing Stockholders have jointly agreed to indemnify the Company, the Bain Capital Funds and Sutter Hill for any and all losses with respect to: (i) taxes for all taxable periods prior to March 31, 1996; and (ii) any breach of the representation relating to taxes in the Recapitalization Agreement (subject to the limitations of the preceding sentence). In addition, the Company agreed to indemnify the Existing Stockholders against any and all losses arising out of: (i) any employee benefit plan of the Company; (ii) the severance of any employee of the Company or its subsidiaries on or after the closing date; and (iii) subject to certain exceptions, violations of Environmental Laws (as defined therein).

  In addition, the Existing Stockholders have agreed for a period of three years after the closing date of the Recapitalization not to compete with the Company in the business of manufacturing, marketing or selling: (i) measuring equipment used for material characterization (such as ion implantation monitoring or measurements in metal films); (ii) thin film measurement equipment; or (iii) equipment that utilizes the intellectual property of the Company. The Existing Stockholders have also agreed for a period of two years after the closing date not to solicit the employment of the employees of the Company without the prior written consent of the Bain Capital Funds.

  Development License Agreement

  In 1992, the Company entered into a Development License Agreement with Toray and Shimadzu (the "Development License Agreement"). The purpose of the Development License Agreement was to allow the parties to share patents and technology related to: (i) the entire field of thermal wave technology; (ii) the field of laser technology related to thin film metrology; (iii) the field of optical processing; and (iv) any other fields designated by a research and development committee to be formed by the parties (collectively, the "Field of Research"). Under the Development License Agreement: (i) the Company granted to each of Toray and Shimadzu a royalty-free, non-exclusive license to use the Company's patents and technology related to the Field of Research for the purpose of conducting research and new product development activities in Japan; and (ii) Toray and Shimadzu granted to the Company a royalty-free, non-exclusive license to use those of Toray's and Shimadzu's patents and technology determined to be useful in connection with certain development projects for the purpose of conducting research and new product development activities in the U.S. and Japan. The Development License Agreement may be terminated by the parties thereto in June 1999.

  The Development License Agreement requires the parties to take certain steps to coordinate their research and development activities. All enhancements, modifications and improvements to certain of the Company's products existing at the time the agreement was entered into will be owned by the Company, regardless of which party creates such enhancements, modifications, and improvements. However, to the extent any such enhancements, modifications and improvements are based upon patents and technology owned by Toray or Shimadzu, the Company will have to pay a development fee or royalty to those parties. Other developments ("New Developments") will be jointly owned by the party or parties who created the New Development and the party or parties whose patents or technology were used in such New Development. The commercialization, marketing and other use of each New Development will be governed by the terms of a separate agreement to be entered into by the relevant parties on a case-by-case basis ("New Development Agreements"). To date, only one New Development Agreement has been entered into between the parties, which relates to certain film measurement equipment.

                                    Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          a.  The following documents are filed as part of the Report on Form
              10-K:

              1. Financial Statements. The following consolidated financial statements of Therma-Wave, Inc. are included in Item 8:

                    Report of Ernst & Young LLP, Independent Auditors

                    Consolidated Balance Sheets as of March 31, 1998 and 1997

                    Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996

                    Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Net Capital Deficiency) for the years ended March 31, 1998, 1997 and 1996

                    Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996

                    Notes to Consolidated Financial Statements

              2. Financial Statement Schedules. The following consolidated financial statement schedules of Therma-Wave, Inc. are included in Item 14(d):

                  Schedule II Valuation and Qualifying Accounts

                     Schedules other than those listed above have been omitted
                  since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

              3.  Exhibits

                  The following exhibits are filed as part of, or incorporated by reference into, this report:

               *2.1 Recapitalization Agreement, dated as of December 18, 1996, by and among Bain Capital Fund V, L.P., Bain Capital Fund V-B, L.P., BCIP Associates, BCIP Trust Associates, L.P., Toray Industries, Inc., Toray Industries (America), Inc. and Shimadzu Corporation as amended by Amendment No.1 and Supplement to Recapitalization Agreement, dated May 16, 1997, by and among Therma-Wave, Inc., Toray Industries, Inc., Toray Industries (America), Inc., Shimadzu Corporation and Bain Capital Fund V, L.P., Bain Capital V-B, L.P., BCIP Trust Associates and BCIP Trust Associates, L.P.#

               *3.1  Restated Certificate of Incorporation of Therma-Wave.
               *3.2  Amended and Restated By-Laws of Therma-Wave
               *4.1 Purchase Agreement, dated as of May 16, 1997, by and among Therma-Wave and BT Securities Corporation
               *4.2 Indenture, dated as May 15, 1997, by and among Therma-Wave and IBJ Schroder Bank & Trust Company, as trustee.
               *4.3  Form of 10 5/8% Senior Notes.
               *4.4  Form of Series B 10 5/8% Senior Notes.
               *4.5 Registration Rights Agreement, dated as of May 15, 1997, by and among Therma-Wave and BT Securities Corporation, as Initial Purchaser.
               *10.1 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Dr. Allan Rosencwaig.+
               *10.2 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and David Willenborg.+
               *10.3 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and W. Lee Smith.+
               *10.4 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal.+
               *10.5 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Anthony W. Lin.+

               *10.6  Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and Dr. Allan Rosencwaig.+
               *10.7  Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and David Willenborg.+
               *10.8  Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and W. Lee Smith.+
               *10.9 Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal.+
               *10.10 Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and Anthony W. Lin.+
               *10.11 Stockholders Agreement, dated as of May 16, 1997, by and among Therma-Wave and certain stockholders named therin.
               *10.12 Development License Agreement, dated June 12, 1992, by and among Therma-Wave and Therma-Wave K.K., Toray Industries, Inc. and Shimadzu Corporation.
               *10.13 New Development Agreement, dated December 22, 1997, by and between Therma-Wave and Toray Industries, Inc.
               *10.14 Lease Agreement, dated as of May 26, 1995, by and between
                      Therma-Wave and Sobrato Interests.
               *10.15 Advisory Agreement, dated as of May 16, 1997, between
                      Therma-Wave and Bain Capital, Inc.
               *10.16 Voting Agreement, dated as of May 16, 1997, between
                      Therma-Wave and certain stockholders named therein.
               *10.17 Credit Agreement, dated as of May 16, 1997, between
                      Therma-Wave and Bankers Trust Company, as agent, and certain financial institutions named therein.#
               *10.18 Pledge Agreement, dated as of May 16, 1997, between
                      Therma-Wave and Bankers Trust Company, as agent.
               *10.19 Security Agreement, dated as of May 16, 1997, between
                      Therma-Wave and Bankers Trust Company, as agent.
               *10.20 Therma-Wave, Inc. 1997 Stock Purchase and Option Plan.+
               *10.21 Registration Agreement, dated as of May 16, 1997, between
                      Therma-Wave and the stockholders named therein.
               *10.22 Agreement, dated as of January 26, 1996, between Toray
                      Industries, Inc. and the key employees of the Company named therein.
               *10.23 Key Employee Stock Agreement, dated as of October 30,
                      1991, by and among Toray Industries, Inc., TS Subsidiary Corp., Therma-Wave, Inc. and the key employees named therein.

               *21.1  Subsidiaries of the Company.
                27.1  Financial Data Schedule.
               ____________________________

               * Incorporated herein by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-29871).
               # The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.
               + Identifies a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

     The Company did not file any reports on Form 8-K during the fiscal year ended March 31, 1998.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



  The Board of Directors and Stockholders
  Therma-Wave, Inc.

     We have audited the accompanying consolidated balance sheets of Therma-Wave, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Therma-Wave, Inc. at March 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for the each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ ERNST & YOUNG LLP

  San Jose, California
  May 1, 1998

                               THERMA-WAVE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    March 31,
                                                                                          --------------------------
                                                                                             1998           1997
                                                                                          -----------    -----------
                                                     ASSETS
Current assets:
 Cash and cash equivalents                                                                   $ 20,422       $ 16,741
 Accounts receivable, net of allowance for doubtful accounts of $3,016 in 1998 and
  $1,622 in 1997                                                                               22,098         20,107
 Receivable from Toray and Shimadzu                                                                 -          1,425
 Inventories:
     Purchased materials                                                                        9,958          8,937
     Systems in process                                                                         7,146          7,252
     Finished systems                                                                           4,188          1,238
                                                                                          -----------    -----------
 Total inventories                                                                             21,292         17,427
 Deferred income taxes                                                                          7,693          5,556
 Other current assets                                                                             245            383
                                                                                          -----------    -----------
           Total current assets                                                                71,750         61,639
 Property and equipment:
     Laboratory and test equipment                                                              3,786          3,721
     Office furniture and equipment                                                             5,423          4,292
     Machinery and equipment                                                                    1,766          1,521
     Leasehold improvements                                                                     3,145          2,237
                                                                                          -----------    -----------
                                                                                               14,120         11,771
     Less: accumulated depreciation and amortization                                           (7,879)        (5,928)
                                                                                          -----------    -----------
 Net property and equipment                                                                     6,241          5,843
 Deferred financing costs, net                                                                  9,956              -
 Patents, net of accumulated amortization of $1,387 in 1998 and $985 in 1997                      346            481
 Other assets                                                                                   1,469            657
                                                                                          -----------    -----------
           Total assets                                                                      $ 89,762       $ 68,620
                                                                                          ===========    ===========

                   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
                              EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
 Short term debt                                                                             $      -       $  3,834
 Accounts payable                                                                               4,019          4,076
 Interest payable                                                                               5,074             93
 Accrued compensation and related expenses                                                      4,051          2,922
 Income taxes payable                                                                           1,340          1,507
 Accrued warranty costs                                                                         6,671          4,990
 Other accrued liabilities                                                                      5,062          4,334
 Deferred revenue                                                                               2,111          1,075
 Capital lease obligations                                                                         74             88
                                                                                          -----------    -----------
           Total current liabilities                                                           28,402         22,919
Long term debt                                                                                115,000         23,100
Capital lease obligations due after one year                                                      315            429
Deferred income taxes                                                                           1,716          1,685
Deferred rent and other                                                                           804            342
Commitments and contingencies
Mandatorily redeemable preferred stock, $.01 par value; 1,000,000 shares authorized;                               -
 748,739 shares issued and outstanding in 1998; none in 1997 (aggregate liquidation            14,515
 preference of $13,800)

Stockholders' equity (net capital deficiency)
 Common stock, $.001 par value; 50,000,000 shares authorized; 45,515,339 shares issued              -             45
  and outstanding in 1997; none in 1998
 Class A Common Stock, $.01 par value; 20,000,000 shares authorized; 9,073,532 shares
  issued and outstanding in 1998; none in 1997                                                     91              -
 Class B Common Stock; $.01 par value; 4,000,000 shares authorized; 1,289,785 shares
  issued and outstanding in 1998; none in 1997                                                     13              -
 Class L Common Stock, $.01 par value; 2,000,000 shares authorized; 1,008,170 shares
  issued and outstanding in 1998; none in 1997                                                     10              -
 Additional paid-in capital                                                                    21,363         60,465
 Accumulated deficit                                                                          (90,424)       (38,927)
 Notes receivable from stockholders                                                              (288)             -
 Currency translation adjustments                                                              (1,755)        (1,438)
                                                                                          -----------    -----------
            Total stockholders' equity (net capital deficiency)                               (70,990)        20,145
                                                                                          -----------    -----------
            Total liabilities and stockholders' equity (net capital deficiency)              $ 89,762       $ 68,620
                                                                                          ===========    ===========

          See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                      FISCAL YEAR ENDED MARCH 31,
                                                             ----------------------------------------------
                                                                 1998             1997             1996
                                                             -----------       ----------       -----------
Net revenues                                                    $115,459         $109,493           $79,293
Cost of revenues                                                  55,683           49,795            35,027
                                                             -----------       ----------       -----------
Gross margin                                                      59,776           59,698            44,266

Operating expenses:
  Research and development                                        19,057           13,050            10,072
  Selling, general and administrative                             24,589           22,004            18,704
  Amortization of goodwill and purchased intangibles                   -            1,275             1,912
  Recapitalization and other non-recurring expenses                4,188                -                 -
                                                             -----------       ----------       -----------
Total operating expenses                                          47,834           36,329            30,688
                                                             -----------       ----------       -----------
Operating income                                                  11,942           23,369            13,578
Other income (expense):
  Interest expense                                               (12,930)          (1,621)           (1,722)

  Interest income                                                    753              346               247
  Other income (expense)                                            (194)              14              (138)
                                                             -----------       ----------       -----------
                                                                 (12,371)          (1,261)           (1,613)
                                                             -----------       ----------       -----------
Income (loss) before provision for income taxes                     (429)          22,108            11,965
Provision for income taxes                                           604            9,007             4,684
                                                             -----------       ----------       -----------
Net (loss) income                                                 (1,033)        $ 13,101           $ 7,281
                                                                               ==========       ===========
Preferred stock dividend                                             738
                                                             -----------
Net loss attributable to common stockholders                    $ (1,771)
                                                             ===========

          See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                           (NET CAPITAL DEFICIENCY)
                       (In thousands, except share data)


                                                          Preferred Stock           Common Stock      Class A Common Stock
                                                        ------------------------------------------------------------------
                                                          Shares    Amount        Shares      Amount    Shares    Amount
                                                        ---------- ---------   -----------  ---------  ----------  -------
Balance at March 31, 1995                                      -         -       45,515,339    $   45         -    $  -
   Foreign currency translation
    adjustment                                                 -         -              -         -           -       -
   Tax benefit from exercise of
    employee options                                           -         -              -         -           -       -
   Net income                                                  -         -              -         -           -       -
                                                        ----------   --------   -------------  -------  ----------  -----
Balance at March 31, 1996                                      -         -       45,515,339        45         -       -
   Foreign currency translation
    adjustment                                                 -         -              -         -           -       -
   Repayment of notes receivable from
    shareholders                                               -         -              -         -           -       -
   Net income                                                  -         -              -         -           -       -
                                                        ----------   --------   -------------  -------  ----------  -----
Balance at March 31, 1997                                      -         -       45,515,339        45         -       -
  Recapitalization Transactions:                               -         -        8,614,997         9         -       -
   Conversion of outstanding Common Stock
     into shares of Class A and Class L
       Common Stock                                            -         -       (8,614,997)       (9)  7,264,236      73
   Conversion of outstanding common stock
     into shares of Class A and Class L Common Stock      750,000      13,800    (6,101,252)       (6)    509,433       5
   Redemption of Common Stock                                  -         -      (39,414,087)      (39)        -       -
   Issuances of Class A, B and L Common Stock                  -         -              -         -     1,290,010      13
   Conversion of Preferred Stock into
     Class A Common Stock                                  (1,261)        (23)          -         -         9,853     -
   Recapitalization related expenses paid by
     Toray and Shimadzu                                        -         -              -         -           -       -
   Forgiveness of receivable from
     Toray and Shimadzu                                        -         -              -         -           -       -
  Preferred stock dividends                                    -          738           -         -           -       -
  Currency translation adjustments                             -         -              -         -           -       -
  Repurchased shares                                           -         -              -         -           -       -
  Net loss                                                     -         -              -         -           -       -
                                                        ----------   --------   -------------  -------  ----------  -----
Balance at March 31, 1998                                 748,739      14,515           -         -     9,073,532      91
                                                        ==========   ========   =============  =======  ==========  =====
                                                                  Class B Common Stock         Class L Common Stock
                                                                  --------------------------------------------------
                                                                     Shares    Amount            Shares     Amount
                                                                  ---------- ----------        ---------- ----------
Balance at March 31, 1995                                                -     $ -                 -       $  -
   Foreign currency translation
    adjustment                                                           -       -                 -          -
   Tax benefit from exercise of
    employee options                                                     -       -                 -          -
   Net income                                                            -       -                 -          -
Balance at March 31, 1996                                                -       -                 -          -
   Foreign currency translation
    adjustment                                                           -       -                 -          -
   Repayment of notes receivable from
    shareholders                                                         -       -                 -          -
   Net income                                                            -       -                 -          -
Balance at March 31, 1997                                                -       -                 -          -
  Recapitalization Transactions:                                         -       -                 -          -
   Conversion of outstanding Common Stock
     into shares of Class A and Class L Common Stock                     -       -             807,138          8
   Conversion of outstanding common stock
     into shares of Class A and Class L Common Stock                     -       -              56,604          1
   Redemption of Common Stock                                            -       -                 -          -
   Issuances of Class A, B and L Common Stock                     1,334,875        13          143,333          1
   Conversion of Preferred Stock into
     Class A Common Stock                                                -       -               1,095        -
   Recapitalization related expenses paid by
     Toray and Shimadzu                                                  -       -                 -          -
   Forgiveness of receivable from
     Toray and Shimadzu                                                  -       -                 -          -
  Preferred stock dividends                                              -       -                 -          -
  Currency translation adjustments                                       -       -                 -          -
  Repurchased shares                                                (45,090)     -                 -          -
  Net loss                                                               -       -                 -          -
                                                                  ---------     -----       -----------      ----
Balance at March 31, 1998                                         1,289,785        13        1,008,170         10
                                                                  =========     =====       ===========      ====
                                                                                          Notes
                                                         Additional                     Receivable        Currency
                                                          Paid-In       Accumulated        from          Translation
                                                          Capital         Deficit      Stockholders      Adjustments    Total
                                                        ----------      -----------     --------         ----------   -----------
Balance at March 31, 1995                                 $60,201       $ (59,309)        $ (524)           $ (792)     $ (379)
   Foreign currency translation
    adjustment                                                -               -              -                (263)       (263)
   Tax benefit from exercise of
    employee options                                          264             -              -                 -           264
   Net income                                                 -             7,281            -                 -         7,281
                                                        ----------      -----------     --------         ----------  -----------
Balance at March 31, 1996                                  60,465         (52,028)          (524)           (1,055)      6,903
   Foreign currency translation
    adjustment                                                -               -              -                (383)       (383)
   Repayment of notes receivable from
    shareholders                                              -               -              524               -           524
   Net income                                                 -            13,101            -                 -        13,101
                                                        ----------      -----------     --------         ----------  -----------
Balance at March 31, 1997                                  60,465         (38,927)           -              (1,438)     20,145
  Recapitalization Transactions:                           17,102             -              -                -         17,111
   Conversion of outstanding Common Stock
     into shares of Class A and Class L Common Stock          (72)            -              -                -            -
   Conversion of outstanding common stock
    into shares of Class A and Class L Common Stock        (8,100)         (5,700)           -                -        (13,800)
   Redemption of Common Stock                             (52,835)        (44,026)           -                -        (96,900)
   Issuances of Class A, B and L Common Stock               3,328             -             (299)             -          3,056
   Conversion of Preferred Stock into
    Class A Common Stock                                       23             -              -                -             23
   Recapitalization related expenses paid by
    Toray and Shimadzu                                      2,888             -              -                -          2,888
   Forgiveness of receivable from
    Toray and Shimadzu                                     (1,425)            -              -                -         (1,425)
  Preferred stock dividends                                   -              (738)           -                -           (738)
  Currency translation adjustments                            -               -              -                (317)       (317)
  Repurchased shares                                          (11)            -               11              -            -
  Net loss                                                    -            (1,033)           -                -         (1,033)
                                                        ----------      -----------     --------         ----------  -----------
Balance at March 31, 1998                                  21,363         (90,424)          (288)           (1,755)   $(70,990)
                                                        ==========      ===========     ========         ==========  ===========

          See accompanying notes to consolidated financial statement.

                               THERMA-WAVE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Year ended March 31,
                                                                        ----------------------------------------

                                                                             1998          1997         1996
                                                                        -----------    -----------   -----------
Operating activities:
  Net income (loss)                                                        $ (1,033)       $13,101       $ 7,281
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                               2,102          1,382           967
   Amortization                                                               1,493          2,362         2,640
   Amortization of deferred financing costs                                   1,385              -             -
   Deferred income taxes                                                     (2,106)        (2,214)         (453)
   Noncash recapitalization and related expenses                              3,888              -             -
   Loss on disposal of property, plant and equipment                            400              -             -
   Changes in assets and liabilities:
     Accounts receivable                                                     (1,991)        (1,277)       (1,381)
     Inventories                                                             (4,956)        (5,006)       (5,061)
     Other current assets                                                        78            (44)         (142)
     Accounts payable                                                           (57)           732          (545)
     Accrued compensation and related expenses                                  129           (422)         (587)
     Income taxes payable                                                      (167)           603           688
     Other accrued liabilities                                                7,390          2,649         2,220
     Deferred revenue                                                         1,145           (258)          333
     Deferred rent and other                                                    413            252           (93)
                                                                        -----------    -----------   -----------
      Net cash provided by operating activities                               8,113         11,860         5,867
Investing activities:
  Purchases of property and equipment                                        (2,900)        (1,091)       (4,361)
  Other                                                                           -           (484)         (604)
                                                                        -----------    -----------   -----------
      Net cash used in investing activities                                  (2,900)        (1,575)       (4,965)
Financing activities:
  Issuance of Senior Notes                                                  115,000              -             -
  Proceeds from notes payable                                                     -            250             -
  Repayment of notes payable                                                (26,934)        (1,435)       (1,231)
  Principal payments under capital lease obligations                           (128)          (190)         (311)
  Redemption of common stock                                                (96,900)             -             -
  Proceeds from issuance of common stock                                     20,169              -             -
  Deferred financing costs                                                  (11,341)             -             -
  Other                                                                      (1,398)           141             1
                                                                        -----------    -----------   -----------
       Net cash used in financing activities                                 (1,532)        (1,234)        (1541)
                                                                        -----------    -----------   -----------
 Net (decrease)/increase in cash and cash equivalents                         3,681          9,051          (639)
 Cash and cash equivalents at beginning of period                            16,741          7,690         8,329
                                                                        -----------    -----------   -----------
 Cash and cash equivalents at end of period                                $ 20,422        $16,741       $ 7,690
                                                                        ===========    ===========   ===========
 Supplementary disclosures:
  Cash paid for interest                                                   $  6,323        $ 2,059       $ 2,228
                                                                        ===========    ===========   ===========
  Cash paid for income taxes                                               $  2,764        $10,661       $ 5,039
                                                                        ===========    ===========   ===========


          See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business

      Therma-Wave, Inc. was incorporated in California on March 11, 1986 and reincorporated in Delaware on May 16, 1996. Therma-Wave, Inc. (the "Company") develops, manufactures, and markets process control metrology systems for use in the manufacture of semiconductors. These systems are based on the Company's proprietary thermal wave and optical technologies. The Company markets and sells its products worldwide to major semiconductor manufacturers.

      Basis of Presentation

     The Company's fiscal year is a 52 to 53-week year ending on the Sunday on or nearest preceding March 31 for periods prior to 1997 and the Sunday on or following March 31 of each year for periods thereafter. Fiscal years 1998, 1997 and 1996 ended on April 5, 1998, April 6, 1997 and March 31, 1996, respectively. For convenience, the accompanying financial statements have been presented as ending on the last day of the nearest calendar month.

      Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

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

     Revenue Recognition

     Revenue from system sales and spare parts is generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the period of the contract. Estimated contractual warranty obligations are recorded when related sales are recognized.

     Concentration of Credit Risk/Major Customers

     The Company sells its products to major semiconductor manufacturing companies throughout the world. The Company performs continuing credit evaluations of its customers and, generally, does not require collateral. Letters of credit may be required from its customers in certain circumstances.

     Sales to customers representing 10% or more of net revenues during fiscal 1998, 1997 and 1996 were as follows:

                                                                     Year Ended March 31,
                                           ---------------------------------------------------------------------
Customer                                         1998                     1997                       1996
--------                                   -----------------        -----------------       --------------------
A                                                23%                      13%                        17%
B                                                 -                       10%                        15%

                               THERMA-WAVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Certain of the components and subassemblies included in the Company's systems are obtained from a single source or a limited group of suppliers. Although the Company seeks to reduce dependence on those sole and limited source suppliers, the partial or complete loss of certain of these sources could have at least a temporary adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components could adversely affect the Company's results of operations.

     Accounts receivable from three customers accounted for approximately 31%, 10% and 9% of total accounts receivable at March 31, 1998. Accounts receivable from three customers accounted for approximately 28%, 13% and 10% of total accounts receivable at March 31, 1997. Accounts receivable from three customers accounted for approximately 16%, 15% and 13% of total accounts receivable at March 31, 1996.

     Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

     Foreign Currency Translations and Transactions

     The Company has determined that the functional currency of its foreign operations is the local foreign currency. The accumulated effects of foreign translation rate changes related to net assets located outside the United States are included as a component of stockholders' equity (net capital deficiency). Foreign currency transaction gains (losses) are included in other income and expense in the accompanying consolidated statements of operations and amounted to $(275,000), $74,000 and $(217,000) for the years ended March 31, 1998, 1997 and 1996, respectively.

     Cash and Cash Equivalents

     The Company maintains its cash and cash equivalents in depository accounts, money market accounts and certificates of deposit with several financial institutions. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on the straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense for fiscal years 1998, 1997 and 1996 are $2,102,000, $1,382,000 and $967,000,
  respectively.

     Deferred Financing Costs

     Deferred financing costs represent the costs incurred in connection with the issuance of the Senior Notes. These amounts are stated net of accumulated amortization and amortized on the straight-line basis over the term of the related notes.

     Research and Development Expenses

     Expenditures for research and development are expensed as incurred.

                               THERMA-WAVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and has adopted the "disclosure only" alternative described in SFAS 123.

     Advertising Costs

     The Company expenses advertising and promotional costs, which are not material, as they are incurred.

     Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The statement established standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income
  for the period.    SFAS No. 130 will be effective for fiscal year 1999.  The
  Company does not expect the adoption of SFAS No. 130 to have a significant impact on the Company's reported results of operations.

     In June 1997, the SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new requirements for the reporting of information regarding operating segments, products, services, geographic areas and major customers. SFAS No. 131 will be effective for fiscal year 1999. The Company does not expect the adoption of SFAS No. 131 to have a significant impact on the Company's segment disclosure.

2.  FINANCING ARRANGEMENTS

     Senior Notes

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

     Bank Credit Facility

     In connection with the Recapitalization, the Company entered into the Bank Credit Facility. The Bank Credit Facility provides for borrowings of up to $30.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at (i) the Base Rate (as defined in the Bank Credit Facility) plus 1.75% or (ii) the Eurodollar Rate (as defined in the Bank Credit Facility) plus 3.00%. The Company's borrowings under the Bank Credit Facility are secured by substantially all of the Company's assets and a pledge of substantially all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of the Company's first-tier foreign subsidiaries. The Bank Credit Facility matures on May 16, 2002. At March 31, 1998, there was $3.5 million of an

                               THERMA-WAVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  outstanding letter of credit that was collateralized by the Bank Credit Facility and unused borrowing capacity under the Bank Credit Facility of $26.5 million.

     The Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing.

     At March 31, 1997, the Company had a credit agreement with a Japanese bank for an unsecured, renewable note payable with a outstanding principal balance of $3.8 million and $23.1 million of unsecured long-term debt under four separate loan agreements with banks. These notes payable were repaid in conjunction with the Recapitalization Agreement.

     The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt approximates the carrying value at March 31, 1998.

3.   INCOME TAXES

     The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

                                                                            Fiscal Year Ended March 31,
                                                   --------------------------------------------------------------------------
                                                             1998                    1997                       1996
                                                   --------------------       --------------------      ---------------------
        Domestic                                        $   (436)                   $19,419                  $  9,814
        Foreign                                                7                      2,689                     2,151
         Total                                          $   (429)                   $22,108                 $  11,965
                                                   ====================       ====================      =====================

  The components of the provision for income taxes are as follows (in thousands):

                                                                             Fiscal Year Ended March 31,
                                                   ---------------------------------------------------------------------------
                                                             1998                       1997                       1996
                                                   --------------------       --------------------       ---------------------
        Current:
        Federal                                             $ 2,314                    $ 9,696                      $4,429
        State                                                   396                      1,525                         708
        Foreign                                                   -                          -                           -
                                                       ----------------           ---------------              ----------------
                                                              2,710                     11,221                       5,137
        Deferred
        Federal                                              (1,710)                    (1,921)                       (313)
        State                                                  (396)                      (293)                       (140)
        Foreign                                                   -                          -                           -
                                                             (2,106)                    (2,214)                       (453)
                                                       ----------------           ---------------              ----------------
                                                            $   604                    $ 9,007                      $4,684
                                                       ================           ===============              ================

                               THERMA-WAVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the statements of operations is as follows:

                                                                                     Fiscal Year Ended March 31,
                                                                    ---------------------------------------------------------
                                                                         1998                  1997                 1996
                                                                    ---------------       --------------       --------------
Provision at statutory rate                                             (35.0)%                35.0%                35.0%
State taxes, net of federal benefit                                          -                  3.6                  3.8
Amortization of goodwill and purchased intangibles                           -                  2.0                  5.6
Utilization of net operating loss and credit carryforwards                   -                 (3.2)                (5.4)
Foreign sales corporations                                               (40.5)                (0.9)                   -
Other changes in valuation allowances                                    195.4                    -                 (4.8)
Other                                                                     20.9                  4.2                  4.9
                                                                    ---------------       --------------       --------------
                                                                         140.8%                40.7%                39.1%
                                                                    ===============       ==============       ==============

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                                           March 31,
                                                                     --------------------------------------------------
                                                                                1998                        1997
                                                                     ----------------------       ---------------------
Deferred tax assets:
 Accrued costs and expenses                                                   $ 5,935                     $ 4,359
 State taxes                                                                      117                         534
 Other                                                                          2,441                         663
 Net operating loss                                                               491                         491
                                                                     ----------------------       ---------------------
 Total gross deferred tax assets                                                8,984                       6,047
 Less: valuation allowance                                                     (1,291)                       (491)
                                                                     ----------------------       ---------------------
 Total gross deferred tax assets                                                7,693                       5,556

Deferred tax liabilities:
 Deferred revenue on foreign sales                                             (1,281)                     (1,424)
 Other                                                                           (435)                       (261)
                                                                     ----------------------       ---------------------
 Net deferred tax liabilities                                                  (1,716)                     (1,685)
                                                                     ----------------------       ---------------------
 Total net deferred tax assets                                                $ 5,977                     $ 3,871
                                                                     ======================       =====================

  The net changes in the total valuation allowance for fiscal 1998 and fiscal 1997 were $800,000 and $(714,000), respectively, and relate primarily to changes in state deferred tax assets and certain foreign net operating losses.

  At March 31, 1998, the Company has net operating loss carryforwards for foreign income tax purposes of approximately $1,825,000, which expire in varying amounts through 2003.

4.  COMMITMENTS AND CONTINGENCIES

  The Company leases its facilities under noncancellable operating leases which require the Company to pay maintenance and operating expenses, such as taxes, insurance and utilities. The Company is required pursuant to the terms of a facility lease to maintain a $3,500,000 standby letter of credit.

  Property and equipment includes equipment recorded under capital leases of approximately $895,000 and $1,050,000 and related accumulated amortization of $506,000 and $547,000 at March 31, 1998 and 1997, respectively.

  Rent expense was approximately $1,629,000, $1,524,000 and $897,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

                               THERMA-WAVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  At March 31, 1998, future minimum lease payments under capital and noncancellable operating leases are as follows (in thousands):

                                                                        Capital                 Operating
      Fiscal Year                                                       Leases                    Leases
                                                                -------------------       -------------------
      1999                                                             $ 103                   $ 1,579
      2000                                                                90                     1,510
      2001                                                                88                     1,250
      2002                                                               212                     1,147
      2003                                                                 -                     1,229
      Thereafter                                                           -                     3,481
                                                                -------------------       -------------------
      Future Minimum Lease Payments                                      493                   $10,196
                                                                                          ===================
      Less: Amounts Representing Interest                               (104)
                                                                -------------------
      Present Value of Minimum Lease Payments                            389
      Less: Current Portion                                               74
                                                                       $ 315
                                                                ===================

     Deferred Bonus Arrangements

     Pursuant to the terms of certain management bonus arrangements, the Company may be obligated to pay up to an aggregate of $16.7 million after five years based upon achieving certain operating results and each employee's continued employment.

     Legal Proceedings

     On July 19, 1994, the Company filed a patent infringement suit against Jenoptik, a German company, in the United States District court for the Northern District of California. The Company alleged that the manufacture and sale by Jenoptik of Jenoptik's TWIN and TWIN SC systems infringed several of the Company's United States patents that are related to the Company's Therma-Probe ion implant metrology system. Jenoptik denied infringement and claimed that the Company's patents were invalid and unenforceable.

     On November 26, 1997, the Company received a favorable jury verdict in its United States patent infringement suit against Jenoptik. The jury found all six of the Company's patents valid and concluded that Jenoptik infringed all thirty-one claims at issue from these patents.

     On February 1, 1996, the Company filed another patent infringement suit against Jenoptik in the Patent Court in Dusseldorf, Germany. The Company alleged that the manufacture and sale by Jenoptik of Jenoptik's TWIN and TWIN SC systems infringed the Company's German counterpart to one of the Company's United States patents being asserted against Jenoptik in the United States lawsuit. This German counterpart patent was found to be invalid by a patent court in Munich, Germany. The Company is in the process of appealing that decision.

     The Company is involved in various other legal proceedings from time to time arising in the ordinary course of business, none of which management expects to have a material adverse effect on the Company's results of operations or financial condition.

5.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

     Mandatorily Redeemable Preferred Stock

     The Series A Convertible Voting Preferred Stock ("Preferred Stock") has a liquidation preference of $18.40 and is convertible at any time into one share of Class A Common Stock at the option of the holder. Dividends on each share of the Preferred Stock shall be cumulative and accrue at the rate of 6% per annum. The Preferred Stock has a scheduled redemption on May 17, 2007, and is otherwise redeemable by the Company at any time from time after the earlier of
  (a) June 30, 1998 and (b) an initial public offering. Each share of Preferred Stock is convertible into one share of Class A Common Stock (as adjusted for stock splits, stock dividends, recapitalizations and similar

                               THERMA-WAVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  transactions). The Preferred Stock entitles the holder to one vote for each share of Class A Common Stock issuable upon conversion of the Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, each holder of the Preferred Stock shall be entitled to be paid, before any distribution or payment is made upon any capital stock or other equity securities of the Company.

     Common Stock

     Immediately after the Recapitalization, the outstanding equity securities of the Company consisted of 9,073,532 shares of Class A Common; 1,334,875 shares of Class B Common; 1,008,170 shares of Class L Common; and 748,738 shares of Preferred Stock. The shares of Class A Common Stock and Class L Common Stock each entitle the holder to one vote per share on all matters to be voted upon by the stockholders of the Company and are otherwise identical, except that the shares of Class L are entitled to a preference over Class A with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($19.085) plus an amount which accrues on a daily basis at a rate of 12% per annum, compounded annually. The Class B Common Stock is identical to the Class A Common Stock except that the Class B is non-voting and is convertible into Class A at any time following an initial public offering by the Company at the option of the holder.

     All issued and outstanding shares of Class B Common Stock as of March 31, 1998 are subject to repurchase by the Company if the holder is no longer
  employed by the Company.   Such shares vest over five years from the date of
  issuance.  During the year ended March 31, 1998, 45,090 shares of Class B
  Common Stock were repurchased by the Company.   As of March 31, 1998, 100,781
  shares of Class B Common Stock were vested and 1,189,004 shares of Class B Common Stock were subject to repurchase by the Company at the paid-in amount.

     Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock awards because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     During fiscal year 1998, the Company adopted several stock option plans (the "Plans") whereby the Board of Directors may grant incentive stock options
  and nonstatutory stock options to employees, directors or consultants.   The
  Company has reserved 3,742,500 shares of Class A Common Stock and 3,742,500 shares of Class B Common Stock for issuance under the Plans. Unless terminated sooner, the Plans will terminate automatically in May 2007.
  Vesting provisions for stock options granted under the Plans are determined by the Board of Directors. Unless the Board of Directors specifically determines otherwise at the time of the grant, the option shall vest 25% on each of the first four anniversaries from the date of grant. Stock options expire no later than ten years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a thirty-day period or they are forfeited. Common shares issued on exercise of options prior to vesting are subject to repurchase by the Company if the holder is no longer employed by the Company.

                               THERMA-WAVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     A summary of the Company's stock option activity, and related information for the year ended March 31, 1998 follows:

                                                                                        Options Outstanding
                                                                       --------------------------------------------------
                                                                                                        WEIGHTED AVERAGE
                                              SHARES AVAILABLE              NUMBER OF SHARES             EXERCISE PRICE
                                                                                                           PER SHARE
                                         -----------------------       ----------------------       ---------------------
Balance at March 31, 1997                                      -                            -                           -
  Authorized                                           7,485,000
  Granted                                             (1,836,384)                   1,836,384                      $10.67
  Exercised                                                    -                            -                           -
  Canceled                                                70,926                      (70,926)                      10.08
                                         -----------------------       ----------------------
Balance at March 31, 1998                              4,384,667                    1,765,458                       10.69
                                         =======================       ======================


     The following table summarizes information about stock options outstanding as of March 31, 1998:

                                                                    OPTIONS OUTSTANDING
                                          ---------------------------------------------------------------------
                                                                          WEIGHTED
                                                                          AVERAGE                  WEIGHTED
                                                                         REMAINING                 AVERAGE
                                                 NUMBER               CONTRACTUAL LIFE          EXERCISE PRICE
                                               OUTSTANDING
                                          -------------------      -------------------      -------------------

Range of exercise prices:
  6.00                                           475,673                     9.60                     6.00
  8.93 - 15.89                                 1,289,785                     9.15                    12.41
                                          -------------------
                                               1,765,458

     At March 31, 1998, there were no vested shares and 1,289,785 shares were exercisable.

     Pro forma information regarding net loss and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1996 under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

     In fiscal 1998, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions: risk-free interest rate of 7.0%, volatility of zero and expected life of an option of 5 years.

     Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company's fiscal 1998 net loss would have increased by approximately $85,000.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure of future years. Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, the pro forma effect will not be fully reflected until fiscal 2003.

                               THERMA-WAVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The weighted average fair value of options granted during fiscal 1998 with exercise prices equal to the market price at the date of grant is $0.45 per share.

6.  RELATED PARTY TRANSACTIONS

     Account balances with Toray & Shimadzu are as follows (in thousands):

                                                                                   March 31,
                                                                --------------------------------------------
                                                                         1998                     1997
                                                                -------------------      -------------------
Due from (due to) Toray & Shimadzu:
  Accounts receivable                                                      -                   $   18
  Receivable from parent                                                   -                    1,425
  Accrued expenses                                                         -                      (25)
                                                                -------------------      -------------------
                                                                           -                   $1,418
                                                                ===================      ===================

                                                                          Fiscal Year Ended
                                                   -------------------------------------------------------------
                                                          1998                  1997                  1996
                                                   -----------------      ----------------      ----------------
  Revenue                                               $  82                 $ 590                     -
  Purchases of inventories                                  -                    94                     -

     The Company incurred expenses of approximately $75,000, $559,000 and $739,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively, for employees loaned to the Company by Toray and Shimadzu.

     In connection with the Recapitalization, the Company entered into an Advisory Agreement with Bain Capital, a majority stockholder, pursuant to which Bain Capital agreed to provide management services. Such management fees incurred during the fiscal year ended March 31, 1998 aggregated $750,000.

7.  RETIREMENT PLAN

     The Company has a retirement plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Discretionary company contributions which are based on achieving certain operating profit goals, were $566,000, $540,000 and $499,000 in fiscal 1998, 1997 and 1996, respectively.

8.  SEGMENT INFORMATION

     The Company operates in one business segment, which includes developing, manufacturing and marketing process development and control systems for use in the semiconductor industry. The following table summarizes the Company's operations from its headquarters located in Fremont, California ("United States") and its wholly-owned subsidiaries in Japan (in thousands):

                                                                FISCAL YEAR ENDED MARCH 31, 1998
                              -------------------------------------------------------------------------------------------------
                                   UNITED STATES                 JAPAN                 ADJUSTMENTS              CONSOLIDATED
                              ---------------------      -------------------      ------------------       --------------------
Total Revenue                              $112,187                   $4,351                $ (1,079)                  $115,459
                              =====================      ===================      ==================       ====================
Income from operations                     $ 12,091                   $  103                $   (252)                  $ 11,942
                              =====================      ===================      ==================       ====================
Identifiable Assets                        $ 96,957                   $3,075                $(10,270)                  $ 89,762
                              =====================      ===================      ==================       ====================

                               THERMA-WAVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                 FISCAL YEAR ENDED MARCH 31, 1997
                               --------------------------------------------------------------------------------------------------
                                    UNITED STATES                  JAPAN                 ADJUSTMENTS              CONSOLIDATED
                               ---------------------      --------------------      ------------------       --------------------
Total Revenue                               $103,578                   $10,991                 $(5,076)                  $109,493
                               =====================      ====================      ==================       ====================
Income from operations                      $ 20,974                   $ 1,632                 $   763                   $ 23,369
                               =====================      ====================      ==================       ====================
Identifiable Assets                         $ 67,764                   $ 7,497                 $(6,641)                  $ 68,620
                               =====================      ====================      ==================       ====================


                                                                 FISCAL YEAR ENDED MARCH 31, 1996
                               --------------------------------------------------------------------------------------------------
                                    UNITED STATES                  JAPAN                 ADJUSTMENTS              CONSOLIDATED
                               ---------------------      --------------------      ------------------       --------------------
Total Revenue                                $75,020                   $11,303                 $(7,030)                   $79,293
                               =====================      ====================      ==================       ====================
Income from operations                       $11,200                   $   503                 $ 1,875                    $13,578
                               =====================      ====================      ==================       ====================
Identifiable Assets                          $52,653                   $ 9,229                 $(8,826)                   $53,056
                               =====================      ====================      ==================       ====================

     Export sales, representing sales from the United States to customers in foreign countries primarily in Asia and Europe, was approximately $56,006,000, $54,390,000 and $34,503,000 of total United States revenue for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

9.  SUBSEQUENT EVENT (Unaudited)

    The Company has recently amended its Bank Credit Facility to have its $30.0 million of borrowing availability subject to a borrowing base formula and to adjust certain covenant levels.

                 SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
                               THERMA-WAVE, INC.
                                 (IN THOUSANDS)

                 Col. A                          Col. B                    Col. C                    Col. E          Col. F
----------------------------------------    ----------------   -----------------------------     --------------   ---------------
                                                                         Additions
                                                               -----------------------------
              Description                     Balance at        Charged to      Charged to         Deductions       Balance at
                                             Beginning of        Costs and    Other Accounts       - Describe       End of Period
                                                Period           Expenses       - Describe
----------------------------------------  ----------------  ----------------  ---------------    --------------    --------------


Year ended March 31, 1998: Reserves and         $1,622            $1,394                -          $      -            $3,016
 allowances deducted from asset
 accounts:
    Allowance for Doubtful Accounts

Year ended March 31, 1997: Reserves and         $  284            $1,338                -                  -           $1,622
 allowances deducted from asset
 accounts:
    Allowance for Doubtful Accounts

Year ended March 31, 1996: Reserves and         $  280            $    4                -                  -           $  284
 allowances deducted from asset
 accounts:
    Allowance for Doubtful Accounts

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on July 1, 1998.

                               THERMA-WAVE, INC.
                               ----------------
                                  (Registrant)

                            /s/ Allan Rosencwaig
                    ________________________________________
                              Allan Rosencwaig
                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           /s/ Allan Rosencwaig                                         July 1, 1998
           -------------------------------------------------------                  ---------------------
                              Allan Rosencwaig                                             Date
         Chairman of the Board, President and Chief Executive Officer
                        (Principal Executive Officer)

                            /s/ Anthony Lin                                             July 1, 1998
           -------------------------------------------------------                  ---------------------
                               Anthony Lin                                                   Date
                         Executive Vice President,
                          Chief Financial Officer
                        (Principal Financial Officer)

                         /s/ Charlotte Holland                                           July 1, 1998
           -------------------------------------------------------                  ---------------------
                            Charlotte Holland                                                Date
              Vice President, Finance and Administration
                        (Principal Accounting Officer)

                        /s/ G. Leonard Baker, Jr.                                        July 1, 1998
           -------------------------------------------------------                  ---------------------
                           G. Leonard Baker, Jr.                                             Date
                                 Director

                           /s/ David Dominik                                             July 1, 1998
           -------------------------------------------------------                  ---------------------
                              David Dominik                                                Date
                                 Director

                          /s/ Adam W. Kirsh                                              July 1, 1998
           -------------------------------------------------------                  ---------------------
                             Adam W. Kirsch                                                Date
                                 Director