Form 10-Q
period 1998-07-05
THERMA WAVE INC
filed 1998-08-14
CIK 828119

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark one)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--  EXCHANGE ACT OF 1934
    For the period ended July 5, 1998 OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________ to __________

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

                       Yes   X        No
                           -----         -----

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

               Class                          Outstanding as of August 2, 1998
------------------------------------------------------------------------------
Class A Common stock, $.01 par value                 9,073,532
Class B Common stock, $.01 par value                 1,156,741
Class L Common stock, $.01 par value                 1,008,170

                               THERMA-WAVE, INC.
                                   FORM 10-Q

                                     INDEX


Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets
          June 30, 1998 and March 31, 1998                                   3

        Condensed Consolidated Statements of Operations
          Three months ended June 30, 1998 and 1997                          4

        Condensed Consolidated Statements of Cash Flows
          Three months ended June 30, 1998 and 1997                          5

        Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       10

Part II. Other Information

Item 1. Legal Proceedings                                                   16

Item 2. Changes in Securities and Use of Proceeds                           16

Item 3. Defaults upon Senior Securities                                     16

Item 4. Submission of Matters to a Vote of Security Holders                 16

Item 5. Other Information                                                   16

Item 6. Exhibits and Reports on Form 8-K                                    16

Signatures                                                                  17

Part I. Financial Information
Item 1. Unaudited Consolidated Condensed Financial Statements


                               THERMA-WAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                                    June 30,        March 31,
                                                                      1998            1998
                                                                  -----------      -----------
                              ASSETS
Current assets:
 Cash and cash equivalents                                           $ 16,609         $ 20,422
 Accounts receivable, net                                              14,924           22,098
 Inventories                                                           21,813           21,292
 Other current assets                                                   8,091            7,938
                                                                  -----------      -----------
           Total current assets                                        61,437           71,750

 Property and equipment, net                                            5,795            6,241
 Deferred financing costs, net                                          9,560            9,956
 Other assets                                                           1,846            1,815
                                                                  -----------      -----------
           Total assets                                              $ 78,638         $ 89,762
                                                                  ===========      ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
               (NET CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable                                                    $  2,499         $  4,019
 Other current liabilities                                             20,948           24,383
                                                                  -----------      -----------
           Total current liabilities                                   23,447           28,402
 Long term debt                                                       115,000          115,000
 Other liabilities                                                      2,757            2,835
                                                                  -----------      -----------
           Total liabilities                                          141,204          146,237

Commitments and contingencies

Mandatorily redeemable preferred stock                                 14,721           14,515

Stockholders' equity (net capital deficiency)
 Common stock  Class A                                                     91               91
 Common stock  Class B                                                     13               13
 Common stock  Class L                                                     10               10
 Additional paid-in capital                                            21,363           21,363
 Notes receivable from stockholders                                      (288)            (288)
 Accumulated deficit                                                  (96,720)         (90,424)
 Currency translation adjustment                                       (1,756)          (1,755)
                                                                  -----------      -----------
            Total stockholders' equity (net capital deficiency)      (77,287)         (70,990)
                                                                  -----------      -----------
            Total liabilities and stockholders' equity (net
             capital deficiency)                                     $ 78,638        $ 89,762
                                                                  ============     ============


    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)

                                                         Three months ended
                                                               June 30,
                                                  ----------------------------------
                                                       1998               1997
                                                  ---------------     --------------


Net revenue                                               $15,246            $28,205
Cost of revenue                                             8,979             13,263
                                                  ---------------     --------------
 Gross margin                                               6,267             14,942

Operating expenses:
 Research and development                                   4,598              4,488
 Selling, general and administrative                        4,633              5,026
 Recapitalization and other non-recurring
  expenses                                                                     2,888
 Expenses relating to operating cost
  improvements                                                582                  -
                                                  ---------------     --------------
        Total operating expenses                            9,813             12,402
                                                  ---------------     --------------

Operating income                                           (3,546)             2,540

Other income (expense):
 Interest expense                                          (3,499)            (2,193)
 Interest income                                              206                169
 Other, net                                                  (161)                (5)
                                                  ---------------     --------------
                                                           (3,454)            (2,029)
                                                  ---------------     --------------
Income (loss) before income taxes                          (7,000)               511
Provision (benefit) for income taxes                         (910)               200
                                                  ---------------     --------------
Net income (loss)                                          (6,090)               311

Accretion of preferred stock dividend                         206                116
                                                  ---------------     --------------

Net income (loss) attributable to common
 stockholders                                             $(6,296)           $   195
                                                  ===============     ==============

    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                              Three months ended
                                                                                   June 30,
                                                                 --------------------------------------------
                                                                         1998                     1997
                                                                 -------------------      -------------------
Operating activities:
  Net income (loss)                                                          $(6,090)                $    311
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
   Depreciation and amortization                                               1,088                    1,036
   Amortization of deferred financing costs                                      396                        -
   Non-cash recapitalization and related expenses                                  -                    2,888
   Non-cash expenses relating to operating cost improvements                     100                        -
   Changes in assets and liabilities:
     Accounts receivable                                                       7,174                   (3,889)
     Inventories                                                                (944)                  (1,841)
     Other assets                                                               (204)                    (356)
     Other liabilities                                                        (5,053)                     882
                                                                 -------------------      -------------------
       Net cash used by operating activities                                  (3,533)                    (969)

Investing activities:
  Purchases of property and equipment                                           (181)                    (780)
  Other                                                                          (69)                  (1,159)
                                                                 -------------------      -------------------
       Net cash used in investing activities                                    (250)                  (1,939)

Financing activities:
  Issuance of Senior Notes                                                         -                  115,000
  Repayment of notes payable                                                       -                  (26,934)
  Redemption of common stock                                                       -                  (96,900)
  Proceeds from issuance of common stock                                           -                   18,728
  Deferred financing costs                                                         -                  (11,077)
  Other                                                                          (30)                   1,367
                                                                 -------------------      -------------------
       Net cash provided by (used in) financing activities                       (30)                     184

 Net decrease in cash and cash equivalents                                    (3,813)                  (2,724)
 Cash and cash equivalents at beginning of period                             20,422                   16,741
                                                                 -------------------      -------------------
 Cash and cash equivalents at end of period                                  $16,609                 $ 14,017
                                                                 ===================      ===================

 Supplementary disclosures:
  Cash paid for interest                                                     $ 6,119                 $    238
                                                                 ===================      ===================
  Cash paid for taxes                                                        $    51                 $    165
                                                                 ===================      ===================

    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries (collectively "Therma-Wave" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1998, and the operating results and cash flows for the three months ended June 30, 1998 and 1997. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1998.

    The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on April 4, 1999.

    The first fiscal quarters of 1999 and 1998 and the fiscal year 1998 ended on July 5, 1998, July 6, 1997 and April 5, 1998, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the month.

    In accordance with generally accepted accounting principles, earnings per share information is not presented since the Company does not have publicly held common stock.

2.  Inventories

    Inventories are summarized as follows (in thousands):

                            June 30, 1998          March 31, 1998
                          -----------------      ------------------
Purchased materials            $ 9,682                $ 9,958
Systems in process               6,419                  7,146
Finished systems                 5,712                  4,188
                          -----------------      ------------------
                               $21,813                $21,292
                          =================      ==================

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

4.  Financing Arrangements

    The $115.0 million of senior notes ("Notes") issued to finance the Recapitalization are senior unsecured obligations of the Company and will mature on May 15, 2004. Interest on the Notes will accrue at the rate of 10.625% per annum and is payable semiannually in cash on each May 15 and November 15, commencing on November 15, 1997, to registered holders at the close of business on May 1 and November 1, respectively, immediately preceding the applicable interest payment date. The Notes are not entitled to the benefit of any mandatory sinking fund and are redeemable at the Company's option in whole at any time or in part from time to time, on and after May 15, 2001, upon not less than 30 nor more than 60 days notice, at specified redemption prices. At any time, or from time to time, on or prior to May 15, 2000, the Company may, at its option, use the net cash proceeds of one or more equity offerings to redeem up to 40% of the aggregate principal amount of Notes originally issued at a redemption price equal to 110.625% of the principal amount thereof plus accrued and unpaid interest.

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

    In conjunction with the Recapitalization, the Company entered into the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Bank Credit Facility"), which provided for a revolving credit facility of $30.0 million. During the quarter ended June 30, 1998, the Company entered into the First Amendment to the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Amended Bank Credit Facility"), to have its borrowing availability subject to a borrowing base formula, which provides a maximum revolving credit facility of $30.0 million, and to make certain necessary adjustments to the financial tests and covenants contained therein in light of current market conditions. The Company may borrow amounts under the Amended Bank Credit Facility to finance its working capital requirements and other general corporate purposes. The Amended Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing. At June 30, 1998, there was $3.5 million of an outstanding letter of credit and unused borrowing capacity under the Amended Bank Credit Facility of $22.5 million.

5.  Expenses Relating to Operating Cost Improvements

    On June 22, 1998, the Company announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with the Company's current operating environment. These efforts are in response to the continued cutbacks in capital equipment investment by semiconductor manufacturers. As a result of the implementation of this program, the Company recorded a charge of $582,000, of which $406,000 relates to severance and related charges, $76,000 of vacated leased facilities and $100,000 of certain excess operating assets.



 .

6.  Comprehensive Income

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The statement established standards for the reporting and display of comprehensive income and its components. However, the adoption of this statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which have been consistently included in stockholders' equity and excluded from net income (loss), to be included in comprehensive income
    (loss). The primary difference between net income (loss) and comprehensive income (loss) for the Company is due to foreign currency translation adjustments. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

    During the first quarter of 1998 and 1997, comprehensive income (loss) amounted to approximately $(6,091,000) and $26,000, respectively.

7.  Recently Issued Accounting Statements

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new requirements for the annual reporting of information regarding operating segments, products, services, geographic areas and major customers. The Company will adopt SFAS No.131 effective March 31, 1999.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. The Company currently does not hold any derivative instruments that will be affected by the adoption of SFAS No. 133.

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

General

The Company develops, manufactures, markets and services process control metrology systems for use in the manufacture of semiconductors. The Company's process control metrology systems are principally used to measure ion implantation and thin film deposition and removal. The Company has developed two major lines of process control metrology systems: (i) the Therma-Probe system and (ii) the Opti-Probe system. The Therma-Probe system, introduced in 1985, utilizes the Company's proprietary thermal wave technology and is the predominant nondestructive process control metrology system used to measure the critical ion implantation process on product wafers in the fabrication of semiconductors. The Opti-Probe system, introduced in 1992, significantly improves upon existing thin film metrology systems by successfully integrating different measurement technologies into one system and utilizing the Company's proprietary optical technologies. According to Dataquest, a leading industry analysis group, the Opti-Probe system captured the number one market share position in 1997.

The Company's first quarters of fiscal years 1999 and 1998 ended on July 5, 1998 and July 6, 1997, respectively. For presentation purposes, any reference herein to such periods refer to the periods ended June 30 of such fiscal year.

Results of Operations

The following table summarizes Therma-Wave's unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three months ended June 30, 1998 and 1997 were derived from the Company's unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                                            Three months ended
                                                                 June 30,
                                                   ---------------------------------
Income Statement Data:                                   1998               1997
                                                   --------------     --------------
Net revenue                                                 100.0%             100.0%
Cost of revenue                                              58.9               47.0
                                                   --------------     --------------

Gross margin                                                 41.1               53.0
Operating expenses:
Research and development expenses                            30.2               15.9
Selling, general and administrative                          30.4               17.8
Recapitalization and other non-recurring expenses               -               10.3
Operating cost improvements                                   3.8                  -
                                                   --------------     --------------
Operating income                                            (23.3)               9.0
Interest expense                                            (22.9)              (7.8)
Interest income                                               1.3                0.6
Other, net                                                   (1.0)                 -
                                                   --------------     --------------
Income (loss) before income taxes                           (45.9)               1.8
Provision (benefit) for income taxes                         (5.9)               0.7
                                                   --------------     --------------
Net income (loss)                                         (40.0) %               1.1%
                                                   ==============     ==============


Net revenues for the three months ended June 30, 1998 and 1997 were $15.2 and $28.2 million, respectively. Compared to the corresponding periods of fiscal 1998 and 1997, net revenues decreased $13.0 million or 45.9% for the three month period ended June 30, 1998. This is attributed to the current downturn in the global semiconductor industry due primarily to excess DRAM capacity and a slowdown in product demand as a result of lower than expected sales of high-end personal computers and the economic conditions in the Asia Pacific region. This slowdown has caused the semiconductor industry to reduce both purchases of semiconductor manufacturing equipment and construction of new fabrication facilities.

Gross margin percentages for the three months ended June 30, 1998 and 1997 were 41.1% and 53.0%, respectively. Compared to the corresponding periods of fiscal 1998 and 1997, the gross margin percentage decreased by 11.9 percentage points due to decreased revenues as a result of the downturn in the global semiconductor industry and continued expenditures primarily related to customer service. The Company believes that these expenditures are important to maintain and strengthen the Company's competitive position.

Research and development expenses were $4.6 million and $4.5 million for the three months ended June 30, 1998 and 1997. Research and development expenses as a percentage of net revenues for the three months ended June 30, 1998 and 1997 were 30.2% and 15.9%, respectively. Compared to the corresponding periods of fiscal 1998, research and development expenses increased $0.1 million, or 2.5%. Although the Company is in a current downturn, the Company continues to make significant investments in research and development, particularly relating to the new OP5000 and 300 millimeter products, in order to continue to maintain and strengthen its competitive position.

Selling, general and administrative expenses were $4.6 million and $5.0 million for the three months ended June 30, 1998 and 1997. Selling, general and administrative expenses as a percentage of net revenues for the three months ended June 30, 1998 and 1997 were 30.4% and 17.8%, respectively. Compared to the corresponding periods of fiscal 1998, selling, general and administrative expenses decreased $0.4 million, or 7.8%. The increase as a percentage of revenues for the period ended June 30, 1998 is a result of decreased revenues. The decrease in selling, general and administrative expenses is due primarily to the decrease in sales commissions and reduced advertising and promotion spending.

On June 22, 1998, the Company announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with the Company's current operating environment. These efforts are in response to the continued cutbacks in capital equipment investment by semiconductor manufacturers. As a result of the implementation of this program, the Company recorded a charge of $582,000, of which $406,000 relates to severance and related charges, $76,000 of vacated leased facilities and $100,000 of certain excess operating assets.

Recapitalization and other non-recurring expenses for the three months ended June 30, 1997 was $2.9 million of non-cash charges related to the arrangements for the Company's executive officers in connection with the Recapitalization.

Interest expense for the three months ended June 30, 1998 and 1997 were $3.5 million and $2.2 million, respectively. This increased interest expense is attributed to the additional debt incurred as part of the Recapitalization.

For the three months ended June 30, 1998 and 1997, the Company recorded a benefit (provision) for income taxes of $910,000 and $(200,000), respectively. The Company's tax benefit of $910,000 for the three months ended June 30, 1998 reflects the expected tax benefit rate of 13% for the fiscal year.

Net loss for the three months ended June 30, 1998 was $6.1 million as compared with net income of $0.3 million for the three months ended June 30, 1997 due to the abovementioned factors.

Liquidity and Capital Resources

The Company's principal liquidity requirements are for working capital, consisting primarily of accounts receivable, inventories, capital expenditures and debt service. Historically, the Company has funded its operating activities principally from working capital and working capital lines of credit.

Cash flow used in operating activities was $3.5 million and $1.0 million for the three months ended June 30, 1998 and 1997, respectively. The increase in cash flow used in operating activities from fiscal year 1998 to 1999 is mainly due to the decrease in net income primarily due decreased revenues and higher interest expense associated with borrowings used to finance the Recapitalization. This decrease was partially offset by a lower investment in working capital and by the increase in non-cash recapitalization and other non-recurring expenses.

Purchases of property and equipment were $0.2 million and $0.8 million for the three months ended June 30, 1998 and 1997, respectively.

In May 1997, the Company issued $115.0 million in aggregate principal amount of senior notes to finance the Recapitalization, including the repayment of notes payable and redemption of common stock.

In conjunction with the Recapitalization, the Company entered into the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Bank Credit Facility"). The Bank Credit Facility provides for borrowings of up to $30.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at (i) the Base Rate (as defined in the Bank Credit Facility) plus 1.75% or (ii) the Eurodollar Rate (as defined in the Bank Credit Facility) plus 3.00%. The Company's borrowings under the Bank Credit Facility are secured by substantially all of the Company's assets and a pledge of substantially all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of the Company's first-tier foreign subsidiaries. The Bank Credit Facility matures on May 16, 2002. During the quarter ended June 30, 1998, the Company entered into the First Amendment to the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Amended Bank Credit Facility"), to have its borrowing availability subject to a borrowing base formula, which provides a maximum revolving credit facility of $30.0 million, and to make certain necessary adjustments to the financial tests and covenants contained therein in light of current market conditions. The Company may borrow amounts under the Amended Bank Credit Facility to finance its working capital requirements and other general corporate purposes. The Amended Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing. At June 30, 1998, there was $3.5 million of an outstanding letter of credit and unused borrowing capacity under the Amended Bank Credit Facility of $22.5 million.

The Company's principal sources of funds are cash on hand ($16.6 million as of June 30, 1998) and borrowings under the Amended Bank Credit Facility. The Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, as well as to provide funds for the Company's working capital needs, capital expenditures and other needs. No assurance can be given, however, that this will be the case. Depending upon its profitability, the Company may require additional equity or debt financing to meet its working capital requirements or to fund its research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company. The Company's future operating performance and ability to service or refinance the senior notes and to repay, extend or refinance the Amended Bank Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

Factors that May Affect Results

Current Slowdown and Volatility in the Semiconductor Equipment Industry

The Company's business depends and will depend in the future upon the capital equipment expenditures of semiconductor manufacturers, which, in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In addition, the Company's business depends upon the new construction of semiconductor fabrication facilities and, as to existing fabrication facilities, enhancements to improve yields. The semiconductor industry has been cyclical in nature and historically has experienced periodic downturns. The semiconductor industry is presently experiencing a downturn due primarily to excess DRAM capacity and a slowdown in product demand as a result of lower than expected sales of high-end personal computers and the economic conditions in the Asia Pacific region. This slowdown has caused the semiconductor industry to reduce both purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. These conditions have adversely affected the Company's results of operations for the first quarter of Fiscal 1999, and bookings, revenues and operating results will continue to be adversely affected as long as the current downturn in the semiconductor industry continues. Even during periods of reduced revenues, in order to remain competitive, the Company will be required to invest in research and development and to maintain extensive ongoing worldwide customer service and support capability, which could adversely affect its financial results.

Global Market Risks

Because a significant portion of the Company's revenue is from sales outside the United States, the Company's results can be significantly affected by weak economic conditions in the foreign markets in which the Company distributes its products. Companies in the Asia Pacific region, including Japan, Korea and Taiwan which accounts for a significant portion of the Company's business in that region, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses are currently affecting demand for the Company's products. The Company expects these conditions will continue to impact its results of operations for at least the next two quarters.

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

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    In July 1998, Anthony W. Lin resigned from the position of Chief Financial Officer of the Company and as a member of the Board of Directors. Additionally, in July 1998, Charlotte Holland resigned from the position of Vice President of Finance of the Company. In August 1998, Martin Schwartz became the President and Chief Operating Officer of the Company and a member of the Board of Directors and Ray Christie became the Chief Financial Officer of the Company.

Item 6. Exhibits and Reports on Form 8-K

    (a)   Exhibits

    Exhibit
    Number      Description
    ------      -----------

     3.1        Restated Certificate of Incorporation of Therma-Wave, Inc. (1)
     3.2        Amended and Restated By-Laws of Therma-Wave, Inc. (1)
    10.1 First Amendment to the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent.
    27.1        Financial Data Schedule

    _______
      (1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-29871)

    (a)   Reports on Form 8-K

    The Company filed a report on Form 8-K on July 22, 1998 and an amendment on Form 8-K/A on July 27, 1998 to record the change in certifying accountants.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMA-WAVE, INC.
                                 (Registrant)



                              /s/ L. RAY CHRISTIE
                         -----------------------------

                                L. RAY CHRISTIE
                            Chief Financial Officer
              (as Registrant and as Principal Accounting Officer)

                                August 13, 1998