Form 10-Q
period 1998-10-04
THERMA WAVE INC
filed 1998-11-16
CIK 828119

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q


(Mark one)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934
     For the period ended October 4, 1998 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                      Commission file number 333-29871

                              THERMA-WAVE, INC.
           (Exact name of Registrant as specified in its charter)

            DELAWARE                                          94-3000561
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

       1250 Reliance Way
      Fremont, California                                       94539
(Address of principal executive offices)                      (Zip Code)

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

                                     Yes  X        No
                                        -----        -----

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

             Class                         Outstanding as of November 1, 1998
-------------------------------------------------------------------------------
Class A Common stock, $.01 par value                     9,073,532
Class B Common stock, $.01 par value                     1,118,092
Class L Common stock, $.01 par value                     1,008,170

                              THERMA-WAVE, INC.
                                  FORM 10-Q

                                    INDEX


Part I.  Financial Information

Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
          September 30, 1998 and March 31, 1998                               3

         Condensed Consolidated Statements of Operations
          Three and six months ended September 30, 1998 and 1997              4

         Condensed Consolidated Statements of Cash Flows
          Six months ended September 30, 1998 and 1997                        5

         Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       11

Part II. Other Information

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities and Use of Proceeds                           18

Item 3.  Defaults upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   20

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements


                               THERMA-WAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                                      September 30,                March 31,
                                                                          1998                       1998
                                                                  ---------------------       --------------------
                              ASSETS

Current assets:
 Cash and cash equivalents                                              $  16,086                  $  20,422
 Accounts receivable, net                                                  17,203                     22,098
 Inventories                                                               21,011                     21,292
 Other current assets                                                       8,112                      7,938
                                                                        ---------                  ---------
           Total current assets                                            62,412                     71,750

 Property and equipment, net                                                5,250                      6,241
 Deferred financing costs, net                                              9,156                      9,956
 Other assets                                                               1,775                      1,815
                                                                        ---------                  ---------
           Total assets                                                 $  78,593                  $  89,762
                                                                        =========                  =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
                    (NET CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable                                                       $   3,031                   $  4,019
 Other current liabilities                                                 25,364                     24,383
                                                                        ---------                   --------
          Total current liabilities                                        28,395                     28,402
 Long term debt                                                           115,000                    115,000
 Other liabilities                                                          2,674                      2,835
                                                                        ---------                   --------
           Total liabilities                                              146,069                    146,237

Commitments and contingencies

Mandatorily redeemable preferred stock                                     14,929                     14,515

Stockholders' equity (net capital deficiency)
 Common stock--Class A                                                         91                         91
 Common stock--Class B                                                         11                         13
 Common stock--Class L                                                         10                         10
 Additional paid-in capital                                                21,324                     21,363
 Notes receivable from stockholders                                          (241)                      (288)
 Accumulated deficit                                                     (101,938)                   (90,424)
 Currency translation adjustment                                           (1,662)                    (1,755)
                                                                        ---------                   --------
            Total stockholders' equity (net capital deficiency)           (82,405)                   (70,990)
                                                                        ---------                   --------
            Total liabilities and stockholders' equity (net
             capital deficiency)                                        $  78,593                   $ 89,762
                                                                        =========                   ========

     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (Unaudited)

                                            Three months ended                    Six months ended
                                               September 30,                        September 30,
                                    ---------------------------------     ----------------------------------
                                         1998               1997               1998                1997
                                    --------------     --------------     --------------      --------------
Net revenue                         $       15,196     $       28,286     $       30,442       $      56,491
Cost of revenue                              8,883             13,138             17,862              26,401
                                    --------------     --------------     --------------      --------------
Gross margin                                 6,313             15,148             12,580              30,090

Operating expenses:
 Research and development                    3,924              5,086              8,522               9,574
 Selling, general and administrative         4,500              6,749              9,133              11,775
 Recapitalization and other
  non-recurring expenses                         -              1,000                  -               3,888

 Expenses relating to operating
  cost improvements                            475                  -              1,057                   -
                                    --------------     --------------     --------------      --------------
        Total operating expenses             8,899             12,835             18,712              25,237
                                    --------------     --------------     --------------      --------------

Operating income (loss)                     (2,586)             2,313             (6,132)              4,853

Other income (expense):
 Interest expense                           (3,450)            (3,588)            (6,949)             (5,781)
 Interest income                               171                171                377                 340
 Other, net                                    105                  5                (56)                  -
                                    --------------     --------------     --------------      --------------
                                            (3,174)            (3,412)            (6,628)             (5,441)
                                    --------------     --------------     --------------      --------------
Loss before income taxes                    (5,760)            (1,099)           (12,760)               (588)
Benefit for income taxes                      (750)              (428)            (1,660)               (229)
                                    --------------     --------------     --------------      --------------
Net loss                                    (5,010)              (671)           (11,100)               (359)

Accretion of preferred stock
 dividend                                      208                208                414                 324
                                    --------------     --------------     --------------      --------------
Net loss available to common
 stockholders                       $       (5,218)    $         (879)    $      (11,514)     $         (683)
                                    ==============     ==============     ==============      ==============


     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                        Six months ended
                                                                                          September 30,
                                                                         --------------------------------------------
                                                                                  1998                     1997
                                                                         -------------------      -------------------
Operating activities:
  Net loss                                                               $           (11,100)     $              (359)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                                                      2,206                    1,663
    Amortization of deferred financing costs                                             800                      593
    Non-cash recapitalization and related expenses                                         -                    3,888
    Non-cash expenses relating to operating cost improvements                            100                        -
    Changes in assets and liabilities:
     Accounts receivable                                                               4,895                   (1,738)
     Inventories                                                                        (475)                  (3,815)
     Other assets                                                                       (121)                  (1,418)
     Other liabilities                                                                  (208)                   5,034
                                                                         -------------------      -------------------
      Net cash (used in) provided by operating activities                             (3,903)                   3,848

Investing activities:
  Purchases of property and equipment                                                   (277)                  (1,863)
  Other                                                                                 (195)                  (1,012)
                                                                         -------------------      -------------------
      Net cash used in investing activities                                             (472)                  (2,875)

Financing activities:
  Issuance of Senior Notes                                                                 -                  115,000
  Repayment of notes payable                                                               -                  (26,934)
  Redemption of common stock                                                               -                  (96,900)
  Proceeds from issuance of common stock                                                   7                   20,169
  Deferred financing costs                                                                 -                  (11,212)
  Other                                                                                   32                     (223)
      Net cash provided by (used in) financing activities                                 39                     (100)
                                                                         -------------------      -------------------
 Net (decrease) increase in cash and cash equivalents                                 (4,336)                     873
                                                                         -------------------      -------------------
 Cash and cash equivalents at beginning of period                                     20,422                   16,741
                                                                         -------------------      -------------------
 Cash and cash equivalents at end of period                              $            16,086      $            17,614
                                                                         ===================      ===================

 Supplementary disclosures:
  Cash paid for interest                                                 $             6,236      $               922
                                                                         ===================      ===================
  Cash paid for taxes                                                    $               273      $             2,800
                                                                         ===================      ===================

     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries (collectively "Therma-Wave" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 1998, the operating results for the three and six months ended September 30, 1998 and 1997 and the cash flows for the six months ended September 30, 1998 and 1997. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1998.

    The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on April 4, 1999.

    The second fiscal quarters of 1999 and 1998 and the fiscal year 1998 ended on October 4, 1998, October 5, 1997 and April 5, 1998, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the month.

    In accordance with generally accepted accounting principles, earnings per share information is not presented since the Company does not have publicly held common stock.

2.  Inventories

    Inventories are summarized as follows (in thousands):

                               September 30, 1998            March 31, 1998
                              --------------------        --------------------

    Purchased materials            $   10,042                    $    9,958
    Systems in process                  5,426                         7,146
    Finished systems                    5,543                         4,188
                                   ----------                    ----------
                                   $   21,011                    $   21,292
                                   ==========                    ==========

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

    Immediately after the Recapitalization, the outstanding equity securities of the Company consisted of 9,073,532 shares of Class A Common; 1,334,875 shares of Class B Common; 1,008,170 shares of Class L Common; and 748,738 shares of Preferred Stock. The shares of Class A Common and Class L Common each entitle the holder thereof to one vote per share on all matters to be voted upon by the stockholders of the Company and are otherwise identical, except that the shares of Class L Common are entitled to a preference over the Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($19.085) plus an amount which accrues on a daily basis at a rate of 12% per annum, compounded annually. The Class B Common is identical to the Class A common except that the Class B Common is nonvoting and is convertible into Class A Common at any time following an initial public offering by the Company at the option of the holder thereof. The Preferred Stock has a liquidation preference of $18.40 per share and is convertible into one share of Class A Common at the option of the holder thereof. Dividends on the Preferred Stock accrue at a rate of 6.0% per annum. The Preferred Stock has a scheduled redemption on May 17, 2007, and is otherwise redeemable by the Company at any time from time to time after an initial public offering by the Company. The Preferred Stock entitles the holder thereof to one vote for each share of Class A Common issuable upon conversion of such Preferred Stock.

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

    In conjunction with the Recapitalization, the Company entered into the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Bank Credit Facility"), which provided for a revolving credit facility of $30.0 million. During the quarter ended June 30, 1998, the Company entered into the First Amendment to the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Amended Bank Credit Facility"), to have its borrowing availability subject to a borrowing base formula, which provides a maximum revolving credit facility of $30.0 million, and to make certain necessary adjustments to the financial tests and covenants contained therein in light of current market conditions. The Company may borrow amounts under the Amended Bank Credit Facility to finance its working capital requirements and other general corporate purposes. The Amended Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing. At September 30, 1998, there was $3.5 million of an outstanding letter of credit and unused borrowing capacity under the Amended Bank Credit Facility of $21.9 million.

5.  Expenses Relating to Operating Cost Improvements

    On June 22, 1998, the Company announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with the Company's current operating environment. These efforts are in response to the continued cutbacks in capital equipment investment by semiconductor manufacturers. As a result of the implementation of this program, the Company recorded a charge of $582,000 during the first quarter of fiscal year 1999, of which $406,000 related to severance and related charges, $76,000 of vacated leased facilities and $100,000 of certain excess operating assets. During the second quarter, the Company recorded a charge of $475,000, which related primarily to severance and related charges.

6.  Comprehensive Income

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The statement established standards for the reporting and display of comprehensive income and its components. However, the adoption of this statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which have been consistently included in stockholders' equity and excluded from net income (loss), to be included in comprehensive income
    (loss). The primary difference between net income (loss) and comprehensive income (loss) for the Company is due to currency translation adjustments. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

    During the three months ended September 30, 1998 and 1997, comprehensive loss amounted to approximately $4,916,000 and $1,049,000, respectively. During the six months ended September 30, 1998 and 1997, comprehensive loss amounted to approximately $11,007,000 and $512,000, respectively.

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

8.  Commitments and Contingencies

    On September 14, 1998, the Company was named in a patent infringement suit by KLA-Tencor Corporation ("KLA-Tencor"). KLA-Tencor alleged that their patented thin-film thickness measuring technology is being used in metrology equipment sold by the Company. KLA-Tencor is seeking damages and an injunction to stop the sale of equipment using its technology. The Company believes that its products do not infringe any of the claims of KLA-Tencor's patent and that their infringement allegations are unfounded. The Company intends to defend its position vigorously and expects to prevail in its counterclaims against KLA-Tencor.

    On October 26, 1998, the Company announced an action against KLA-Tencor for patent infringement. The suit was filed as a counterclaim in the infringement action initiated by KLA-Tencor. The suit seeks damages for patent infringement and a permanent injunction against any future infringing activity by KLA-Tencor, or by any third party working in conjunction with KLA-Tencor. The counterclaim also seeks a declaratory judgment that KLA-Tencor's patent, which the Company was alleged of infringing, is invalid and not infringed by any of the Company's devices.

    There can be no assurances, however, that the Company will prevail in any patent litigation. The Company believes that the outcome of any resultant litigation will not have a material adverse effect on the Company's financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company's expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of the Company's revenues in a particular quarter. These factors include the cyclical nature of the semiconductor industry, the timing of the receipt of orders from major customers, customer cancellations or delay of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, the Company's ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by the Company or its competition, the timing of research and development expenditures, and expenses attendant to acquisitions, strategic alliances and the future development of marketing and service capabilities.

General

The Company develops, manufactures, markets and services process control metrology systems for use in the manufacture of semiconductors. The Company's process control metrology systems are principally used to measure ion implantation and thin film deposition and removal. The Company has developed two major lines of process control metrology systems: (i) the Therma-Probe system and (ii) the Opti-Probe system. The Therma-Probe system, introduced in 1985, utilizes the Company's proprietary thermal wave technology and is the predominant nondestructive process control metrology system used to measure the critical ion implantation process on product wafers in the fabrication of semiconductors. The Opti-Probe system, introduced in 1992, significantly improved upon existing thin film metrology systems by successfully integrating different measurement technologies into one system and utilizing the Company's proprietary optical technologies. According to Dataquest, a leading industry analysis group, the Opti-Probe system captured the number one market share position in 1997.

The Company's second quarters of fiscal years 1999 and 1998 ended on October 4, 1998 and October 5, 1997, respectively. For presentation purposes, any reference herein to such periods refer to the periods ended September 30 of such fiscal year.

Results of Operations

The following table summarizes Therma-Wave's unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and six months ended September 30, 1998 and 1997 were derived from the Company's unaudited consolidated financial statements which, in the opinion of the Company, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial position and operating results for such periods.

                                              Three months ended                     Six months ended
                                                 September 30,                        September 30,
                                      --------------------------------     ---------------------------------
Statement of Operations Data:               1998               1997              1998               1997
                                      --------------     -------------     --------------     --------------
Net revenue                                    100.0%            100.0%             100.0%             100.0%
Cost of revenue                                 58.5              46.4               58.7               46.7
                                      --------------     -------------     --------------     --------------

Gross margin                                    41.5              53.6               41.3               53.3
Operating expenses:
 Research and development                       25.8              18.0               28.0               17.0
 Selling, general and administrative            29.6              23.9               30.0               20.8
 Recapitalization and other                                                             -
  non-recurring expenses                           -               3.5                                   6.9

 Expenses relating to operating cost                                                  3.5                  -
  improvements                                   3.1                 -
                                      --------------     -------------     --------------     --------------

Operating income (loss)                        (17.0)              8.2              (20.2)               8.6
 Interest expense                              (22.7)            (12.7)             (22.8)             (10.2)
 Interest income                                 1.1               0.6                1.2                0.6
 Other, net                                      0.7                 -               (0.2)                 -
                                      --------------     -------------     --------------     --------------

Loss before income taxes                       (37.9)             (3.9)             (42.0)              (1.0)
Benefit for income taxes                        (4.9)             (1.5)              (5.5)              (0.4)
                                      --------------     -------------     --------------     --------------
Net loss                                       (33.0)%            (2.4)%            (36.5)%             (0.6)%
                                      ==============     =============     ==============     ==============

Net revenues for the three months ended September 30, 1998 and 1997 were $15.2 and $28.3 million, respectively. Net revenues for the six months ended September 30, 1998 and 1997 were $30.4 and $56.5 million, respectively.
Compared to the corresponding period of fiscal 1998, net revenues decreased $13.1 million or 46.3% for the three month period ended September 30, 1998, and decreased $26.0 million or 46.1% for the six month period ended September 30, 1998. Gross margin percentages for the three months ended September 30, 1998 and 1997 were 41.5% and 53.6%, respectively. Gross margin percentages for the six months ended September 30, 1998 and 1997 were 41.3% and 53.3%, respectively. Compared to the corresponding period of fiscal 1998, the gross margin percentages decreased by 12.1 and 12.0 percentage points for the three and six month periods ended September 30, 1998, respectively. The declines in revenues and gross margin are attributed to the current downturn in the global semiconductor industry due primarily to excess DRAM capacity and a slowdown in product demand as a result of lower than expected sales of high-end personal computers and the economic conditions in the Asia Pacific region. This slowdown has caused the semiconductor industry to reduce both purchases of semiconductor manufacturing equipment and construction of new fabrication facilities.

Research and development expenses were $3.9 million and $5.1 million for the three months ended September 30, 1998 and 1997, respectively, and $8.5 million and $9.6 million for the six months ended September 30, 1998 and 1997, respectively. Compared to the corresponding period of fiscal 1998, research and development expenses decreased $1.2 million, or 22.8% for the three months ended September 30, 1998. Compared to the corresponding period of fiscal 1998, research and development expenses decreased $1.1 million, or 11.0% for the six months ended September 30, 1998. Research and development expenses relating to the new OP5000 and 300 millimeter products have decreased from prior periods as the projects near completion. Although the Company is in a current downturn, the Company believes that technical leadership is essential to its success and expects to continue to commit significant resources to research and development projects.

Selling, general and administrative expenses were $4.5 million and $6.7 million for the three months ended September 30, 1998 and 1997, respectively and $9.1 million and $11.8 million for the six months ended September 30, 1998 and 1997, respectively. Compared to the corresponding period of fiscal 1998, selling, general and administrative expenses decreased $2.2 million, or 33.3% for the three months ended September 30, 1998. Compared to the corresponding period of fiscal 1998, selling, general and administrative expenses decreased $2.6 million, or 22.4% for the six months ended September 30, 1998. The decrease in selling, general and administrative expenses is due primarily to the decrease in sales commissions and the decrease in headcount as a result of the operating cost improvement program described below.

On June 22, 1998, the Company announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with the Company's current operating environment. These efforts are in response to the continued cutbacks in capital equipment investment by semiconductor manufacturers. As a result of the implementation of this program, the Company recorded a charge of $582,000 during the first quarter of fiscal year 1999, of which $406,000 related to severance and related charges, $76,000 of vacated leased facilities and $100,000 of certain excess operating assets. During the second quarter, the Company recorded a charge of $475,000, which related primarily to severance and related charges.

Recapitalization and other non-recurring expenses for the three and six months ended September 30, 1997 were $1.0 million and $3.9 million, respectively, of non-cash charges related to the arrangements for the Company's executive officers in connection with the Recapitalization.

Interest expense for the three months ended September 30, 1998 and 1997 were $3.5 million and $3.6 million, respectively. Interest expense for the six months ended September 30, 1998 and 1997 were $6.9 million and $5.8 million, respectively. The increased interest expense from the prior fiscal year is attributed to the additional debt incurred as part of the Recapitalization.

For the three months ended September 30, 1998 and 1997, the Company recorded a benefit for income taxes of $750,000 and $428,000, respectively. For the six months ended September 30,

1998 and 1997, the Company recorded a benefit for income taxes of $1,660,000 and $229,000, respectively. The Company's tax benefit for the periods ended September 30, 1998 reflect the expected tax benefit rate of 13% for the fiscal year based upon the Company's loss carryback potential.

Net loss for the three months ended September 30, 1998 and 1997 were $5,010,000 and $671,000, respectively. Net loss for the six months ended September 30, 1998 and 1997 was $11,100,000 and $359,000, respectively. The increased loss is due to the factors described above.

Liquidity and Capital Resources

The Company's principal liquidity requirements are for working capital, consisting primarily of accounts receivable, inventories, capital expenditures and debt service. Historically, the Company has funded its operating activities principally from working capital and working capital lines of credit.

Cash flow (used in) provided by operating activities was ($3.9) million and $3.8 million for the six months ended September 30, 1998 and 1997, respectively. The decrease in cash flow from operating activities from the prior year period is mainly due to the increase in the net loss for the reasons described above.
This decrease was partially offset by a lower investment in working capital and by the prior year non-cash expenses.

Purchases of property and equipment were $0.3 million and $1.9 million for the six months ended September 30, 1998 and 1997, respectively.

In May 1997, the Company issued $115.0 million in aggregate principal amount of senior notes to finance the Recapitalization, including the repayment of notes payable and redemption of common stock.

In conjunction with the Recapitalization, the Company entered into the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Bank Credit Facility"). The Bank Credit Facility provides for borrowings of up to $30.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at (i) the Base Rate (as defined in the Bank Credit Facility) plus 1.75% or (ii) the Eurodollar Rate (as defined in the Bank Credit Facility) plus 3.00%. The Company's borrowings under the Bank Credit Facility are secured by substantially all of the Company's assets and a pledge of substantially all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of the Company's first-tier foreign subsidiaries. The Bank Credit Facility matures on May 16, 2002. During the quarter ended June 30, 1998, the Company entered into the First Amendment to the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Amended Bank Credit Facility"), to have its borrowing availability subject to a borrowing base formula, which provides a maximum revolving credit facility of $30.0 million, and to make certain necessary adjustments to the financial tests and covenants contained therein in light of current market conditions. The

Company may borrow amounts under the Amended Bank Credit Facility to finance its working capital requirements and other general corporate purposes. The Amended Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing. At September 30, 1998, there was $3.5 million of an outstanding letter of credit and unused borrowing capacity under the Amended Bank Credit Facility of $21.9 million.

The Company's principal sources of funds are cash on hand ($16.1 million as of September 30, 1998) and borrowings available under the Amended Bank Credit Facility. The Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, as well as to provide funds for the Company's working capital needs, capital expenditures and other needs. No assurance can be given, however, that this will be the case. Depending upon its profitability, the Company may require additional equity or debt financing to meet its working capital requirements or to fund its research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company. The Company's future operating performance and ability to service or refinance the senior notes and to repay, extend or refinance the Amended Bank Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

Factors that May Affect Results

Current Slowdown and Volatility in the Semiconductor Equipment Industry

The Company's business depends and will depend in the future upon the capital equipment expenditures of semiconductor manufacturers, which, in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In addition, the Company's business depends upon the new construction of semiconductor fabrication facilities and, as to existing fabrication facilities, enhancements to improve yields. The semiconductor industry has been cyclical in nature and historically has experienced periodic downturns. The semiconductor industry is presently experiencing a downturn due primarily to excess DRAM capacity and a slowdown in product demand as a result of lower than expected sales of high-end personal computers and the economic conditions in the Asia Pacific region. This slowdown has caused the semiconductor industry to reduce both purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. These conditions have adversely affected the Company's results of operations for the first half of Fiscal 1999, and bookings, revenues and operating results will continue to be adversely affected as long as the current downturn in the semiconductor industry continues. Even during periods of reduced revenues, in order to remain competitive, the Company will be required to invest in research and development and to maintain extensive ongoing worldwide customer service and support capability, which could adversely affect its financial results.

Global Market Risks

Because a significant portion of the Company's revenue is from sales outside the United States, the Company's results can be significantly affected by weak economic conditions in the foreign markets in which the Company distributes its products. Companies in the Asia Pacific region, including Japan, Korea and Taiwan which accounts for a significant portion of the Company's business in that region, have continued to experience weaknesses in their currency, banking and equity markets. These weaknesses are currently affecting demand for the Company's products. The Company expects these conditions will continue to impact its results of operations for at least the next two quarters.

Year 2000

Many computer systems used by the Company and its suppliers may not properly recognize a date using "00" as the Year 2000. This could result in system/program failure or logic errors that would disrupt normal business activities. The Company has established a formal project with a project office and project team to address this issue and achieve Year 2000 (Y2K) readiness.

The project is focused on four key readiness areas: 1) Internal Infrastructure Readiness, addressing internal hardware and software, and non-information technology systems; 2) Supplier Readiness, addressing the preparedness of those suppliers providing material incorporated into the Company's products; 3) Product Readiness, addressing product functionality; and 4) Customer Readiness, addressing customer support and transactional activity.

For each readiness area, the Company is systematically performing a global risk assessment, conducting testing and remediation (renovation and implementation), developing contingency plans to mitigate unknown risk, and communication with employees, suppliers, customers and other third party business partners to raise awareness of the Year 2000 problem.

Internal Infrastructure Readiness Program. The Company is conducting an assessment of internal applications and computer hardware. Some software applications have been made Year 2000 compliant, and resources have been assigned to address other applications based on their criticality and the time required to make them Year 2000 compliant. All software remediation is scheduled to be completed no later than March 1999. The Year 2000 compliance evaluation of hardware, including network fabric, telecommunications equipment, workstations and other items is nearing completion.

In addition to applications and information technology hardware, the Company is testing and developing remediation plans for facilities and other operations.

Supplier Readiness Program. This program focuses on minimizing the risks associated with suppliers in two areas: 1) a supplier's business capability to continue providing products and services; and, 2) a supplier's product integrity. The Company has identified and contacted key suppliers based on their relative risks in these two areas. To date, the Company has received responses, most of which indicate that the suppliers are in the process of developing remediation plans, from the majority of its key suppliers. Based on the Company's assessment of each supplier's progress to adequately address the Year 2000 issue, the Company will develop a supplier action list and contingency plans.

Product Readiness Program. This program focuses on identifying and resolving Year 2000 issues existing in the Company's products. The program encompasses a number of activities including testing, evaluation, engineering, and manufacturing implementation. The Company has adopted the Sematech Year 2000 Readiness Testing Scenarios as the baseline for product testing. Customers are being notified of known risk areas and proposed remediation plans. The Company plans to make Year 2000 retrofits available to customers during the third quarter of fiscal year 1999. A contingency team will be available to assist customers experiencing difficulties with the Company's products.

Customer Readiness Program. This program is focused on customer support, including the coordination of retrofit activity, and developing contingency plans where appropriate, as well as the ability of the Company's customers to continue to conduct business with the Company. This program is in the process of being developed.

The Company estimates that total Year 2000 costs will not be material to the Company, with the majority of costs to be incurred during the next five fiscal quarters. The Company is continuing its assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

Since the programs described in this section are ongoing, all potential Year 2000 complications have not yet been identified. Therefore, the potential impact of these complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company or its suppliers, product integrity of products provided to the Company by suppliers, or the software applications or hardware used in systems manufactured or sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial condition could be materially affected.

Part II. Other Information

Item 1. Legal Proceedings

  On September 14, 1998, the Company was named in a patent infringement suit by KLA-Tencor Corporation ("KLA-Tencor"). KLA-Tencor alleged that KLA-Tencor patented thin-film thickness measuring technology is being used in metrology equipment sold by the Company. KLA-Tencor is seeking damages and an injunction to stop the sale of equipment using its technology. The Company believes that the Company's products do not infringe any of the claims of KLA-Tencor's patent and that their infringement allegations are unfounded. The Company intends to defend its position vigorously and expects to prevail in its counterclaims against KLA-Tencor.

  On October 26, 1998, the Company announced an action against KLA-Tencor for patent infringement. The suit was filed as a counterclaim in the infringement action initiated by KLA-Tencor described above. The suit seeks damages for patent infringement and a permanent injunction against any future infringing activity by KLA-Tencor, or by any third party working in conjunction with KLA-Tencor. The counterclaim also seeks a declaratory judgment that KLA-Tencor's patent, which the Company was alleged of infringing, is invalid and not infringed by any of the Company's devices.

  There can be no assurances, however, that the Company will prevail in any patent litigation. The Company believes that the outcome of any resultant litigation will not have a material adverse effect on the Company's financial condition.

Item 2. Changes in Securities and Use of Proceeds

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

       (a)   Exhibits

       Exhibit
       Number   Description
       ------   -----------

        3.1     Restated Certificate of Incorporation of Therma-Wave, Inc. (1)
        3.2     Amended and Restated By-Laws of Therma-Wave, Inc. (1)
       10.1 First Amendment to the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust
                 Company, as Agent (2)
       27.1     Financial Data Schedule

    _______
        (1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-29871)
        (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended July 5, 1998

       (b)  Reports on Form 8-K

       The Company filed a report on Form 8-K on July 22, 1998 and an amendment on Form 8-K/A on July 27, 1998 to record the change in certifying accountants.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMA-WAVE, INC.
                                 (Registrant)



                              /s/ L. RAY CHRISTIE
                       --------------------------------

                                L. RAY CHRISTIE
                            Chief Financial Officer
              (as Registrant and as Principal Accounting Officer)

                               November 16, 1998