Form 10-Q
period 1999-01-03
THERMA WAVE INC
filed 1999-02-12
CIK 828119

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


(Mark one)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934
   For the period ended January 3, 1999 OR

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


                                Yes  X    No
                                    ---      ---

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:


              Class                         Outstanding as of January 31, 1999
-------------------------------------------------------------------------------
  Class A Common stock, $.01 par value                    9,073,532
  Class B Common stock, $.01 par value                    1,118,092
  Class L Common stock, $.01 par value                    1,008,170

                               THERMA-WAVE, INC.
                                   FORM 10-Q

                                     INDEX


Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets
          December 31, 1998 and March 31, 1998                                3

        Condensed Consolidated Statements of Operations
          Three and nine months ended December 31, 1998 and 1997              4

        Condensed Consolidated Statements of Cash Flows
          Nine months ended December 31, 1998 and 1997                        5

        Notes to Unaudited Condensed Consolidated Financial Statements        6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        11

Part II. Other Information

Item 1. Legal Proceedings                                                    18

Item 2. Changes in Securities and Use of Proceeds                            18

Item 3. Defaults upon Senior Securities                                      18

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    18

Item 6. Exhibits and Reports on Form 8-K                                     19

Signatures                                                                   20

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements


                               THERMA-WAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                                        December 31,                 March 31,
                                                                            1998                       1998
                                                                  ---------------------       --------------------
                              ASSETS

Current assets:
 Cash and cash equivalents                                                    $  12,648                   $ 20,422
 Accounts receivable, net                                                        15,453                     22,098
 Inventories                                                                     18,453                     21,292
 Other current assets                                                             8,054                      7,938
                                                                  ---------------------       --------------------
           Total current assets                                                  54,608                     71,750

 Property and equipment, net                                                      4,636                      6,241
 Deferred financing costs, net                                                    8,752                      9,956
 Other assets                                                                     1,934                      1,815
                                                                  ---------------------       --------------------
           Total assets                                                       $  69,930                   $ 89,762
                                                                  =====================       ====================

           LIABILITIES AND STOCKHOLDERS' EQUITY
                 (NET CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable                                                             $   2,986                   $  4,019
 Other current liabilities                                                       18,820                     24,383
                                                                  ---------------------       --------------------
           Total current liabilities                                             21,806                     28,402
 Long term debt                                                                 115,000                    115,000
 Other liabilities                                                                2,263                      2,835
                                                                  ---------------------       --------------------
           Total liabilities                                                    139,069                    146,237

Commitments and contingencies

Mandatorily redeemable preferred stock                                           15,139                     14,515

Stockholders' equity (net capital deficiency)
 Common stock - Class A                                                              91                         91
 Common stock - Class B                                                              11                         13
 Common stock - Class L                                                              10                         10
 Additional paid-in capital                                                      21,324                     21,363
 Notes receivable from stockholders                                                (241)                      (288)
 Accumulated deficit                                                           (104,429)                   (90,424)
 Currency translation adjustment                                                 (1,044)                    (1,755)
                                                                  ---------------------       --------------------
            Total stockholders' equity (net capital deficiency)                 (84,278)                   (70,990)
                                                                  ---------------------       --------------------
            Total liabilities and stockholders' equity (net
             capital deficiency)                                              $  69,930                   $ 89,762
                                                                  =====================       ====================

    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)

                                           Three months ended                     Nine months ended
                                               December 31,                           December 31,
                                    ---------------------------------     ----------------------------------
                                          1998               1997               1998                1997
                                    --------------     --------------     --------------      --------------
Net revenue                                $17,161            $29,664           $ 47,603             $86,155
Cost of revenue                              8,957             14,573             26,819              40,974
                                    --------------     --------------     --------------      --------------
Gross margin                                 8,204             15,091             20,784              45,181

Operating expenses:
 Research and development                    3,095              5,103             11,617              14,677
 Selling, general and administrative         4,501              6,520             13,634              18,294
 Recapitalization and other
  non-recurring expenses                         -                300                  -               4,188
 Expenses relating to operating
  cost improvements                              -                  -              1,057                   -
                                    --------------     --------------     --------------      --------------
        Total operating expenses             7,596             11,923             26,308              37,159
                                    --------------     --------------     --------------      --------------

Operating income (loss)                        608              3,168             (5,524)              8,022

Other income (expense):
 Interest expense                           (3,542)            (3,581)           (10,491)             (9,362)
 Interest income                               141                208                518                 548
 Other, net                                    171               (100)               115                (101)
                                    --------------     --------------     --------------      --------------
                                            (3,230)            (3,473)            (9,858)             (8,915)
                                    --------------     --------------     --------------      --------------
Loss before income taxes                    (2,622)              (305)           (15,382)               (893)
Benefit for income taxes                      (341)              (119)            (2,001)               (347)
                                    --------------     --------------     --------------      --------------
Net loss                                    (2,281)              (186)           (13,381)               (546)

Accretion of preferred stock
 dividend                                      208                208                624                 532
                                    --------------     --------------     --------------      --------------
Net loss available to common
 stockholders                              $(2,489)           $  (394)          $(14,005)            $(1,078)
                                    ==============     ==============     ==============      ==============



    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                Nine months ended
                                                                                  December 31,
                                                                 --------------------------------------------
                                                                          1998                     1997
                                                                 -------------------      -------------------
Operating activities:
  Net loss                                                                  $(13,381)                $   (546)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                               3,422                    2,581
   Amortization of deferred financing costs                                    1,204                      989
   Non-cash recapitalization and related expenses                                  -                    3,888
   Non-cash expenses relating to operating cost improvements                     100                        -
   Loss on disposal of property and equipment                                      -                      400
   Changes in assets and liabilities:
     Accounts receivable                                                       6,645                   (2,542)
     Inventories                                                               1,629                   (3,928)
     Other assets                                                                (90)                  (1,642)
     Other liabilities                                                        (7,184)                   4,142
                                                                 -------------------      -------------------
      Net cash (used in) provided by operating activities                     (7,655)                   3,342

Investing activities:
  Purchases of property and equipment                                           (323)                  (2,634)
  Other                                                                         (428)                  (1,059)
                                                                 -------------------      -------------------
      Net cash used in investing activities                                     (751)                  (3,693)

Financing activities:
  Issuance of Senior Notes                                                         -                  115,000
  Repayment of notes payable                                                       -                  (26,934)
  Redemption of common stock                                                       -                  (96,900)
  Proceeds from issuance of common stock                                           7                   20,169
  Deferred financing costs                                                         -                  (11,212)
  Other                                                                          (86)                      (3)
                                                                 -------------------      -------------------
      Net cash provided by (used in) financing activities                        (79)                     120
                                                                 -------------------      -------------------
 Effect of exchange rate changes on cash                                         711                     (683)
                                                                 -------------------      -------------------
 Net decrease in cash and cash equivalents                                    (7,774)                    (914)
                                                                 -------------------      -------------------
 Cash and cash equivalents at beginning of period                             20,422                   16,741
                                                                 -------------------      -------------------
 Cash and cash equivalents at end of period                                 $ 12,648                 $ 15,827
                                                                 ===================      ===================

 Supplementary disclosures:
  Cash paid for interest                                                    $ 12,407                 $  6,495
                                                                 ===================      ===================
  Cash paid for taxes                                                       $    293                 $  2,825
                                                                 ===================      ===================


    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries (collectively "Therma-Wave" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 1998, the operating results for the three and nine months ended December 31, 1998 and 1997 and the cash flows for the nine months ended December 31, 1998 and 1997. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 1998.

    The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on April 4, 1999.

    The third fiscal quarters of 1999 and 1998 and the fiscal year 1998 ended on January 3, 1999, January 4, 1998 and April 5, 1998, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the month.

    In accordance with generally accepted accounting principles, earnings per share information is not presented since the Company does not have publicly held common stock.

2.  Inventories

    Inventories are summarized as follows (in thousands):

                               December 31, 1998              March 31, 1998
                         --------------------------    -------------------------

Purchased materials                         $ 8,338                      $ 9,958
Systems in process                            4,718                        7,146
Finished systems                              5,397                        4,188
                         --------------------------    -------------------------
                                            $18,453                      $21,292
                         ==========================    =========================

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

4.  Financing Arrangements

    The $115.0 million of senior notes ("Notes") issued to finance the Recapitalization are senior unsecured obligations of the Company and will mature on May 15, 2004. Interest on the Notes accrue at the rate of 10.625% per annum and is payable semiannually in cash on each May 15 and November 15, commencing on November 15, 1997, to registered holders at the close of business on May 1 and November 1, respectively, immediately preceding the applicable interest payment date. The Notes are not entitled to the benefit of any mandatory sinking fund and are redeemable at the Company's option in whole at any time or in part from time to time, on and after May 15, 2001, upon not less than 30 nor more than 60 days notice, at specified redemption prices. At any time, or from time to time, on or prior to May 15, 2000, the Company may, at its option, use the net cash proceeds of one or more equity offerings to redeem up to 40% of the aggregate principal amount of Notes originally issued at a redemption price equal to 110.625% of the principal amount thereof plus accrued and unpaid interest.

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

    In conjunction with the Recapitalization, the Company entered into the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Bank Credit Facility"), which provided for a revolving credit facility of $30.0 million. During the quarter ended June 30, 1998, the Company entered into the First Amendment to the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Amended Bank Credit Facility"), to have its borrowing availability subject to a borrowing base formula, which provides a maximum revolving credit facility of $30.0 million, and to make certain necessary adjustments to the financial tests and covenants contained therein in light of current market conditions. The Company may borrow amounts under the Amended Bank Credit Facility to finance its working capital requirements and other general corporate purposes. The Amended Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing. At December 31, 1998, there was $3.5 million of an outstanding letter of credit and unused borrowing capacity under the Amended Bank Credit Facility of $21.7 million.

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

6.  Comprehensive Income

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The statement established standards for the reporting and display of comprehensive income and its components. However, the adoption of this statement had no impact on the Company's net income (loss) or stockholders' equity (net capital deficiency). SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which have been consistently included in stockholders' equity (net capital deficiency) and excluded from net income (loss), to be included in comprehensive income (loss). The primary difference between net income (loss) and comprehensive income (loss) for the Company is due to currency translation adjustments. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

    During the three months ended December 31, 1998 and 1997, comprehensive loss amounted to approximately $1,663,000 and $716,000, respectively. During the nine months ended December 31, 1998 and 1997, comprehensive loss amounted to approximately $12,670,000 and $1,229,000, respectively.

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

The Company's third quarters of fiscal years 1999 and 1998 ended on January 3, 1999 and January 4, 1998, respectively. For presentation purposes, any reference herein to such periods refer to the periods ended December 31 of such fiscal year.

Results of Operations

The following table summarizes Therma-Wave's unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and nine months ended December 31, 1998 and 1997 were derived from the Company's unaudited consolidated financial statements which, in the opinion of the Company, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial position and operating results for such periods.

                                              Three months ended                    Nine months ended
                                                 December 31,                          December 31,
                                      --------------------------------     ---------------------------------
Statement of Operations Data:              1998               1997              1998               1997
                                      --------------     -------------     --------------     --------------

Net revenue                                    100.0%            100.0%             100.0%             100.0%
Cost of revenue                                 52.2              49.1               56.3               47.6
                                      --------------     -------------     --------------     --------------
Gross margin                                    47.8              50.9               43.7               52.4
Operating expenses:
 Research and development                       18.1              17.2               24.4               17.0
 Selling, general and administrative            26.2              22.0               28.6               21.2
 Recapitalization and other
  non-recurring expenses                           -               1.0                  -                4.9
 Expenses relating to operating cost
  improvements                                     -                 -                2.2                  -
                                      --------------     -------------     --------------     --------------
Operating income (loss)                          3.5              10.7              (11.5)               9.3
 Interest expense                              (20.6)            (12.1)             (22.0)             (10.8)
 Interest income                                 0.8               0.7                1.1                0.6
 Other, net                                      1.0              (0.3)               0.2               (0.1)
                                      --------------     -------------     --------------     --------------
Loss before income taxes                       (15.3)             (1.0)             (32.2)              (1.0)
Benefit for income taxes                        (2.0)             (0.4)              (4.2)              (0.4)
                                      --------------     -------------     --------------     --------------
Net loss                                      (13.3)%            (0.6)%            (28.0)%             (0.6)%
                                      ==============     =============     ==============     ==============

Net revenues for the three months ended December 31, 1998 and 1997 were $17.2 and $29.7 million, respectively. Net revenues for the nine months ended December 31, 1998 and 1997 were $47.6 and $86.2 million, respectively. Compared to the corresponding period of fiscal 1998, net revenues decreased $12.5 million or 42.1% for the three month period ended December 31, 1998, and decreased $38.6 million or 44.7% for the nine month period ended December 31, 1998. Gross margin percentages for the three months ended December 31, 1998 and 1997 were 47.8% and 50.9%, respectively. Gross margin percentages for the nine months ended December 31, 1998 and 1997 were 43.7% and 52.4%, respectively. Compared to the corresponding period of fiscal 1998, the gross margin percentages decreased by
3.1 and 8.7 percentage points for the three and nine month periods ended December 31, 1998, respectively. The declines in revenues and gross margin are attributed to the current downturn in the global semiconductor industry due primarily to excess DRAM capacity and a slowdown in product demand as a result of lower than expected sales of high-end personal computers and the economic conditions in the Asia Pacific region. This slowdown has caused the semiconductor industry to reduce both purchases of semiconductor manufacturing equipment and construction of new fabrication facilities.

Research and development expenses were $3.1 million and $5.1 million for the three months ended December 31, 1998 and 1997, respectively, and $11.6 million and $14.7 million for the nine months ended December 31, 1998 and 1997, respectively. Compared to the corresponding period of fiscal 1998, research and development expenses decreased $2.0 million, or 39.3% for the three months ended December 31, 1998. Compared to the corresponding period of fiscal 1998, research and development expenses decreased $3.1 million, or 20.8% for the nine months ended December 31, 1998. Research and development expenses relating to the new OP5000 and 300 millimeter products have decreased from prior periods as the projects near completion. Although the Company is in a current downturn, the Company believes that technical leadership is essential to its success and expects to continue to commit significant resources to research and development projects.

Selling, general and administrative expenses were $4.5 million and $6.5 million for the three months ended December 31, 1998 and 1997, respectively and $13.6 million and $18.3 million for the nine months ended December 31, 1998 and 1997, respectively. Compared to the corresponding period of fiscal 1998, selling, general and administrative expenses decreased $2.0 million, or 31.0% for the three months ended December 31, 1998. Compared to the corresponding period of fiscal 1998, selling, general and administrative expenses decreased $4.7 million, or 25.5% for the nine months ended December 31, 1998. The decrease in selling, general and administrative expenses is due primarily to the decrease in sales commissions and the decrease in headcount as a result of the operating cost improvement program described below.

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

Recapitalization and other non-recurring expenses for the three and nine months ended December 31, 1997 were $0.3 million and $4.2 million, respectively, consisted mainly of non-cash charges related to the arrangements for the Company's executive officers in connection with the Recapitalization.

Interest expense for the three months ended December 31, 1998 and 1997 were $3.5 million and $3.6 million, respectively. Interest expense for the nine months ended December 31, 1998 and 1997 were $10.5 million and $9.4 million, respectively. The increased interest expense from the prior fiscal year is attributed to the additional debt incurred as part of the Recapitalization.

For the three months ended December 31, 1998 and 1997, the Company recorded a benefit for income taxes of $341,000 and $119,000, respectively. For the nine months ended December 31, 1998 and 1997, the Company recorded a benefit for income taxes of $2,001,000 and $347,000, respectively. The Company's tax benefit for the periods ended December 31, 1998 reflect the expected tax benefit rate of 13% for the fiscal year based upon the Company's loss carryback potential.

Net loss for the three months ended December 31, 1998 and 1997 were $2,281,000 and $186,000, respectively. Net loss for the nine months ended December 31, 1998 and 1997 was $13,381,000 and $546,000, respectively. The increased loss is due to the factors described above.

Liquidity and Capital Resources

The Company's principal liquidity requirements are for working capital, consisting primarily of accounts receivable, inventories, capital expenditures and debt service. Historically, the Company has funded its operating activities principally from working capital and working capital lines of credit.

Cash flow (used in) provided by operating activities was ($7.7) million and $3.3 million for the nine months ended December 31, 1998 and 1997, respectively. The decrease in cash flow from operating activities from the prior year period is mainly due to the increase in the net loss for the reasons described above.
This decrease was partially offset by a lower investment in working capital and by the prior year non-cash expenses.

Purchases of property and equipment were $0.3 million and $2.6 million for the nine months ended December 31, 1998 and 1997, respectively.

In May 1997, the Company issued $115.0 million in aggregate principal amount of senior notes to finance the Recapitalization, including the repayment of notes payable and redemption of common stock.

In conjunction with the Recapitalization, the Company entered into the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Bank Credit Facility"). The Bank Credit Facility provides for borrowings of up to $30.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at (i) the Base Rate (as defined in the Bank Credit Facility) plus 1.75% or (ii) the Eurodollar Rate (as defined in the Bank Credit Facility) plus 3.00%. The Company's borrowings under the Bank Credit Facility are secured by substantially all of the Company's assets and a pledge of substantially all of the capital stock of the Company's domestic subsidiaries and 65% of the capital stock of the Company's first-tier foreign subsidiaries. The Bank Credit Facility matures on May 16, 2002. During the quarter ended June 30, 1998, the Company entered into the First Amendment to the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Amended Bank Credit Facility"), to have its borrowing availability subject to a borrowing base formula, which provides a maximum revolving credit facility of $30.0 million, and to make certain necessary adjustments to the financial tests and covenants contained therein in light of current market conditions. The Company may borrow amounts under the Amended Bank Credit Facility to finance its working capital requirements and other general corporate purposes. The Amended Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing. At December 31, 1998, there was $3.5 million of an outstanding letter of credit and unused borrowing capacity under the Amended Bank Credit Facility of $21.7 million.

The Company's principal sources of funds are cash on hand ($12.6 million as of December 31, 1998) and borrowings available under the Amended Bank Credit Facility. The Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, as well as to provide funds for the Company's working capital needs, capital expenditures and other needs. No assurance can be given, however, that this will be the case. Depending upon its profitability, the Company may require additional equity or debt financing to meet its working capital requirements or to fund its research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company. The Company's future operating performance and ability to service or refinance the senior notes and to repay, extend or refinance the Amended Bank Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

Factors that May Affect Results

Current Slowdown and Volatility in the Semiconductor Equipment Industry

The Company's business depends and will depend in the future upon the capital equipment expenditures of semiconductor manufacturers, which, in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In addition, the Company's business depends upon the new construction of semiconductor fabrication facilities and, as to existing fabrication facilities, enhancements to improve yields. The semiconductor industry has been cyclical in nature and historically has experienced periodic downturns. The semiconductor industry is presently experiencing a downturn due primarily to excess DRAM capacity and a slowdown in product demand as a result of lower than expected sales of high-end personal computers and the economic conditions in the Asia Pacific region. This slowdown has caused the semiconductor industry to reduce both purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. These conditions have adversely affected the Company's results of operations for the first three quarters of Fiscal 1999, and bookings, revenues and operating results will continue to be adversely affected as long as the current downturn in the semiconductor industry continues. Even during periods of reduced revenues, in order to remain competitive, the Company will be required to invest in research and development and to maintain extensive ongoing worldwide customer service and support capability, which could adversely affect its financial results.

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

      ________
         (1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-29871).


      (b)        Reports on Form 8-K

      The Company did not file any reports on Form 8-K for the quarter ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMA-WAVE, INC.
                                 (Registrant)



                              /s/ L. RAY CHRISTIE
                     -------------------------------------
                                L. RAY CHRISTIE
                            Chief Financial Officer
              (as Registrant and as Principal Accounting Officer)

                               February 11, 1999