Form 10-K405
period 1999-04-05
THERMA WAVE INC
filed 1999-06-30
CIK 828119

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 5, 1999

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                       Commission file number: 333-29871

                               THERMA-WAVE, INC.
            (Exact name of Registrant as specified in its charter)

                   DELAWARE                                              94-3000561
State or other jurisdiction of incorporation or             I.R.S. Employer Identification Number
                 organization
               1250 Reliance Way
              Fremont, California                                           94539
    Address of principal executive offices                                Zip Code

                                (510) 490-3663
              Registrant's telephone number, including area code

     Securities registered pursuant to Section 12(b) and 12(g) of the Act:

     Title of Each Class               Name of each Exchange on which Registered
             N/A                                          N/A

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ] No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

     As of May 30, 1999, the Registrant had 9,073,532 shares of Class A Common Stock, 1,118,772 shares of Class B Common Stock and 1,008,170 shares of Class L Common Stock outstanding.

                                   FORM 10-K
                               THERMA-WAVE, INC.
                               TABLE OF CONTENTS

Part I
     Item 1.   Business                                                                   3
     Item 2.   Properties                                                                14
     Item 3.   Legal Proceedings                                                         15
     Item 4.   Submission of Matters to a Vote of Security Holders                       16

Part II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters     17
     Item 6.   Selected Historical Financial Data                                        17
     Item 7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     19
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                30
     Item 8.   Financial Statements and Supplemental Data                                30
     Item 9.   Changes in and Disagreements with Accountants and Financial Disclosure    30

Part III

     Item 10.  Executive Officers, Directors And Key Employees                           32
     Item 11.  Compensation of Executive Officers                                        35
     Item 12.  Security Ownership of Certain Beneficial Owners and Management            41
     Item 13.  Certain Relationships and Related Transactions                            42
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K           50
     Schedule II - Valuation and Qualifying Accounts                                     73
     Signatures                                                                          74

                                    PART I


ITEM 1. BUSINESS

     Market data used throughout this Form 10-K were obtained from internal surveys and from industry publications, including a report generated by Dataquest. This industry publication generally indicates that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. We have not independently verified such market data. This publication was not commissioned by, or prepared at the request of, us or any of our affiliates. Similarly, internal surveys, while believed to be reliable, have not been verified by any independent source. Our belief as to our share of both the ion implantation market generally and the non-destructive implantation market specifically derives from internal estimates of the size of such market and internal records as to our sales in such market. Our belief as to our share of the thin film measurement market is derived from industry data as to the size of such market and internal records as to our sales in such market.

Overview

     We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to help enable semiconductor manufacturers to reduce the size of the circuit patterns or features imprinted on the semiconductor, increase the size of the raw silicon wafer from which semiconductors are manufactured, increase their equipment productivity and improve the performance of the semiconductor device. Our current product families, the Therma-Probe and Opti-Probe, use proprietary and patented technology to provide precise, non-contact, non-destructive measurement of two of the most critical and pervasive process steps in semiconductor manufacturing:

     . ion implantation--implanting ions, usually boron, phosphorus or arsenic, into selected areas of the silicon wafer to alter its electrical properties; and

     . thin film deposition and removal--depositing and removing layers of conductive or insulating films from the silicon wafer in order to give the semiconductor the desired performance characteristics.


Industry Background

     The demand for semiconductors has continually increased as the use of semiconductors has expanded beyond personal computers and computer systems to a wide array of additional applications, including telecommunications and data communications systems, automotive systems, consumer electronics, medical products and household appliances. Additionally, the Internet has stimulated the need for more high performance semiconductor devices. As a result, semiconductors have become more complex, requiring:

     . decreases in feature line width, for example, from .25 microns to .18 microns;

     .  as many as 500 process steps; and

     .  an increase in the number of metal layers.

Additionally, the life cycle for these devices has compressed from four years in the early 1990s to approximately two years today. The increase in device complexity and reduction in product life cycles have led to a more costly and complex manufacturing process. At the same time, semiconductor manufacturers have continued to face significant price pressure due to competitive conditions in the industry. These factors have led semiconductor manufacturers to intensify efforts to improve fab productivity, including the increased use of process control metrology. Despite periodic downturns as a result of the cyclicality of the semiconductor device industry, from 1992 to 1998, Dataquest reports that sales of process control metrology systems and instruments have increased at a compound annual growth rate of 20.8% to approximately $1.8 billion in 1998 and are expected to increase at a compound annual growth rate of 22.9% to approximately $4.1 billion in 2002.

     Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to reduce costs and improve device performance. Historically, semiconductor manufacturers have achieved an approximate 25% to 30% annual reduction in cost per chip function through productivity improvements including reduced feature size, increased wafer size and increased equipment productivity. Although increasing wafer size and yields will continue to be sources of productivity gains by semiconductor manufacturers, increasingly, we believe, gains will come from reduced feature size and non-yield manufacturing productivity enhancements, including increased equipment uptime, reduced manufacturing space requirements, reduced use of wafers for testing purposes and lower tool maintenance costs. According to Sematech, a consortium of integrated circuit manufacturers that provides research, analysis and guidelines to equipment suppliers to the semiconductor industry, as summarized in the following table, the greatest potential for future productivity gains are expected to come primarily from gains in equipment productivity and continuing reduction of feature sizes:


                        Key Drivers of Fab Productivity*

               Factor                                 1980    Present          Future
               ------                                 ----    -------          ------
               Reduced feature sizes.................           12-14%               12-14%

               Increased wafer sizes.................    8%         4%         less than 2%

               Improved yields.......................    5%         2%         less than 1%

               Other gains in equipment productivity.    3%      7-10%     more than 10-13%

               * Percentages reflect the annual reduction in the cost per chip function.
               Source: Sematech


The Therma-Wave Solution

     We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems used in the manufacture of semiconductors. Our patented solutions help enable semiconductor manufacturers to reduce feature size, increase wafer size, increase equipment productivity and improve device performance by providing non-contact, non-destructive, enabling technologies extendable over multiple process generations. We believe that our technological capabilities, proven track record in process control metrology systems and our Fab Productivity Enhancement(TM) initiatives will allow us to continue to provide industry-leading fab productivity solutions for semiconductor manufacturers.


Current Industry Leading Metrology Solutions

     We have successfully developed Fab Productivity Enhancement(TM) metrology solutions for two critical and pervasive process steps in semiconductor manufacturing: ion implantation and thin film deposition and removal.

Ion Implant Metrology

     A key process step in the fabrication of semiconductor devices is the implantation of ions, usually boron, phosphorous or arsenic, into selective areas of the silicon wafer to alter its electrical properties. Control of the accuracy and uniformity of the ion implant dose is critical to device performance and yield. Ion implantation is generally performed several times during the early phases of the fabrication cycle. As a result, there is typically a time lag of several weeks between these implant steps and the first electrical measurements that indicate whether the ion implantation process was properly executed. Failure to identify improper ion implantation can be extremely costly to a semiconductor manufacturer if the fabrication cycle is permitted to continue. To test on a more timely basis whether the ion implantation was properly executed, semiconductor manufacturers historically used a four-point probe to perform test wafer monitoring (i.e., testing a non-production blank wafer that has no devices on it), which measured electrical resistance and required physical contact between the probe and the silicon wafer surface. As a result of the high probability of contamination of the silicon wafer from contact with the probe, this procedure was only used on a limited number of test wafers. As compared to test wafer monitoring, product wafer monitoring using our Therma-Probe systems decreases manufacturing costs by reducing the need for test wafers and shortening the cycle time between the implant and monitoring steps. In addition, our systems detect implant processing problems inherent in product wafers that are often missed when utilizing test wafer monitoring alone.

     Therma-Probe Product Family. Therma-Probe systems are the predominant non-destructive process control metrology system used to measure the critical ion implantation process in the fabrication of semiconductors. The Therma-Probe systems employ proprietary thermal wave technology which uses highly focused but low power laser beams to generate and detect thermal wave signals in the silicon wafer. Proprietary software correlates the signals to the ion implant dose. Unlike previous ion implant metrology systems, the Therma-Probe systems utilize a totally non-contact, non-damaging technology and thus can be used to monitor product wafers immediately after the ion implantation process. These features have been integrated into an easy-to-use and reliable package with automated wafer handling and statistical data processing. Since their introduction, we believe the Therma-Probe systems have captured over 50% of the market for ion implant measurement in general and over 95% of the market for non-destructive ion implantation measurement of product wafers.


Thin Film Measurement

     The majority of the 100 to 500 process steps required to fabricate semiconductors on a silicon wafer involve the deposition and removal of a variety of insulating and conducting thin films. Thin film metrology measures the thickness and material properties of these thin films and, because it is used to measure a large number of process steps, is one of the most important metrology systems utilized at semiconductor fabrication facilities. The most widely used technologies to measure the thickness and properties of thin films have historically been reflection spectrometry and ellipsometry. Reflection spectrometers obtain an optical spectrum as a function of wavelength for light reflected from the surface of a wafer. This spectrum is then analyzed with appropriate algorithms to obtain film thickness and, in some cases, other properties of the film. In ellipsometry, the change of polarization of the reflected light is measured. The polarization change is analyzed with appropriate algorithms to obtain film thickness, and, in some cases, other properties of the film.

     Increasingly, these systems have been unable to meet the process control metrology demands of the semiconductor industry. For example, the industry is rapidly moving toward measuring product wafers rather than test wafers, both because of the inability to adequately control the manufacturing process using test wafers alone, and the costs associated with the processing of non-productive test wafers. Measurements on product wafers, however, must be performed in small areas, and both spectrometers and ellipsometers generally require fairly large measurement areas. Additionally, increasing demands for improved precision and repeatability require the ability to measure thicknesses that range from extremely thin films, which generally measure below 20 angstroms, to films that are hundreds of thousands times thicker. An angstrom is equal to one hundred millionth of a centimeter. Reflection spectrometers are most suitable for measuring thicker films, whereas ellipsometers are most suitable for measuring very thin films. Thus, neither system alone is capable of accurate and reliable measurements over the full range of film thicknesses. Further, the industry is now using film stacks composed of several layers of different films and many films whose optical properties are functions of the actual deposition conditions. Generally, spectrometers and ellipsometers alone generate insufficient data to simultaneously determine the thicknesses and properties of these film stacks and new films with the precision that semiconductor manufacturers require. Reflection spectrometers and most ellipsometers have very limited capabilities for such simultaneous measurements of both thickness and optical parameters.

     Opti-Probe Product Family. Opti-Probe systems significantly improve upon existing thin film metrology systems by successfully integrating up to five distinct film measurement technologies, three of which are patented by Therma-Wave. By combining the measured data from these multiple technologies and correlating it by using our proprietary software, Opti-Probe systems provide increased measurement capability, speed and productivity on both test and product wafers. These techniques of combining optical measurement technologies and correlating the results have also been patented by Therma-Wave. We believe Opti-Probe systems have captured over 30% of the thin film measurement market.


New Initiatives to Further Fab Productivity Enhancement(TM)

     We believe our process control metrology tools have already significantly improved fab productivity. We believe our technological capabilities will enable semiconductor manufacturers to address a broader range of issues that impact fab productivity. We expect new product developments to come from combining separate metrology systems into one tool, implementing in-situ systems to improve the direct control of process equipment and to provide real-time measurement of product wafers, and networking these systems together.

     In light of the industry's drive to reduce costs and improve productivity, we believe combination products will be of considerable benefit to semiconductor manufacturers. We believe that combination metrology tools will significantly reduce capital expenditure requirements, floorplan footprint, wafer handling and tool maintenance costs. Additionally, semiconductor manufacturers use in-situ systems to provide real-time measurement of product wafers and monitoring of process equipment. Although this market is in its infancy, the industry's need to improve process tool productivity through increased uptime and higher equipment utilization is expected to bring rapid growth to this industry sector. We believe we can leverage our core competencies of strong intellectual property and technological expertise to develop a wide range of in-situ systems. In addition, by linking together our metrology tools, both stand-alone and combination, and in-situ monitoring systems, we believe we can offer a significant competitive advantage by allowing manufacturers to address overall fab productivity in addition to the productivity of individual tools.

     We are also developing the Meta-Probe system, which is a thin film metrology system specifically designed to measure the thickness and material properties of opaque and metallic thin films. These materials are increasingly being used by semiconductor manufacturers as the industry moves to 0.25 micron and 0.18 micron feature sizes with an increase in the number and complexity of the metal layers. In addition, the accelerated drive towards the use of copper rather than aluminum layers produces a need for better metal metrology products. We believe that existing metal film metrology systems are unable to perform the required measurements with the required precision and repeatability.

Products and Technology

     Our Fab Productivity Enhancement(TM) solutions currently consist of two major product families of in-line process control metrology systems. Our Therma-Probe product family was introduced in 1985 as our initial product line, and our Opti-Probe product family was introduced in 1992. Both product families feature our proprietary and patented measurement technologies and offer robotic wafer handling, advanced vision processing, sophisticated but user-friendly software and high throughput and reliability. The modular design of the hardware and software enables continuous product enhancement as new advances are made.


Therma-Probe Product Family

     Our Therma-Probe systems are the predominant non-contact, non-contaminating ion implant metrology systems capable of measuring ion implant dose and its uniformity across the wafer with a high degree of precision and repeatability. In addition, Therma-Probe systems have unparalleled sensitivity for the most critical implants. By the end of March 1999, 389 Therma-Probe systems had been installed in virtually every major semiconductor fab worldwide. A typical semiconductor fab uses Therma-Probe systems to monitor and control critical ion implant steps. In addition, all major manufacturers of ion implant equipment utilize Therma-Probe systems to help develop and qualify their ion implanters. We believe Therma-Probe systems have captured over 50% of the market for ion implant measurement in general and over 95% of the market for non-destructive measurement of ion implantation of product wafers. The selling prices for Therma-Probe systems range normally from approximately $650,000 to $900,000.

     We believe that our Therma-Probe systems offer technological advantages and features that distinguish them from the ion implant metrology systems offered by our competitors:

     Proprietary Technology. To provide non-contact, non-contaminating ion implant measurements on product wafers, our Therma-Probe systems employ proprietary thermal wave technology, which uses highly focused but low power laser beams to generate and detect thermal wave signals in the silicon wafer that can be correlated to the ion implant dose. The thermal wave technology used to measure the ion implant dose in the silicon wafer is a highly proprietary and extensively patented technology of ours. We believe that these patents help to maintain our competitive position.

     Ease of Use and Reliability. We believe we have integrated our thermal wave technology into easy-to-use and reliable process control metrology systems. These systems are configured specifically for use by semiconductor device manufacturers and feature automated wafer handling, automated data collection, statistical data processing and data management.

     Installed Base. Virtually all major semiconductor manufacturers use Therma-Probe systems to monitor and control their ion implant processes. In addition, virtually all major manufacturers of ion implant equipment utilize Therma-Probe systems to help develop and qualify their implanters. Additionally, our engineers have extensive experience in addressing many different types of ion implant applications and provide valuable assistance to our customers, thereby strengthening our relationships with them. We believe our significant installed base of Therma-Probe systems acts as a barrier to entry for current and potential competitors in the ion implant measurement market.

     Continuous Improvement. We continue to develop, manufacture and market new and improved Therma-Probe systems to enhance system capability and to lower the cost of ownership to the customer. For example, we recently introduced the TP-630, which possesses state of the art ion implant measurement technology for wafer sizes up to 300 millimeters.

     The following table summarizes our improvements to the Therma-Probe product family:

                Year
                ----
  System     Introduced              Description of Innovation/Advancement
-----------  ----------  -------------------------------------------------------

TP-200          1985     Introduced first non-destructive process control
                         metrology system to measure ion implantation.
TP-300          1987     Added cassette-to-cassette wafer handling and
                         automation software to the capability of the TP-200.
TP-400          1992     Significantly improved repeatability and added second
                         cassette station for tool calibration.
TP-500          1996     Built on the same platform as the OP-2600, added
                         pattern recognition and improved reliability and
                         throughput.
TP-630          1998     Expanded wafer measurement capability to 300
                         millimeters.


Opti-Probe Product Family

     Our Opti-Probe systems were developed to address the limitations of conventional thin film metrology systems. Opti-Probe systems combine the thin film metrology capabilities of spectrometers, reflectometers and ellipsometers into a single integrated system. We believe a combination of measurement technologies is critical to perform advanced thin film processes. We are a pioneer in providing products that possess combination film measurement technologies. We believe we will continue to be the industry leader as the need for combinations of technologies grows. By March 31, 1999, 642 Opti-Probe systems have been installed in major semiconductor fabrication facilities worldwide. By March 31, 1999, we believe Opti-Probe systems had captured over 30% of the thin film measurement market. The selling prices for Opti-Probe systems range normally from approximately $450,000 to $900,000.

     We believe our Opti-Probe systems offer technological advantages and features that distinguish them from thin film metrology systems offered by our competitors:

     Proprietary Technology. Conventional spectrometers and ellipsometers are unable to meet the current and future requirements of semiconductor fabrication facilities. These requirements include the ability to measure in very small areas on product wafers, high precision and repeatability for very thin as well as thick films, and the ability to simultaneously determine thickness and optical parameters on one or more films. Our Opti-Probe systems combine up to five distinct measurement technologies, three of which we have patented. Additionally, we hold patents on the use of many of the combinations of these thin film measurement technologies. Because of the wealth of data that can be obtained from these combined optical technologies, it is possible to determine the thickness and optical parameters of one or more films simultaneously. In addition, since our proprietary technologies employ a highly focused laser beam, Opti-Probe systems can perform measurements with a spot size that is the smallest in the industry. Although our competitors have now introduced systems that contain both spectrometers and ellipsometers in one tool, we have patented the technique of combining the measurement data from these technologies. We believe our patented technologies, and the patented combinations thereof, result in a superior product.

     Ease of Use and Reliability. We believe our Opti-Probe systems are regarded as easy-to-use and highly reliable. These systems are configured specifically for semiconductor device manufacturers and feature automated wafer handling, advanced image processing, automated data collection, statistical data processing and data management.

     Proprietary Software. We believe our proprietary software incorporated into Opti-Probe systems is superior to that of the competition. During the fabrication of semiconductors, many different films and film stacks, consisting of several layers of different films, are deposited and selectively removed from the silicon wafer. This, in turn, means that hundreds of film measurement data analysis algorithms, or recipes, must be developed and stored in the computer of a thin film metrology system. Thus, the full benefit of a thin film metrology system to the customer is a result of a combination of superior measurement capability and superior recipe development. We have a staff of over fifty experienced applications scientists and engineers stationed worldwide near all major customers that provides full applications support to develop new recipes as device manufacturing processes change.

     Continuous Improvement. While we have achieved rapid market share growth in the thin film metrology market with our current Opti-Probe systems, we continue to develop, manufacture and market new and improved systems. We believe we provide the semiconductor industry with thin film metrology systems that operate with greater reliability in the deep ultra-violet region of the optical spectrum. This is of paramount importance since device manufacturers are now developing patterning technology utilizing optical radiation in this ultra-violet region.

     In 1998, we introduced the Opti-Probe 5000 series, which integrates up to two additional measurement technologies into the Opti-Probe product family. As a result, the Opti-Probe 5000 series has up to five independent, yet fully integrated measurement technologies. We believe current competitive products include no more than two independent measurement technologies. The two additional technologies that have been integrated into the 5000 series are spectroscopic ellipsometry and absolute laser ellipsometry, each of which has expanded the Opti-Probe's measurement capabilities and improved measurement integrity.

     Spectroscopic ellipsometry has long been recognized as a powerful thin film characterization technology. However, we believe that spectroscopic ellipsometry, by itself, still suffers from slow measurement time and poor measurement integrity. The poor measurement integrity arises from high sensitivity to small process changes due to the difficulties in measuring thickness and material parameters simultaneously with only wavelength dependent technologies. The Opti-Probe 5000 series has been designed to overcome these limitations by integrating spectroscopic ellipsometry with up to four other independent measurement technologies to accelerate the ability to determine the correct thin film solution. Furthermore, by integrating spectroscopic ellipsometry, a wavelength dependent measurement, with our proprietary beam profile reflectometry, or BPR(TM), an angle dependent measurement, we believe the Opti-Probe 5000 series will overcome the excessive sensitivity to small process changes.

     The addition of absolute laser ellipsometry, or AE(TM), to Opti-Probe systems enable stable, reference-free absolute measurements on ultra-thin films with high precision and repeatability. Integrating absolute laser ellipsometry with our proprietary beam profile ellipsometry, or BPE(TM), provides fast, precise and small spot size film measurements. We believe the successful market transition to the Opti-Probe 5000 series will further strengthen our technological capabilities in the thin film measurement market. We sold our first Opti-Probe 5000 series system in April 1998 and, as of March 31, 1999, have sold 18 Opti-Probe 5000 series systems.

     The following table summarizes our improvements to the Opti-Probe product family:

                Year
                ----
  System     Introduced              Description of Innovation/Advancement
-----------  ----------  -------------------------------------------------------
OP-1000         1992     Introduced a new patented optical technology, BPR(TM),
                         to measure thin film deposition and removal.

OP-2000         1993     Integrated BPR(TM) with a new patented optical
                         technology, BPE(TM), to enhance measurement capabilities.

OP-2600         1994     Integrated BPR(TM), BPE(TM) and Spectrometry to further
                         enhance measurement capabilities.

OP-2600 DUV     1996     Integrated deep ultra-violet reflectance with the
                         existing system to expand measurement range.

OP-3260         1996     Increased throughput of Opti-Probe.


OP-3260 DUV     1996     Integrated OP-3260 system with deep ultra-violet
                         reflectance.

OP-5200 Series  1998     Integrated up to five measurement technologies
                         (BPR(TM), BPE(TM) and deep ultra-violet reflectance with Spectroscopic Ellipsometry and AE(TM)).

OP-5300 Series  1998     Expanded OP-5200 series wafer measurement capability to
                         300 millimeters.


New Product Initiatives

     We are currently pursuing several new Fab Productivity Enhancement(TM) product initiatives. We are combining separate metrology systems into one tool. In addition, we are developing in-situ systems to improve the direct control of process equipment. Semiconductor manufacturers use in-situ metrology systems in their process equipment to improve the direct control of process equipment and to provide real-time measurement of product wafers. Although this market is in its infancy, the industry's need to improve process tool productivity through increased uptime and higher equipment utilization is expected to bring rapid growth to this industry sector. We are also developing solutions to network these systems. Additionally, we are developing the Meta-Probe system, a thin film metrology system specifically designed to measure the thickness and material properties of opaque and metallic films. These materials are increasingly being used by semiconductor manufacturers as the industry moves to
0.25 micron and 0.18 micron feature sizes with an increase in the number and complexity of the metal layers. In addition, the accelerated drive towards the use of copper rather than aluminum layers produces a need for better metal metrology products. The Meta-Probe system, as a non-contact, non-destructive metrology system, will reduce the quantity of test wafers thereby decreasing the cost of the semiconductor manufacturing process. Most existing metal film metrology systems cannot perform tests on product wafers, and thus, we believe, our Meta-Probe system will be even more cost effective for the next generation 300 millimeter wafer size.

Customers

     Therma-Wave sells its products to leading semiconductor and semiconductor equipment manufacturers throughout the world. Certain of our top customers are listed below:

     Advanced Micro Devices, Inc. (AMD)   Siemens AG
     Chartered Semiconductor Ltd.         STMicroelectronics N.V.
     Intel Corporation                    Taiwan Semiconductor Manufacturing
     Lucent Technologies                   Corp. (TSMC)
     Samsung America, Inc.                Toshiba Corporation
                                          UMC Group

     Sales to Intel and AMD represented approximately 23% and 18% of our net revenues for fiscal 1999. Sales to Intel represented approximately 23% of our net revenues for fiscal 1998. Sales to Intel and Samsung represented approximately 13% and 10%, respectively, for fiscal 1997. Our top five customers accounted for approximately 41%, 45% and 53% of our net revenues in fiscal 1997, 1998 and 1999.


Sales and Marketing

     We maintain sales offices and regional sales representatives throughout the world. In the United States, we maintain sales offices in California, Florida and Texas. We also utilize manufacturers' sales representatives to cover those regions of the United States with too few customers to support a direct sales effort. In Asia, we maintain sales offices in Japan, Korea, Singapore and Taiwan. The Japan, Singapore and Taiwan offices work with manufacturers' sales representatives to sell our products to customers in Japan and Taiwan, while the Korean office sells to customers directly. We also work with manufacturers' sales representatives in Singapore, Malaysia, Thailand and China. In Europe, we maintain a sales office in the United Kingdom and work with manufacturers' sales representatives throughout the rest of Europe.

     In addition, we provide direct customer support in most parts of the world. In some locations, field service is still provided by the same manufacturers' sales representative that handles the sales function, but applications support is provided by our employees in that territory. In the United States, we have field service and applications engineers located in Arizona, California, Florida, Massachusetts, New Mexico, Oregon and Texas. Certain customers, such as Intel, contract dedicated site-specific field service and applications engineers. In Asia, we provide customer support in Japan, Taiwan, Korea and Singapore. In Europe, we maintain a customer support office in the United Kingdom to support customers there and to assist the field service engineers of our European manufacturers, sales representatives in the rest of Europe. Applications personnel supporting continental Europe are located in France, Germany and Italy.

     We provide our customers with comprehensive support before, during and after delivery of our systems. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection and typically provide customers with training at our facilities or at the customer's location. Our customer training programs include instructions in the maintenance of our systems and in system hardware and software tools for optimizing the performance of our systems. Our field support personnel work with the customers' employees to install the system and demonstrate system readiness. In addition, we maintain a group of highly skilled applications scientists to respond to customers' process needs worldwide when a higher level of technical expertise is required.

     We generally warrant our products for a period of up to 12 months from system acceptance. Installation and initial training are customarily included in the price of the system. After the warranty period, customers may enter into support agreements covering both field service and field applications support. Our field service engineers may also provide customers with repair and maintenance services on a fee basis. Our applications engineers and scientists are also available to work with the customers on recipe development. Additionally, for a fee, we train customers to perform routine maintenance on their purchased systems. We also provide a 24-hour telephone help-line.

     See Note 10 to Notes to Consolidated Financial Statements for a summary of our operations in certain geographic areas.


Research and Development and Engineering

     The process control metrology market is characterized by continuous technological development and product innovations. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to engineering and research and development programs. As of March 31, 1999, our research, development and engineering staff was comprised of 69 persons. We seek to maintain our close relationships with customers to make improvements in our products which respond to customers' needs. For example, several of the improvements relating to the Opti-Probe product family were developed in cooperation with some of our major customers to address the need for more capable thin film measurement systems.

     Software development accounts for a significant portion of our research and development efforts. We are currently transitioning all of our software applications from DOS to the Microsoft NT operating system in order to better serve our customers.

     Our ongoing engineering and research and development efforts can be classified into three categories: new products; feature enhancements, such as features to improve precision, speed and automation; and customer-driven product enhancements, such as new measurement recipes or algorithms. We have research and development and engineering staffs which work both on developing new products and features and on responding to the particular needs of customers.

     Engineering and research and development expenses were $15.1 million in fiscal 1999, $19.1 million in fiscal 1998, and $13.1 million in fiscal 1997, or 23%, 17%, and 12% of net revenues for those periods, respectively. We expect engineering and research and development expenditures will continue to represent a substantial percentage of our revenues for the foreseeable future.


Manufacturing

     Our manufacturing strategy is to produce high quality, cost effective assemblies and systems. We currently perform the majority of our system assembly activities in-house. In order to lower production costs in the future, we intend to perform only those manufacturing activities that add significant value or that require unique technology or specialized knowledge. As a result, we expect to rely increasingly on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other activities in a cost effective manner.

     Our principal manufacturing activities include assembly and test work, both of which are conducted at our facility in Fremont, California. Assembly activities include inspection, subassembly and final assembly. Test activities include modular testing, system integration and final test. Components and subassemblies, such as lasers, robots and stages, are acquired from third party vendors and integrated into our finished systems. These components and subassemblies are obtained from a limited group of suppliers, and occasionally from a single source supplier. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components are engineered and manufactured to our specifications. We have not entered into any formal agreements with such limited source suppliers, other than long-term purchase orders and, in some cases, volume pricing agreements. Those parts coming from a limited group of suppliers are monitored by management to ensure that adequate supplies are available to maintain manufacturing schedules and to reduce our dependence on these suppliers should supply lines become interrupted. The partial or complete loss of such suppliers could increase our manufacturing costs or delay product shipments while we qualify new suppliers. Additionally, any such loss could require us to redesign products, thereby having a material adverse effect on our business or customer relationships. Furthermore, a significant increase in the price of one or more of these components could adversely affect our financial condition or results of operations.

     We schedule production based upon firm customer commitments and anticipated orders. We have structured our production process and facility to be driven by both orders and forecasts and have adopted a modular system architecture to increase assembly efficiency and test flexibility. Cycle times for our products are currently two to four months. We believe these cycle times will improve as we continue to emphasize manufacturability in our new product designs.

     We conduct the assembly of certain optical components and final testing of our systems in clean-room environments. This procedure is intended to (1) reduce the amount of particulates and other contaminants in the final assembled system; and (2) test our products against our customers' acceptance criteria prior to shipment. Following the final test, the completed system is packaged within triple vacuum sealed bags to maintain a high level of cleanliness during shipment and installation. As part of our ongoing quality program, all systems are monitored during the installation process.


Competition

     The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets that we serve. Some of our competitors have greater financial, engineering, manufacturing and marketing resources and broader product offerings than Therma-Wave. Significant competitive factors in the market for metrology systems include system performance, ease of use, reliability, cost of ownership to the customer, technical support and customer relationships. We believe we compete favorably on the basis of these factors in each of our served markets. We compete with both larger and smaller United States and Japanese companies in the markets we serve. European companies are generally not significant competitors in markets we serve.

     Our Therma-Probe systems compete primarily with other metrology systems designed to measure ion implant dose, such as contact and destructive four-point probe measurement systems, including those manufactured by KLA-Tencor Corporation, Kokusai Electric Ltd. and Bio-Rad Semiconductor Systems. Our Therma-Probe systems are the semiconductor industry's predominant non-contact, non-destructive ion implant metrology systems for product wafers. Several years ago, Jenoptik GmbH introduced a competitive product to our Therma-Probe systems, which utilized thermal wave technology. In November 1997, we received a favorable verdict for patent infringement by Jenoptik in the United States. As a result of the settlement of this litigation, Jenoptik has agreed not to sell any of such products in the United States and to pay us a royalty fee for systems sold in Japan. To date, the sale of these products by Jenoptik has not had a material impact on our market position. Our Opti-Probe systems primarily compete with thin film metrology systems manufactured by KLA-Tencor, Rudolph Technologies, Nanometrics and Dai Nippon Screen.

     In recent years, there has been significant merger and acquisition activity among our competitors and potential competitors. Acquisitions by our competitors and potential competitors could allow them to expand their product offerings, which could afford such competitors and potential competitors an advantage in meeting customers' demands. The greater resources, including financial, marketing and support resources, of competitors engaged in these acquisitions could permit them to accelerate the development and commercialization of new products and the marketing of existing products to their larger installed bases. Accordingly, such business combinations and acquisitions could have a detrimental impact on both our market share and the pricing of our products, which could result in a material adverse effect on our business and results of operations.


Patents and Proprietary Rights

     We believe the success of our business depends as much on the technical competence, creativity and marketing abilities of our employees as on the protection derived from our patents and other proprietary rights. Nevertheless, our success will depend, at least in part, on our ability to obtain and maintain patents and proprietary rights to protect our technology.

     We have a policy of seeking patents where appropriate on inventions concerning new products and improvements as part of our ongoing engineering and research and development activities. We have acquired a number of patents relating to our two key product families, the Opti-Probe and Therma-Probe systems. As of March 31, 1999, we owned 26 U.S. patents with expiration dates ranging from 2004 to 2017 and had filed applications for eleven additional U.S. patents. In addition, we owned 25 foreign patents with expiration dates ranging from 2004 to 2017 and had filed applications for eleven additional foreign patents.

     There can be no assurance that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents owned by or issued to us will provide us with competitive advantages or that these patents will not be challenged by any third parties. Furthermore, there can be no assurance that third parties will not design around our patents. Any of the foregoing results could have a material adverse effect on our business, financial condition or results of operations.

     In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees. However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our confidential and proprietary information and technology will not be independently developed by, or become otherwise known, to third parties.

     As of March 31, 1999, we owned five registered trademarks in the U.S. and one in Japan and had filed 11 trademark registration applications in the U.S. and one in Japan.


Employees

     As of March 31, 1999, we employed 338 persons, including 69 in engineering, research and development, 83 in manufacturing, 138 in customer support, 21 in sales and marketing and 27 in executive and administrative functions. Many of our employees are highly trained and hold advanced post-graduate degrees in science and engineering. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good. We believe we have low employee turnover relative to our industry and have been able to attract and retain a highly talented group of managers, designers and engineers which enables us to continually improve our products and customer support.


ITEM 2.   PROPERTIES

     Our executive offices and manufacturing, engineering, research and development operations are located in a 102,000 square foot building in Fremont, California with approximately 800 square feet of Class 100 clean rooms for customer demonstrations and approximately 10,000 square feet of Class 1000 clean rooms for manufacturing. This facility is occupied under a lease expiring in 2006 at an aggregate annual rental expense of approximately $1.0 million. We have the option of extending this lease for another 15 years after 2006. We own substantially all of the equipment used in our facilities. We believe that our existing facilities and capital equipment are adequate to meet our current requirements and that suitable additional or substitute space is readily available if needed. Capital expenditures for fiscal 2000 are expected to be approximately $1.2 million.

     We also lease sales and customer support offices in California, Florida, Texas, Japan, Korea, Taiwan and the United Kingdom.

ITEM 3.   LEGAL PROCEEDINGS

     On July 19, 1994, we filed a patent infringement suit against Jenoptik in the United States District Court for the Northern District of California. We alleged that the manufacture and sale by Jenoptik of its TWIN and TWIN SC systems infringed six of our United States patents that are related to our Therma-Probe ion implant metrology systems. Jenoptik denied infringement and claimed that our patents were invalid and unenforceable.

     On February 1, 1996, we filed a patent infringement suit against Jenoptik in the Patent Court in Dusseldorf, Germany. We alleged that the manufacture and sale by Jenoptik of its TWIN and TWIN SC systems infringed our German counterpart to one of our United States patents being asserted against Jenoptik in the United States lawsuit. This German counterpart patent was found to be invalid by a patent court in Munich, Germany.

     On November 26, 1997, we received a favorable jury verdict in our United States patent infringement suit against Jenoptik. The jury found all six of our patents valid and concluded that Jenoptik infringed all thirty-one claims at issue from these patents. As a result of the settlement of this litigation, Jenoptik has agreed not to sell any of such products in the United States and to pay us a royalty fee for systems sold in Japan. To date, the sale of these products by Jenoptik has not had a material impact on our market position. This settlement resolved all outstanding legal claims and pending appeals relating to these matters.

     On June 5, 1998, at our request, the United States Patent Office initiated an interference proceeding between Therma-Wave and Rudolph Technologies. The subject matter of the interference relates to ellipsometer technology which Rudolph employs in its commercial devices. We believe we developed and patented this technology prior to Rudolph. The interference proceedings will determine ownership of the technology. A successful outcome of the interference proceeding may result in Rudolph being required to pay us licensing fees. Since we have not commercialized this technology, an unsuccessful outcome in the interference proceeding would not have a material adverse effect on us.

     On September 3, 1998, we were named in a patent infringement suit filed by KLA-Tencor. KLA-Tencor alleged that it patented an aspect of the thin film thickness measuring technology that we use in our Opti-Probe product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. We believe none of our products infringe any of the claims of KLA-Tencor's patent and that their infringement allegations are unfounded. We intend to vigorously defend our position, and we expect to prevail.

     On January 14, 1999, we commenced an action against KLA-Tencor for patent infringement with respect to one of our fundamental thin film technology combination patents. The suit seeks damages for patent infringement and a permanent injunction against any future activities undertaken by KLA-Tencor or any third party working in conjunction with them, which infringe on our patent. The suit was filed as a counterclaim in the infringement action initiated by KLA-Tencor and also seeks a declaratory judgment that KLA-Tencor's patent, which we were alleged of infringing, is invalid and not infringed by any of our systems.

     We are presently in discussions with Nanometrics regarding patent issues. Specifically, we believe some of the thin film thickness measuring devices sold by Nanometrics infringes upon one of our fundamental thin film technology combination patents. Nanometrics has alleged that an aspect of the thin film thickness measuring technology that we use in our Opti-Probe product family infringes upon a patent which it owns. We believe that none of our products infringe any of the claims of Nanometrics' patent and that its infringement allegations are unfounded. We cannot predict the outcome of these discussions but we believe they will not have a material adverse effect on our business, financial condition or results of operations.

     There can be no assurances, however, that we will prevail in any ongoing patent litigation described above. We believe, however, the litigation described above will not have a material adverse effect on our business, financial condition or results of operations.

     We are also involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.


Environmental Matters

Therma-Wave, like all manufacturing companies, is subject to various federal, state and local environmental statutory requirements. We believe we are in material compliance with existing applicable environmental laws and regulations and possess all permits and licenses necessary to conduct our business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          None.


ITEM 6.   SELECTED HISTORICAL FINANCIAL DATA

     The following selected historical financial data as of March 31, 1998 and 1999, and for the fiscal years ended March 31, 1997, 1998 and 1999 have been derived from our audited consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K. The selected historical financial data as of March 31, 1995, 1996 and 1997 and for the fiscal years ended March 31, 1995 and 1996 were derived from our audited consolidated financial statements, which do not appear elsewhere in this Form 10-K. Our fiscal year refers to the 52/53 week period ending on the Sunday on or nearest preceding March 31 of each year for periods prior to 1997 and the Sunday on or following March 31 of each year for periods thereafter. The selected historical financial data should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Form 10-K.

                     (in thousands, except per share data)

                                                                                       Fiscal Year
                                                                 --------------------------------------------------------
                                                                   1995       1996        1997        1998        1999
                                                                 ---------  ---------  ----------  ----------  ----------
Statement of Operations Data (1):
Net revenues...................................................   $55,675    $79,293    $109,493    $115,459    $ 66,207
Cost of revenues...............................................    25,024     35,027      49,795      55,683      36,827

                                                                  -------    -------    --------    --------    --------
Gross margin...................................................    30,651     44,266      59,698      59,776      29,380
Operating expenses:
 Research and development......................................     5,942     10,072      13,050      19,057      15,130
 Selling, general and administrative...........................    13,299     18,704      22,004      24,589      17,870
 Amortization of goodwill and purchased intangibles............     1,912      1,912       1,275          --          --
 Recapitalization and other non-recurring expenses.............        --         --          --       4,188          --
 Expenses relating to operating cost improvements..............        --         --          --          --       1,057

                                                                  -------    -------    --------    --------    --------
  Total operating expenses.....................................    21,153     30,688      36,329      47,834      34,057

                                                                  -------    -------    --------    --------    --------
Operating income (loss)........................................     9,498     13,578      23,369      11,942      (4,677)
Interest expense...............................................     1,998      1,722       1,621      12,930      14,060
Interest income................................................      (102)      (247)       (346)       (753)       (651)
Other (income) expense, net....................................       115        138         (14)        194          (6)

                                                                  -------    -------    --------    --------    --------
Income (loss) before provision for income taxes................     7,487     11,965      22,108        (429)    (18,080)
Provision (benefit) for income taxes...........................        --      4,684       9,007         604      (2,350)
                                                                  -------    -------    --------    --------    --------
Net income (loss)..............................................   $ 7,487    $ 7,281    $ 13,101    $ (1,033)   $(15,730)
                                                                  =======    =======    ========    ========    ========

Net income (loss) attributable to common stockholders (2)......   $ 7,487    $ 7,281    $ 13,101    $ (1,771)   $(16,562)
                                                                  =======    =======    ========    ========    ========

Other Financial Data:
EBITDA (excluding non-recurring charges) (3)...................   $12,496    $17,185    $ 27,113    $ 19,723    $    974
Cash provided by (used in) operating activities................     1,876      5,867      11,860       8,113         745
Cash used in investing activities..............................    (2,048)    (4,965)     (1,575)     (2,900)     (1,389)
Cash provided by (used in) financing activities................     5,701     (1,541)     (1,234)     (1,532)        467
Capital expenditures...........................................     1,616      4,361       1,091       2,900         862

                                                                                           March 31,
                                                                ---------------------------------------------------------------

                                                                   1995         1996        1997         1998          1999
                                                                -----------  ----------  ----------  ------------  ------------
Balance Sheet Data:
Cash and cash equivalents....................................      $ 8,329      $ 7,690     $16,741     $ 20,422      $ 20,245
Working capital..............................................       17,240       23,740      38,720       43,348        31,394
Total assets.................................................       45,081       53,056      68,620       89,762        72,352
Long-term debt...............................................       23,100       23,100      23,100      115,000       115,000
Mandatorily redeemable convertible preferred stock (2).......           --           --          --       14,515        15,347
Stockholders' equity (net capital deficiency)................         (379)       6,903      20,145      (70,990)      (86,971)

     ---------
(1) On May 16, 1997, we effected the recapitalization. We issued $115 million in aggregate principal amount of 10 5/8% senior notes in connection with the recapitalization.

(2) We issued shares of preferred stock as part of the recapitalization. The fair value of the preferred stock at March 31, 1999 of $15,347 represents the liquidation value plus accrued dividends. Dividends on the preferred stock accrue at a rate of 6.0% per annum. The preferred stock has a scheduled redemption date of May 17, 2004 and is otherwise redeemable by us at any time at our sole discretion.

(3) "EBITDA" is defined herein as income before income taxes, plus depreciation, amortization, interest expense, interest income and other non-operating (income) expenses, net. ''EBITDA (excluding non-recurring charges)'' in the fiscal year ended March 31, 1998 and 1999 does not include $4,188 and $1,057 in recapitalization and other non-recurring expenses, respectively. Including such non-recurring charges, EBITDA would have been reduced to $15,537 and $(83) for fiscal 1998 and 1999, respectively. We believe EBITDA and EBITDA (excluding non-recurring charges) are widely accepted financial indicators of a company's historical ability to service and/or incur indebtedness. However, EBITDA and EBITDA (excluding non-recurring charges) should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Additionally, EBITDA and EBITDA (excluding non-recurring charges) as defined herein may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our current process control metrology systems are principally used to measure ion implantation and thin film deposition and removal. We have developed two product families of process control metrology systems: Therma-Probe systems and Opti-Probe systems.

     Therma-Probe Product Family. Therma-Probe systems utilize our proprietary thermal wave technology and are the predominant non-destructive process control metrology systems used to measure the critical ion implantation process on product wafers in the fabrication of semiconductors.

     Opti-Probe Product Family. Opti-Probe systems significantly improve upon existing thin film metrology systems by successfully integrating different measurement technologies and utilizing our proprietary optical technologies.

     We derive our revenues from system sales, sales of replacement and spare parts, and service contracts. During the year ended March 31, 1999, we derived approximately 78% of our revenues from system sales, 12% from sales of replacement and spare parts, including associated labor, and 10% from service contracts. In fiscal 1998, we derived approximately 89% of our revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 5% from service contracts. Revenue from system sales, replacement and spare parts is generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the period of the contract. During fiscal 1998 and 1999, our two largest customers were U.S. based companies. These companies contributed to system, replacement and spare parts, and service contract revenues.

     International sales accounted for approximately 52% and 69% of our total revenues for fiscal 1998 and 1999, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

     We were acquired by Toray and Shimadzu in fiscal 1992. As a result, we incurred substantial interest expense and amortization expense from goodwill and purchased intangibles in periods prior to the recapitalization. In May 1997, we effected the recapitalization. We incurred significant indebtedness in connection with the recapitalization.

     On June 22 and September 24, 1998, we announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with our current operating environment. These efforts were in response to the continued cutbacks in capital equipment investment by semiconductor manufacturers. As a result of the implementation of this program, we recorded a charge of $1.1 million in fiscal 1999, which consisted principally of severance and other related charges.

Results of Operations

     The following table summarizes our historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for fiscal 1997, 1998 and 1999 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The information contained in this table should be read in conjunction with "Selected Historical Financial Data," and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Form 10-K.

                                                                            Fiscal Year
                                                              ----------------------------------------
                                                                  1997          1998          1999
                                                              ------------  ------------  ------------
Statement of Operations Data (1):
Net revenues  ................................................     100.0%        100.0%        100.0%
Cost of revenues  ............................................      45.5          48.2          55.6
                                                                   -----         -----         -----
Gross margin  ................................................      54.5          51.8          44.4
Operating expenses:
  Research and development expenses  .........................      11.9          16.5          22.9
  Selling, general and administrative expenses  ..............      20.1          21.3          27.0
  Amortization of goodwill and purchased intangibles  ........       1.2            --            --
  Recapitalization and other non-recurring expenses  .........        --           3.6            --
  Expenses relating to operating cost improvements  ..........        --            --           1.6

                                                                   -----         -----         -----
     Total operating expenses  ...............................      33.2          41.4          51.5
                                                                   -----         -----         -----
Operating income (loss)  .....................................      21.3          10.4          (7.1)
Interest expense  ............................................       1.5          11.2          21.2
Interest income  .............................................      (0.4)         (0.6)         (1.0)
Other expense, net  ..........................................        --           0.2            --
                                                                   -----         -----         -----
Income (loss) before provision for income taxes  .............      20.2          (0.4)        (27.3)
Provision (benefit) for income taxes  ........................       8.2           0.5          (3.5)
                                                                   -----         -----         -----
Net income (loss)  ...........................................      12.0%         (0.9%)       (23.8%)
                                                                   =====         =====         =====
Other Financial Data:
EBITDA (excluding non-recurring charges) (2)  ................      24.8%         17.1%         (1.5%)
Cash provided by operating activities  .......................      10.8%          7.0%          1.1%
Cash used in investing activities  ...........................      (1.4%)        (2.5%)        (2.1%)
Cash provided by (used in) financing activities  .............      (1.1%)        (1.3%)         0.7%
Capital expenditures  ........................................       1.0%          2.5%          1.3%

     ---------
(1) On May 16, 1997, we effected the recapitalization. We issued $115 million in aggregate principal amount of 10/5//8% senior notes in connection with the recapitalization.

(2) "EBITDA" is defined herein as income before taxes, plus depreciation, amortization, interest expense, interest income and other (income) expenses, net. "EBITDA (excluding non-recurring charges)" as a percent of sales for the fiscal year ended March 31, 1998 and 1999 does not include recapitalization and other non-recurring expenses. Including such non-recurring charges, EBITDA as a percent of sales would have been 13.5% and (0.1%) for fiscal 1998 and 1999, respectively.


Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31, 1998

     Net Revenues. Net revenues for the fiscal year ended March 31, 1999 and 1998 were $66.2 million and $115.5 million, respectively. Compared to the corresponding period of fiscal 1998, net revenues decreased $49.3 million or 42.7%. The decline in revenues is attributable to the current downturn in the global semiconductor industry due primarily to excess dynamic random access memory ("DRAM") capacity and a slowdown in product demand as a result of lower than expected sales of high-end personal computers and the economic conditions in the Asia Pacific region. This slowdown has caused the semiconductor industry to reduce or delay both purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. As a result of these industry factors, both the Therma-Probe and Opti-Probe products experienced lower unit sales and average selling prices attributing to a decline in system sales from fiscal 1998 to 1999. The decline in system sales is primarily attributable to decreased Opti-Probe sales as a result of these industry factors. Therma-Probe sales decreased at a lesser rate as such systems sales began decreasing during fiscal 1998 from the decrease in the number of new semiconductor manufacturing facilities being constructed. Revenue from spare parts and service contracts increased slightly as our customer base continued to expand and require servicing.

     Net revenues attributable to international sales for the fiscal years ended March 31, 1998 and 1999 accounted for 52% and 69% of our total revenues for such periods, respectively. Revenue from the U.S. decreased approximately 60% from fiscal 1998 to 1999. This decrease was primarily caused by the slowdown in the personal computer market and increased capital investments in European fab facilities, thereby resulting in an increase in our European revenues. Revenue from Asia decreased approximately 53% from fiscal 1998 to 1999 as a result of the economic conditions in the Asia Pacific region. Our sales to customers in Asian markets represented approximately 40% and 33% of total net revenues for fiscal 1998 and 1999, respectively. No single customer in Asia accounted for more than 10% of our total net revenues in fiscal 1998 or 1999.

     Historically, we have experienced volatility from Asian markets. Over the last 18 months, countries in the Asia Pacific region, including Japan, Korea and Taiwan, have experienced weaknesses in their currency, banking and equity markets. These weaknesses began to adversely affect our sales to semiconductor device and capital equipment manufacturers located in these regions in the fourth quarter of calendar 1997 and have continued to adversely affect them in calendar 1999. Although we have recently received an increased level of orders from customers in the Asia Pacific region, turbulence in the Asian markets could adversely affect our sales at least through the end of calendar 1999.

     Gross Margin. Gross margin decreased 50.8% from $59.8 million in fiscal 1998 to $29.4 million in fiscal 1999. As a percentage of net revenues, gross margin decreased from 51.8% in fiscal 1998 to 44.4% in fiscal 1999. The decrease in gross margin was primarily attributable to the decline in revenues. System gross margins were reduced as a result of lower average selling prices and relatively fixed manufacturing overhead costs. Replacement and spare parts and service contract gross margins were reduced as a result of our expanded service organization. The results of our operating cost improvement program did not wholly offset the decline in revenues we experienced.


     Research and Development ("R&D") Expenses. R&D expenses were $19.1 million and $15.1 million for fiscal 1998 and 1999, respectively. Compared to the corresponding period of fiscal 1998, R&D expenses decreased $4.0 million, or 20.6% for fiscal 1999. R&D expenses as a percentage of net revenues for fiscal 1999 increased to 22.9% from 16.5% for fiscal 1998. R&D expenses relating to the new Opti-Probe 5000 series and 300 millimeter products have decreased from prior periods as these projects near completion. Although we are currently in a downturn, we believe that technical leadership is essential to our success and expect to continue to commit significant resources to R&D projects. In the near term, we expect our R&D expenses to increase in both absolute dollar terms and as a percentage of our net revenues.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses were $24.6 million and $17.9 million for fiscal 1998 and 1999, respectively. Compared to the corresponding period of fiscal 1998, SG&A expenses decreased $6.7 million, or 27.3%. SG&A expenses as a percentage of net revenues increased to 27.0% in fiscal 1999 from 21.3% in fiscal 1998 primarily due to lower revenue levels. The decrease in SG&A expenses was due primarily to the decrease in sales commissions as a result of lower revenues and the decrease in headcount because of the operating cost improvement program. During fiscal 1999, the decline in overall revenues exceeded the benefits generated from the operating cost improvement program.

     Recapitalization and Other Non-Recurring Expenses. Recapitalization and other non-recurring expenses were $4.2 million, which consisted mainly of non-cash charges related to the arrangements for our executive officers in connection with the recapitalization.

     Expenses Relating to Operating Cost Improvements. On June 22 and September 24, 1998, we announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with our current operating environment. All terminated employees were notified at the time the program was announced. Certain leased facilities and fixed assets were consolidated. Total cash outlays for fiscal 1999 were $832,000. Non-cash charges of $100,000 were primarily for asset write-offs. The balance of $125,000 at March 31, 1999 primarily represents cash payments and will be utilized in fiscal 2000.

     Interest Expense. Interest expense for fiscal 1998 and 1999 were $12.9 million and $14.1 million, respectively. As a percentage of net revenues, interest expense increased from 11.2% in fiscal 1998 to 21.2% in fiscal 1999. The increased interest expense from the prior fiscal year is attributable to the additional debt incurred as part of the recapitalization.

     Provision for Income Taxes. For fiscal 1998 and 1999, we recorded a provision for income taxes of $0.6 million and a benefit for income taxes of $2.4 million, respectively. Our tax benefit for fiscal 1999 reflects a tax benefit rate of 13% based upon our loss carryback potential.

     Net Loss. Net loss for fiscal 1998 and 1999 were $1.0 million and $15.7 million, respectively, for the reasons described above.


Fiscal Year Ended March 31, 1998 Compared to Fiscal Year Ended March 31, 1997

     Net Revenues. Net revenues for the fiscal year ended March 31, 1998 increased by $6.0 million, or 5.4%, to $115.5 million from $109.5 million for the fiscal year ended March 31, 1997. This is primarily attributed to higher Opti-Probe sales and increased service revenues, partially offset by a decrease in Therma-Probe sales. Therma-Probe sales decreased as a result of the decrease in the number of new semiconductor manufacturing facilities being constructed. International sales, primarily export sales from the United States to foreign countries, accounted for approximately 52.3% and 59.7% of our total revenues for fiscal 1998 and 1997, respectively.

     Gross Margin. Gross margin for the fiscal year ended March 31, 1998 increased by $0.1 million to $59.8 million from $59.7 million for the fiscal year ended March 31, 1997. As a percentage of net revenues, gross margin for the fiscal year ended March 31, 1998 decreased to 51.8% from 54.5% for the comparable period ended March 31, 1997. This decrease is primarily attributable to increased investment in our service organization. As our customer base expanded, our service organization grew to support a rapid increase in the number of systems in the field in order to maintain a high level of customer service. This directly affected replacement and spare part, and service contract gross margins. Gross margins in product sales remained relatively constant from year to year.

     Research and Development Expenses. R&D expenses were $19.1 million and $13.1 million for the fiscal years ended March 31, 1998 and 1997, respectively. Compared to fiscal year 1997, R&D expenses increased $6.0 million, or 46.0%. R&D expenses as a percentage of net revenues for the fiscal year ended March 31, 1998 increased to 16.5% from 11.9% for the comparable period ended March 31, 1997. The increase in R&D expenses is due to the increased headcount and increases in project expense related to new product development. We believe that technical leadership is essential to our success and expect to continue to commit significant resources to research and development projects.

     Selling, General and Administrative Expenses. SG&A expenses were $24.6 million and $22.0 million and, as a percentage of net revenues, were 21.3% and 20.1% for the fiscal years ended March 31, 1998 and 1997, respectively. The increase is a result of increased spending in marketing and related expenses for new products, slightly offset by a decrease in sales commissions.

     Amortization of Goodwill and Purchased Intangibles. Amortization of goodwill and purchased intangibles decreased $1.3 million from the prior year as such intangibles related to the acquisition of Therma-Wave by Toray and Shimadzu in December 1991 were fully amortized in fiscal year 1997.

  Recapitalization and Other Non-Recurring Expenses. Recapitalization and other non-recurring expenses for the year ended March 31, 1998 was $4.2 million. Such charges were primarily non-cash charges related to the arrangements for our executive officers in connection with the recapitalization.

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

  Provisions for Income Taxes. Income taxes for the fiscal year ended March 31, 1998 decreased by $8.4 million, or 93.3%, to $0.6 million from $9.0 million for the year ended March 31, 1997. The effective tax rate increased to 140.8% from 40.7%, primarily due to the increase in the valuation allowance and other items, offset by the benefit from our foreign sales corporation.

  Net (Loss) Income. For the reasons stated above, earnings for the fiscal year ended March 31, 1998 decreased to a net loss of $1.0 million from $13.1 million of net income for the fiscal year ended March 31, 1997.


Quarterly Results of Operations

  We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of our revenues in a particular quarter. These factors include:

  .  product and customer mix,

  .  mix of domestic and international sales,

  . specific economic conditions in the semiconductor and/or semiconductor capital equipment industries,

  .  the timing of the receipt of orders from major customers,

  .  customer cancellations or postponement of shipments,

  .  specific feature requests by customers,

  .  production delays or manufacturing inefficiencies,

  .  exchange rate fluctuations,

  .  management decisions to commence or discontinue product lines,

  . our ability to design, introduce and manufacture new products on a cost effective and timely basis,

  .  the introduction of new products by us or our competitors,

  .  the timing of research and development expenditures,

  . acquisitions, strategic alliances and the future development of marketing and service capabilities, and

  .  increased price competition.

  The following table sets forth our unaudited operating results for our last eight quarters. The information for each of the quarters is unaudited but includes all adjustments, consisting only of normal recurring adjustments, which management considers necessary for the basic presentation thereof.

                                                  Fiscal Year 1998                         Fiscal Year 1999
                                       --------------------------------------  ---------------------------------------
                                          Q1        Q2        Q3        Q4        Q1         Q2        Q3        Q4
                                       --------  --------  --------  --------  ---------  --------  --------  --------
                                                                       (in thousands)
Statement of Operations Data:
Net revenues.......................    $28,205   $28,286   $29,664   $29,304    $15,246   $15,196   $17,161   $18,604
Gross margin.......................     14,942    15,148    15,091    14,595      6,267     6,313     8,204     8,596
Operating income (loss)............      2,540     2,313     3,168     3,921     (3,546)   (2,586)      608       847
Net income (loss)..................        311      (671)     (186)     (487)    (6,090)   (5,010)   (2,281)   (2,349)


Other Financial Data:
EBITDA (excluding non-recurring
 Charges) (1)......................    $ 6,257   $ 4,149   $ 4,385   $ 4,936    $(1,876)  $  (992)  $ 1,823   $ 2,019
Cash provided by (used in):
 Operating activities..............       (969)    4,817      (506)    4,771     (3,533)     (370)   (3,752)    8,400
 Investing activities..............     (1,939)     (936)     (818)      793       (250)     (222)     (279)     (638)
 Financing activities..............        184      (284)      404    (1,836)       (30)       69       593      (165)

----------------
(1) EBITDA (excluding non-recurring charges) in the first, second and third quarters of fiscal 1998 does not include $2,888, $1,000 and $300, respectively, in recapitalization and other non-recurring expenses. Including such non-recurring charges, EBITDA for such periods would have been reduced to $3,369, $3,149 and $4,085, respectively. EBITDA (excluding non-recurring charges) in the first and second quarters of fiscal 1999 do not include $582 and $475, respectively, in expenses relating to operating cost improvements. Including such non-recurring charges, EBITDA for such periods would have been reduced to $(2,458) and $(1,467), respectively.

Backlog

    At March 31, 1999, our backlog was $16.0 million compared to $36.5 million at March 31, 1998. Our backlog consists of product orders for which a customer purchase order has been received and accepted and which is scheduled for shipment within six months. Orders that are scheduled for shipment beyond the six-month window are not included in backlog until they fall within the six-month window. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Backlog also consists of recurring fees payable under support contracts with our customers and orders for spare parts and billable service. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will sometimes reflect orders shipped in the same quarter that they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Liquidity and Capital Resources

    Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable, inventories, capital expenditures and debt service. Since the recapitalization, we have funded our operating activities principally from funds generated from operations.

    Cash flow provided by operating activities was $11.9 million, $8.1 million and $0.7 million for the years ended March 31, 1997, 1998 and 1999, respectively. The decrease in cash flow provided by operating activities from fiscal 1997 to 1999 is mainly due to the increased R&D expenses and decreased gross margins. This decrease was partially offset by a lower investment in working capital and by the increase in non-cash recapitalization and other non-recurring expenses.

    Purchases of property and equipment were $1.1 million, $2.9 million and $0.9 million for the years ended March 31, 1997, 1998 and 1999, respectively. Capital expenditures for fiscal 2000 are expected to be approximately $1.2 million.

    In May 1997, we issued $115.0 million in aggregate principal amount of senior notes that, together with a $20.1 million equity contribution, was used to finance the recapitalization. In the recapitalization, we used $26.9 million to repay outstanding borrowings, $96.9 million to redeem a portion of our common stock, $11.0 million to pay related fees and expenses and $0.3 million for general working capital purposes.

    In conjunction with the recapitalization, we entered into a senior credit facility with various lending institutions, and Bankers Trust Company, as agent. The bank credit facility bears interest, at our option, at (1) the base rate plus 1.75% or (2) the eurodollar rate plus 3.00%. Our borrowings under the bank credit facility are secured by substantially all of our assets, a pledge of all of the capital stock of any domestic subsidiaries and a pledge of 65% of the capital stock of our first-tier foreign subsidiaries. The bank credit facility matures on May 16, 2002.

    During the quarter ended June 30, 1998, we amended the bank credit facility to have our borrowing availability subject to a borrowing base formula, which provides a maximum revolving credit facility of $30.0 million, and to adjust the financial covenants requiring us to maintain minimum levels of EBITDA during each six-month period ending on the last day of each fiscal quarter and minimum levels of cumulative EBITDA from April 7, 1996 to the last day of each fiscal quarter. The adjustments to the financial tests and covenants relate to periods prior to March 31, 2000. For periods after that time, the financial tests and covenants contained in the original agreement will apply. These amendments were effected in light of the impact of the downturn in the semiconductor industry on our operating results. Without these amendments to our bank credit facility, on June 30, 1998, we would have violated the financial test relating to the maintenance of minimum levels of EBITDA for the six-month period ending on such date. We may borrow amounts under the amended bank credit facility to finance our working capital requirements and other general corporate purposes. The amended bank credit facility requires us to meet certain financial tests and contains covenants customary for this type of financing. At March 31, 1999, there was $3.5 million outstanding under a letter of credit and $17.0 million of unused borrowing capacity under the amended bank credit facility.

    Our principal sources of funds are anticipated to be cash on hand ($20.2 million as of March 31, 1999), cash flows from operating activities and, if necessary, borrowings under the bank credit facility. In addition, we have received a significant tax refund of $8.3 million during the first quarter of fiscal 2000. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for our working capital, capital expenditures and other needs for at least the next 12 months and, assuming continued improvement in the semiconductor industry, through the next 24 months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Year 2000

    Many computer systems used by us and our suppliers may not properly recognize a date using "00" as the year 2000. This could result in system/program failure or logic errors that could disrupt normal business activities. We have established a formal project with a project office and project team to address this issue and achieve year 2000 readiness.

  The project is focused on four key readiness areas:

  . Internal Infrastructure Readiness, addressing internal hardware, software and non-information technology systems;

  . Supplier Readiness, addressing the preparedness of those suppliers providing material incorporated into our products;

  .  Product Readiness, addressing product functionality; and

  .  Customer Readiness, addressing customer support and transactional activity.

  For each readiness area, we are systematically performing a global risk assessment, conducting testing and remediation (renovation and implementation), developing contingency plans to mitigate unknown risk, and communication with employees, suppliers and customers to raise awareness of the Year 2000 problem.

  Internal Infrastructure Readiness Program. We are conducting an assessment of internal applications and computer hardware. Some software applications have been made Year 2000 compliant, and resources have been assigned to address other applications based on their criticality and the time required to make them Year 2000 compliant. All software remediation is scheduled to be completed no later than September 30, 1999. The Year 2000 compliance evaluation of hardware, including network fabric, telecommunications equipment, workstations and other items is nearing completion.

  In addition to applications and information technology hardware, we are testing and developing remediation plans for facilities and other operations.

  Supplier Readiness Program. This program focuses on minimizing the risks associated with suppliers in two areas: (1) a supplier's business capability to continue providing products and services; and (2) a supplier's product integrity. We have identified and contacted key suppliers based on their relative risks in these two areas. To date, we have received responses from more than 95% of our key suppliers, most of which indicate that they are in the process of developing and implementing remediation plans. Based on our assessment of each supplier's progress to adequately address the Year 2000 issue, we have developed a supplier action list and contingency plans. We will revisit key suppliers during the third calendar quarter of 1999 to ensure that supplier commitments have been met. Alternate sources are being investigated for those few vendors that we have identified as high risk, and such alternative sources are expected to be in place by November 1, 1999. We have identified certain key components of our products and will increase our inventory level of these items during the fourth calendar quarter of this year. We anticipate all of these items to be usable in our products, and therefore we do not expect such additional inventory purchases to have a material adverse effect on our financial condition.

  Product Readiness Program. This program focuses on identifying and resolving Year 2000 issues existing in our products. The program encompasses a number of activities including testing, evaluation, engineering and manufacturing implementation. Sematech is a consortium of integrated circuit manufacturers that provides guidelines to equipment suppliers to the semiconductor industry. We have adopted the Sematech guidelines known as Year 2000 readiness testing scenarios as the baseline for our product testing. We believe that the use of these scenarios should enable our products to meet standards that we believe are generally accepted across the computer industry for Year 2000 readiness. The testing, and subsequent remediation, of our products to meet the Sematech guidelines has not had a material adverse impact on our operations. As of the fourth calendar quarter of 1998, we believe that all of our products then in production met the Sematech guidelines for Year 2000 readiness. Our customers were notified of known risks and remediation plans in the third calendar quarter of 1998. All customer equipment that is covered by warranty or contract will be retrofitted by the third calendar quarter of 1999.

  Customer Readiness Program. This program is focused on customer support, including the coordination of retrofit activity, and developing contingency plans where appropriate, as well as the ability of our customers to continue to conduct business with us. We are actively working with our customers in this effort and anticipate completing this program in the third calendar quarter of 1999.

  In addition to the above programs, we have identified "worst case" scenarios and developed appropriate contingency plans. The most reasonably likely worst case scenario is a breakdown of general infrastructure, such as widespread power failures. We have investigated most of our exposure in this area and do not consider the foregoing a high risk. However, we have prepared for short-term public service interruptions as part of our existing disaster recovery plan. The plan consists of utilizing emergency power supplies, employing remote storage facilities for copies of our vital records and using off-site backup computer systems provided by an independent service supplier. To aid our customers, emergency response teams are being formed within our organization to respond to any unexpected product issues that may arise as a result of our or any third party's failure to be Year 2000 compliant. We are selecting people for these teams who were trained in troubleshooting all aspects of our products. We expect these teams to be formed by November 1, 1999.

  We estimate that total Year 2000 incremental costs will be approximately $200,000. Through March 31, 1999, we have spent approximately $110,000 to address the Year 2000 issue. We are continuing our assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

  Since the programs described in this section are ongoing, all potential Year 2000 complications may not have yet been identified. Therefore, the potential impact of these complications on our financial condition and results of operations cannot be determined at this time. If computer systems used by us or our suppliers, products provided to us by our suppliers, or the software applications of hardware used in systems manufactured or sold by us, fail or experience significant difficulties related to the Year 2000 issue, our results of operations and financial condition could be materially adversely affected. We could incur delays in producing and delivering products to our customers, which could result in order cancellations and lost revenue and profits. We believe the likelihood of losing revenue and profits from difficulties resulting from Year 2000 issues is low.

Inflation

  The impact of inflation on our business has not been material for the fiscal years ended March 31, 1997, 1998 and 1999.


Recently Issued Accounting Pronouncements

  In June 1998, the FASB issued Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133"). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. We currently do not hold any derivative instruments that will be affected by the adoption of SFAS No. 133.

                                 RISK FACTORS

The forward-looking statements contained in this Form 10-K are based on our predictions of future performance. As a result, you should not place undue reliance on these forward-looking statements. This Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under Exhibit 99.1 "Risk Factors" and elsewhere in this Form 10-K and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this Form 10-K will in fact occur.

 . We have had significant net losses and we anticipate losses to continue. We have not reported net income since the first quarter of fiscal 1998. We reported a net loss for fiscal 1999 of $15.7 million and for fiscal 1998 of $1.0 million. Due to the current downturn in the semiconductor industry and the related downturn in the semiconductor capital equipment industry, weak economic conditions in the Asia Pacific region, including Japan, and other factors, we expect to remain unprofitable at least through the end of calendar 1999. We cannot predict how long we will continue to experience significant net losses or when we will become profitable.

 . Our performance is affected by the cyclicality of the semiconductor device industry which may, from time to time, lead to decreased demand for our products. The current downturn in the semiconductor industry has had a material adverse effect on our recent operating results. Our business depends upon the capital expenditures of semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is cyclical and has historically experienced periodic downturns, which have often resulted in a decrease in the semiconductor industry's demand for capital equipment, including process control metrology systems. There is typically a six to twelve month lag between changes in the semiconductor industry and the related impact on the level of capital expenditures. In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor industry revenues. The semiconductor industry experienced downturns in 1998 and 1996, during which industry revenues declined by an estimated 8.4% and 6.4%, respectively, as reported by Dataquest. Dataquest forecasts that sales of semiconductor capital equipment will decrease by approximately 1.7% in calendar 1999 as compared to calendar 1998.

 . Our quarterly operating results have historically and may, in the future, vary significantly. This may result in volatility in the market price for our shares.

 . Our largest customers have historically accounted for a significant portion of our revenues. Accordingly, our business may be adversely affected by the loss of, or reduced purchases by, one or more of our large customers.

 . We operate in the highly competitive semiconductor capital equipment industry and compete against larger companies.

 .  Competitive conditions in our industry may require us to reduce our prices.

 . We encounter difficulties in soliciting customers of our competitors because of high switching costs in the markets in which we operate.

 . Our business may be adversely impacted as a result of our substantial leverage, which requires the use of a substantial portion of our excess cash flow and may limit our access to additional capital.

 . A breach of any of the restrictive covenants in our senior notes indenture or our bank credit facility could result in a default under our senior note indenture and/or our bank credit facility. If the bank accelerates all amounts owing under the bank credit facility because of a default under the bank credit facility and we are unable to pay such amounts, the bank has the right to foreclose on our assets, including the capital stock pledged as security under our bank credit facility.

 . Our future growth depends on our ability to develop new and enhanced products for the semiconductor industry. We cannot assure you that we will be successful in our product development efforts or that our new products will gain general market acceptance.

 . Rapid technological changes in our industry will require us to continually develop new and enhanced products.

 . Our business could be adversely affected if we are unable to protect our proprietary technology or if we infringe on the proprietary technology of others.

 . Protection of our intellectual property rights, or third parties seeking to enforce their own intellectual property rights against us, may result in litigation, the cost of which could be substantial. We are currently involved in litigation regarding our thin-film thickness measuring technology.

 . We will need to be able to attract and retain key personnel with knowledge of instruments used in semiconductor manufacturing processes to help support our future growth. Competition for such personnel in our industry is high.

 . Our operations are characterized by the need for continued investment in research and development and, as a result, our ability to reduce costs is limited.

 . We obtain some of the components and subassemblies included in our systems from a single source or limited group of suppliers, the partial or complete loss of which could have at least a temporary adverse effect on our operations.

 . We are subject to risks associated with manufacturing all of our products at a single facility. Any prolonged disruption in the operations of that facility could have a material adverse effect on our business.

 . We rely upon manufacturers' sales representatives for a significant portion of our sales. A disruption in our relationship with any sales representative could have a material adverse effect on our business.

 . Our net sales and results of operations can be adversely affected by the instability of Asian economies, from which we derive a significant portion of our revenues.

 . We are subject to certain operational, financial, political and foreign exchange risks due to our significant level of international sales.

 . Our failure to identify and remediate all material Year 2000 risks could significantly disrupt our business if we are forced to devote substantial resources to Year 2000 remediation efforts, or if Year 2000 problems among our suppliers or customers cause delays in shipping or receiving products.

 . One of our stockholders, Bain Capital, Inc., will continue to have significant influence over our business, and could delay, deter or prevent a change of control or other business combination.

 . Certain provisions of our charter documents and Delaware law could discourage potential acquisition proposals and could delay, deter or prevent a change in control.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

   As of March 31, 1999, our cash included money market securities. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

   The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows. The estimated fair value of our long-term debt at March 31, 1999 was $69.2 million. The effect of an immediate 10% change in interest rates would not have a material impact on our future operating results or cash flows. Fair values were determined from quoted market prices.

Foreign Currency Exchange Risk

   A substantial portion of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

          The Report of Independent Accountants, and consolidated financial statements required by this Item are included on pages 53 to 71 of this Form 10-K.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

          On July 16, 1998, the Company reported on Form 8-K that the Company's management dismissed Ernst & Young LLP as the Company's independent accountants. Concurrent with such dismissal, the Company engaged PricewaterhouseCoopers LLP as the Company's independent accountants. The decision to dismiss Ernst & Young LLP as the Company's independent accountants was approved by the Board of Directors.

          The reports of Ernst & Young LLP on the Company's consolidated financial statements for each of the two fiscal years in the period ended March 31, 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with the audits of the Company's consolidated financial statements for each of the two fiscal years ended March 31, 1998, there were no disagreements between the Registrant and Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to the matter in their reports.

      There were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) during the two fiscal years ended March 31, 1998.

      The Company requested that Ernst & Young LLP furnish a letter addressed to the Securities and Exchange Commission stating whether Ernst & Young LLP agrees with the above statements. A copy of that letter was attached as
      Exhibit 16.1 to the Form 8-K.

                                    PART III


ITEM 10.  EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

   Executive officers, directors and certain key employees of Therma-Wave are as follows:

             Name                Age                         Position
------------------------------  -----     -----------------------------------------------------
  Allan Rosencwaig............     57     Chairman of the Board and Chief Executive Officer


  Martin M. Schwartz..........     54     President, Chief Operating Officer and Director


  L. Ray Christie.............     55     Vice President, Chief Financial Officer and Secretary


  David Mak...................     41     Vice President, Factory Operations


  Jon L. Opsal................     57     Vice President, Research and Development


  Raymond Osofsky.............     48     Vice President, Engineering


  W. Lee Smith................     49     Vice President, Strategic Marketing


  David Willenborg............     48     Vice President, Marketing/Software Projects


  G. Leonard Baker, Jr........     56     Director


  David Dominik...............     41     Director


  Adam W. Kirsch..............     37     Director


   Allan Rosencwaig co-founded Therma-Wave in January 1982 and has served as its Chairman and Chief Executive Officer since that time. In addition, Dr. Rosencwaig served as President from January 1982 to April 1998 and from May 1994 to August 1998. Prior to founding Therma-Wave, Dr. Rosencwaig was a Group Leader at the Lawrence Livermore National Laboratory from 1977 to 1982 and a Member of Technical Staff at AT&T Bell Laboratories from 1969 to 1977. Dr. Rosencwaig holds Bachelor of Science, Master of Science and Ph.D. degrees in physics from the University of Toronto.

   Martin M. Schwartz joined Therma-Wave in August 1998 as its President, Chief Operating Officer and Director. Mr. Schwartz served as a director, President and Chief Executive Officer of Southwall Technologies Inc. from May 1994 to March 1998. From April 1988 to May 1994, he served as Vice President, Operations of Southwall. From July 1974 to April 1988, Mr. Schwartz served in various positions at Raychem Corporation, including Director of Operations. From 1967 to 1974, he served in various positions at Standard Oil of California. Mr. Schwartz holds a Bachelor of Science in engineering and a Master of Science in chemical engineering from Cornell University and a Masters of Business Administration degree in management and finance from California State University, San Francisco.

  L. Ray Christie joined Therma-Wave in August 1998 as its Vice President, Chief Financial Officer and Secretary. From April 1996 to July 1998, Mr. Christie has served as the Vice President, Chief Financial Officer and Secretary of Southwall, and from February 1990 to November 1993, as controller for Southwall. From November 1993 to March 1996, he served in various positions with a subsidiary of California Microwave, Inc., including Vice President Finance and Administration. From June 1981 to January 1990, he served as controller of the Farinon Division of Harris Corporation. From May 1969 to June 1981, he served in various positions of Potlatch Corporation, including controller of their Packaging Division.

  David Mak joined Therma-Wave in October 1992 and has served as its Vice President, Factory Operations since November 1996. Mr. Mak has also served as the Manufacturing Manager and Director of Manufacturing. Prior to joining Therma-Wave, Mr. Mak served in a variety of positions at Tencor Instruments, including Manufacturing Engineering Manager, Mechanical Design Engineering Manager, and Project Manager. Mr. Mak also served as Senior Mechanical Engineer for Priam Corp., Advisory Engineer for Optimem, and Product Engineer for Memorex Corp. Mr. Mak holds a Bachelor of Science degree in mechanical engineering from the Polytechnic Institute of New York.

  Jon L. Opsal joined Therma-Wave in September 1982 and has served as its Vice President, Research and Development since June 1994. Mr. Opsal has served in several research and management positions since that time, including Senior Scientist, Manager of Analytical Software, Manager of the Physics Department, Manager of Research and Development Director of Research and Development. Prior to joining Therma-Wave, Dr. Opsal was a physicist at the Lawrence Livermore National Laboratory from 1978 to 1982 and a Research Associate and Assistant Professor at Michigan State University from 1974 to 1978. Dr. Opsal holds a Bachelor of Arts degree in physics and mathematics from Eastern Washington University and Master of Science and Ph.D. degrees in physics from Michigan State University.

  Ray Osofsky joined Therma-Wave in 1993 and has served as Vice President, Engineering since November 1998. Mr. Osofsky has also served as the Director of Engineering, Director of Opti-Probe Engineering and Opti-Probe Manager. From 1985 to 1993, Mr. Osofsky was employed by KLA Instruments Corp., most recently as Director of Engineering. Mr. Osofsky holds a Bachelor of Science in electrical engineering from the University of California at Davis and a Master of Science in computer engineering from Santa Clara University.

  W. Lee Smith joined Therma-Wave in March 1983 and has served as its Vice President, Strategic Marketing since June 1995. Mr. Smith has also served as its Research Group Leader, Applications Manager, Director of Applications, Vice President, Product Development and Vice President, Marketing. From 1976 to 1983, Dr. Smith was a physicist and Nonlinear Optics Group Leader at the Lawrence Livermore National Laboratory. Dr. Smith holds a Bachelor of Science degree in physics from North Carolina State University and a Ph.D. in physics from Harvard University.

  David Willenborg co-founded Therma-Wave with Dr. Rosencwaig in January 1982 and has served as its Vice President, Marketing/Software Projects since October 1998. Mr. Willenborg has also served as Director of Engineering, Vice President, Engineering, Vice President, Technology and Vice President, Marketing. Prior to founding Therma-Wave, Mr. Willenborg was an engineer at the Lawrence Livermore National Laboratory from 1975 to 1982 and at McDonnell-Douglas Aerospace from 1972 to 1973. Mr. Willenborg holds Bachelor of Science and Master of Science degrees in electrical engineering from the University of Illinois.

  G. Leonard Baker, Jr. has served as a Director of Therma-Wave since May 1997. Mr. Baker has been a Managing Director of the General Partner of Sutter Hill Ventures since 1974. Mr. Baker joined Sutter Hill Ventures in 1973, and, prior to that time, was Manager of Product Planning for Europe, Africa and India at Cummins Engine Company, where he also held various manufacturing positions. He serves on the board of several companies primarily in the high-technology area.

  David Dominik has served as a Director of Therma-Wave since May 1997. Mr. Dominik has been a General Partner of Information Partners, L.P. since January 1990 and Managing Director of Information Partners, Inc. since June 1993. In addition, Mr. Dominik has been a Managing Director of Bain Capital, Inc. (''Bain Capital'') since May 1993. Mr. Dominik also serves as a director of Oasis Healthcare Inc., Dynamic Details, Incorporated, Integrated Circuit Systems, Inc., OneSource Information Services, Inc. and several privately held companies.

  Adam W. Kirsch has served as a Director of Therma-Wave since May 1997. Mr. Kirsch has been a Managing Director of Bain Capital since May 1993 and a general partner of Bain Venture Capital since 1990. Mr. Kirsch joined Bain Venture Capital in 1985 as an associate and, prior to joining Bain Venture Capital, Mr. Kirsch was a consultant at Bain & Company where he worked in mergers and acquisitions. He serves on the board of several companies including Brookstone, Inc., Dade Behring Inc. and Wesley Jessen VisionCare, Inc.

  At present, all directors are elected and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. All members of the board of directors set forth herein were elected pursuant to a stockholders agreement that was entered into in connection with the recapitalization. See ''Certain Relationships and Related Transactions.'' There are no family relationships between any of our directors or executive officers. Our executive officers are elected by, and serve at the discretion of, the board of directors.

ITEM 11.  COMPENSATION OF EXECUTIVE OFFICERS

  The following table sets forth information concerning the compensation for fiscal 1999, 1998 and 1997 for our chief executive officer and our four other most highly compensated executive officers at the end of our last fiscal year. For ease of reference, we collectively refer to these executive officers throughout this section as our "named executive officers."


                          Summary Compensation Table

                                                                                          Long-Term
                                                                                         Compensation
                                                Annual Compensation                         Awards
                                           -----------------------------                 ------------
                                                                          Other Annual     Securities
                                    Fiscal                                Compensation     Underlying       All Other
Name and Position                    Year      Salary         Bonus ($)     ($) (1)         Options #     Compensation ($)
----------------------------------------------------------------------------------------------------------------------------
Allan Rosencwaig.................    1999     $429,236       $     --               --             --             $63,245(2)
 Chairman and                        1998      417,508        318,623(3)            --        671,875              54,679(2)
 Chief Executive Officer             1997      332,846        243,989(4)            --             --               1,898(5)


Martin M. Schwartz (6)...........    1999     $161,042             --               --        200,000                  --
 President and
 Chief Operating Officer


Jon L. Opsal.....................    1999     $192,532       $     --               --             --             $ 1,262(7)
 Vice President,                     1998      186,482         68,247(3)            --        127,656               1,107(7)
 Research and Development            1997      168,184         56,637(4)            --             --                  --


David Willenborg.................    1999     $164,592       $     --               --             --             $ 6,910(7)
 Vice President,                     1998      160,368         52,930(3)            --        100,781               6,063(7)
 Marketing                           1997      154,479         50,778(4)            --             --                  --


David Mak........................    1999     $164,739       $     --               --             --                  --
 Vice President,                     1998      154,830         58,767(3)            --         38,650                  --
 Factory Operations                  1997      143,453         47,523(3)            --             --                  --

-----------
(1) None of the perquisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by each named executive officer. Does not include amounts received by the named executive officers during fiscal 1998 from our prior owner. See "Certain Relationships and Related Transactions--Payments to Executive Officers."
(2) Includes insurance premiums paid by us on behalf of Dr. Rosencwaig of $9,669 and $7,671 for fiscal 1998 and fiscal 1999, respectively. The balance represents imputed interest on outstanding borrowings from Therma-Wave.
(3) Reflects bonuses paid to Messrs. Rosencwaig, Opsal, Willenborg and Mak in fiscal 1998 as a result of Therma-Wave achieving certain performance targets in fiscal 1998.
(4) Reflects bonuses paid to Messrs. Rosencwaig, Opsal, Willenborg and Mak in fiscal 1997 as a result of Therma-Wave achieving certain performance targets in fiscal 1997.
(5) Reflects insurance premiums paid by us on behalf of Dr. Rosencwaig.
(6) Mr. Schwartz joined Therma-Wave in August 1998.
(7) Reflects imputed interest on outstanding borrowings from Therma-Wave.

Option Grants in Last Fiscal Year

  The following table sets forth information regarding stock options granted by us to the named executive officers during our last fiscal year. Stock options are generally granted at 100% of the fair value of Therma-Wave's common stock as determined by the board of directors on the date of grant. In reaching the determination of fair value at the time of each grant, the board of directors considers a range of factors, including Therma-Wave's current financial position, its recent revenues, results of operations and cash flows, its assessment of Therma-Wave's competitive position in its markets and prospects for the future, the status of Therma-Wave's product development and marketing efforts, current valuations for comparable companies and the illiquidity of an investment in Therma-Wave's common stock.

                              Number of       % of
                             Securities       Total                                               Potential Realizable
                             Underlying      Options                    Market                      Value at Assumed
                               Options     Granted in    Exercise or   Price on                   Annual Rate of Stock
                               Granted       Fiscal      Base Price    Date of    Expiration     Price Appreciation for
           Name                  (a)          Year        ($/Share)   Grant (b)    Date (c)         Option Term (d)
------------------------------------------------------------------------------------------------------------------------
                                                                                                   5%($)        10%($)
                                                                                                 --------     ----------
Allan Rosencwaig...........          --             --           --          --           --           --             --
Martin M. Schwartz (e).....     200,000           62.5%       $4.00       $4.00       8/3/08     $504,000     $1,275,000
Jon L. Opsal...............          --             --           --          --           --           --             --
David Willenborg...........          --             --           --          --           --           --             --
David Mak..................          --             --           --          --           --           --             --

----------------
(a) All options listed in the table vest in five equal installments beginning on the first anniversary of their grant date.
(b) Market price on the date of grant was determined by our board of directors based upon a good faith estimate.
(c) Options will expire on the earlier of 90 days after the date of termination of employment or the date indicated above.
(d) Amounts reflect certain assumed rates of appreciation set forth in the executive compensation disclosure rules of the SEC. Actual gains, if any, on stock option exercises depend on future performance of our stock and overall market conditions. At an annual rate of appreciation of 5% per year for the option term, the price of the Class B common stock would be approximately $6.52 per share. At an annual rate of appreciation of 10% per year for the option term, the price of the Class B common stock would be approximately $10.37 per share.
(e) Mr. Schwartz joined Therma-Wave in August 1998.


Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

  The following table sets forth information for the named executives officers concerning stock option exercises during our last fiscal year and options outstanding at the end of the last fiscal year:

                                                                Number of            Value of
                                                                Securities          Unexercised
                                                                Underlying         In-the-Money
                                                               Unexercised          Options at
                                                                 Options          Fiscal Year End
                                                            at Fiscal Year End        ($) (a)
                                                         ------------------------------------------
                              Shares        Value         Unexercisable/      Unexercisable/
                             Acquired     Realized ($)     Exercisable          Exercisable
            Name            on Exercise
---------------------------------------------------------------------------------------------------
Allan Rosencwaig...........        --           --            0/671,875                  0/0
Martin M. Schwartz (b).....        --           --            200,000/0           $600,000/0
Jon L. Opsal...............        --           --            0/127,656                  0/0
David Willenborg...........        --           --            0/100,781                  0/0
David Mak..................        --           --             0/38,650                  0/0

----------------
(a) Based on an estimated fair market value of the Class B common stock at March 31, 1999.
(b) Mr. Schwartz joined Therma-Wave in August 1998.

Compensation Committee Interlocks and Insider Participation

  We currently do not have a compensation committee. The compensation arrangements for each of our executive officers were established pursuant to the terms of the respective employment agreements between us and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of Bain Capital and each executive officer, except those agreements relating to Messrs. Schwartz and Christie, which were negotiated with Therma-Wave and approved by the board of directors. On a going forward basis, any changes in the compensation arrangements of our executive officers will be determined by the board of directors.


Committees of the Board of Directors

  Our board of directors has one committee, the audit committee. The audit committee makes recommendations to the board of directors regarding the independent auditors to be nominated for election by the stockholders and reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fee payable to the independent auditors and reviews such audit results with the independent auditors. The audit committee is currently comprised of Messrs. Dominik and Baker. PricewaterhouseCoopers LLP presently serves as our independent auditors.


Employment Agreements

  In connection with the recapitalization, we entered into an employment agreement with Dr. Allan Rosencwaig. The employment agreement provides that Dr. Rosencwaig will serve as the Chairman of the Board, President and Chief Executive Officer for a period that will end on the fifth anniversary of the consummation of the recapitalization. In August 1998, however, the board and Dr. Rosencwaig agreed that Mr. Schwartz would be appointed to the position of President. The employment period established under the employment agreement will automatically terminate upon Dr. Rosencwaig's resignation, death or disability or termination for good reason, or upon termination by us, with or without cause. Under the employment agreement, Dr. Rosencwaig will receive:

  . an annual base salary of at least $400,000, subject to annual review by the board and certain annual increases beginning in 1998;

  . an annual bonus based upon our achievement of certain operating targets and the attainment of certain individual goals by Dr. Rosencwaig, each to be determined by the board on an annual basis; and

  .  certain fringe benefits.

  In addition, Dr. Rosencwaig is also entitled to receive a deferred payment in the event we achieve certain operating results. See "Certain Relationships and Related Transactions--Management Equity Purchases."

  If the employment period is terminated by us without cause, by Dr. Rosencwaig for good reason or as a result of his disability, Dr. Rosencwaig will be entitled to receive his then current base salary, a bonus equal to 50% of his base salary and fringe benefits for 30 months following such termination. This 30-month period is referred to herein as the "severance period." If the employment period is terminated by us for cause or if Dr. Rosencwaig resigns without good reason, Dr. Rosencwaig will be entitled to receive his then current base salary through the date of termination. Under the employment agreement, Dr. Rosencwaig has agreed not to:

  .  compete with us during the period in which he is employed by us;

     . disclose any confidential information during the period in which he is employed by us and for five years thereafter;

     . solicit any customer, supplier, licensee, licensor, franchisee or other business relation of ours while he is employed by us, during the severance period and for a period of 30 months thereafter; and

     . solicit or hire any of our management employees for a period of 30 months following the date of termination.

     In addition, Dr. Rosencwaig has agreed to disclose to us any and all inventions, as defined in such employment agreement, relating to our business conceived or learned by him during his employment and acknowledge that such inventions will be our property.

     We also entered into substantially similar employment agreements with Messrs. Willenborg, Smith, Opsal and Lin at the time of the recapitalization and with Messrs. Schwartz and Christie in August 1998. Mr. Lin's employment agreement was terminated in July 1998 in connection with his voluntary resignation. Each of the employment agreements provide that such executive will serve with Therma-Wave in his current position for a period that will end on the fifth anniversary of the consummation of the recapitalization or, in the case of Messrs. Schwartz and Christie, August 2003; provided, however, that each executive's employment period will automatically terminate upon such executive's resignation, death or disability or termination for good reason (as defined therein), or upon termination by Therma-Wave, with or without cause (as defined therein). Under their respective employment agreement, Messrs. Schwartz, Christie, Willenborg, Smith and Opsal will receive:

     . an annual base salary of at least the following, subject to review by the board and our president or chief executive officer:



               Name                            Annual Base Salary
               ----                            ------------------
               Martin M. Schwartz......              $    265,000
               L. Ray Christie.........              $    155,000
               David Willenborg........              $    168,480
               W. Lee Smith............              $    143,859
               Jon L. Opsal............              $    197,077


     . an annual bonus based upon our achievement of certain operating targets and the attainment of certain individual goals by such executive, each to be determined by the board and our president or chief executive officer on an annual basis; and

     .    certain fringe benefits.

     In addition, each executive other than Messrs. Schwartz and Christie is also entitled to receive a deferred payment in the event we achieve certain operating results. See "Certain Relationships and Related Transactions-- Management Equity Purchases."

     If the executive's employment is terminated by us without cause, by such executive for good reason or as a result of his disability, the executive will be entitled to receive his then current base salary, a bonus equal to 30% to 37.5% of base salary and fringe benefits for 15 months or, in the case of Mr. Christie, 6 months following such termination and, in the case of Mr. Schwartz, 15 months if he is terminated after August 3, 2000 and 12 months if he is terminated before such time. Such 6-month, 15-month and 12-month periods are each referred to herein as an "executive severance period." If the executive's employment is terminated by us for cause or if such executive resigns without good reason, such executive will be entitled to receive his then current base salary through the date of termination. Under these employment agreements, each executive has agreed not to:

     .    compete with us during the period in which he is employed by us;

     . disclose any confidential information during the period in which he is employed by us and for all times thereafter;

     . solicit any customer, supplier, licensee, licensor, franchisee or other business relation of ours while he is employed by us, during the applicable executive severance period and for two years thereafter; and

     . solicit or hire any of our employees for a period of five years following the date of termination.

     In addition, each executive has agreed to disclose to us any and all inventions, as defined in such employment agreement, relating to our business conceived or learned by him during his employment with us and acknowledge that such inventions will be our property.


Compensation of Directors

  Directors serving on the board of directors are currently not entitled to receive any compensation for serving on the board. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

Stock Plans

1997 Stock Purchase and Option Plan

     In connection with the recapitalization, our board of directors adopted the Therma-Wave, Inc. 1997 Stock Purchase and Option Plan, or the "1997 Stock Plan," which authorizes the granting of stock options and the sale of Class A common stock or Class B common stock to current or future employees, directors, consultants or advisors of Therma-Wave or its subsidiaries. Under the 1997 Stock Plan, the board is authorized to sell or otherwise issue any class or classes of common stock at any time prior to the termination of the 1997 Stock Plan in such quantity, at such price, on such terms and subject to such conditions as established by board up to an aggregate of 3,000,000 shares of Class A common stock and 3,000,000 shares of Class B common stock, including shares of common stock with respect to which options may be granted, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events. As of March 31, 1999, an aggregate of 1,118,092 shares of Class B common stock, a portion of which is subject to repurchase, were outstanding, and options to purchase an aggregate of 1,354,831 shares of Class B common stock were outstanding, with exercise prices ranging from $4.00 to $15.89 per share, under the 1997 Stock Plan.


1997 Employee Stock Purchase and Option Plan

     On October 31, 1997, the Board of Directors approved the 1997 Employee Stock Purchase and Option Plan, or the "1997 Employee Stock Plan," which authorizes the granting of stock options and the sale of Class A common stock or Class B common stock to current or future employees, directors, consultants or advisors of Therma-Wave or its subsidiaries. The 1997 Employee Stock Plan authorizes the granting of stock options up to an aggregate of 689,375 shares of Class A common stock and 689,375 shares of Class B common stock, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events.

     Options to purchase an aggregate of 376,255 shares of Class B common stock were outstanding as of March 31, 1999 under the 1997 Employee Stock Plan. Such options will vest and become exercisable in four equal installments beginning on the first anniversary of the grant date and continuing thereafter on an annual basis. Unvested options will terminate in the event that the optionee ceases to be employed with Therma-Wave and vested but unexercised options will terminate immediately if the optionee is terminated for cause or after 30 days, or such other period as may be specified in any particular option agreement, if the optionee ceases to be employed by Therma-Wave for any other reason. As of the date of this Form 10-K, most of our option agreements provide that options will immediately terminate after 90 days if the optionee ceases to be employed by Therma-Wave for any reason other than cause. All of the options granted have an exercise price equal to the fair market value of the Class B common stock on the date of grant.


1997 Special Employee Stock Purchase and Option Plan

     On October 31, 1997, our board of directors approved the 1997 Special Employee Stock Purchase and Option Plan, or the "1997 Special Employee Stock Plan," which authorizes the granting of stock options and the sale of Class A common stock or Class B common stock to current or future employees, directors, consultants or advisors of Therma-Wave or its subsidiaries. The 1997 Special Employee Stock Plan authorizes the granting of stock options up to an aggregate of 53,125 shares of Class A common stock and 53,125 shares of Class B common stock, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events.

     Options to purchase an aggregate of 47,000 shares of Class B common stock were outstanding as of March 31, 1999 under the 1997 Special Employee Stock Plan. Such options will vest and become exercisable in four equal installments beginning on the first anniversary of the grant date and continuing thereafter on an annual basis. Unvested options will terminate in the event that the optionee ceases to be employed by Therma-Wave and vested but unexercised options will terminate immediately if the optionee is terminated for cause or after 30 days, or such other period as may be specified in any particular option agreement, if the optionee ceases to be employed by Therma-Wave for any other reason. As of the date of this Form 10-K, most of our option agreements provide that options will immediately terminate after 90 days if the optionee ceases to be employed by Therma-Wave for any reason other than cause. All of the options granted have an exercise price equal to the fair market value of the Class B common stock on the date of grant.

     The 1997 Special Employee Stock Plan and the 1997 Employee Stock Plan are referred to herein as the "1997 Plans."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding our beneficial ownership as of March 31, 1999 by:

     . each person or entity known to us to own more than 5% of any class of outstanding voting securities; and

     . each of our directors, each named executive officer and all of our directors and executive officers as a group.

To our knowledge, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

                                                                          Shares Beneficially Owned
                                                  -----------------------------------------------------------------------
                                                     Class A Common Stock    Class B Common Stock    Class L Common Stock
                                                  -----------------------------------------------------------------------
                                                    Number of  Percentage   Number of  Percentage   Number of  Percentage
Name and Address                                     Shares     of Class     Shares     of Class     Shares     of Class
-------------------------------------------------------------------------------------------------------------------------
Principal Stockholders:
Bain Capital Funds (1).  .......................  5,536,948        61.0%         --          --%    615,217        61.0%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, Massachusetts 02116
Sutter Hill Ventures (2)  ......................  1,642,382        18.1          --          --     182,487        18.1
 755 Page Mill Road
 Palo Alto, California 94304
Toray Industries, Inc. (3)  ....................    980,818        10.8          --          --      44,630         4.4
 8-1, Mihama 1-chome
 Urayasu, Chiba 279, Japan
Shimadzu Corporation (4)  ......................    287,207         3.2          --          --      13,069         1.3
 1, Nishinokyo-Kuwabaracho
 Nakagyo-ku, Kyoto 604, Japan

Directors and Executive Officers:
Allan Rosencwaig (5)  ..........................    993,279        10.9   1,343,750        75.1     110,364        10.9
Martin M. Schwartz (6)  ........................         --          --          --          --          --          --
Jon L. Opsal (7)  ..............................     23,427           *     255,312        20.5       2,603           *
David Willenborg (8)  ..........................    128,299         1.4     201,562        16.5      14,255         1.4
David Mak (9)  .................................         --          --      77,298         6.7          --          --
G. Leonard Baker, Jr. (10)  ....................  1,642,382        18.1          --          --     182,487        18.1
David Dominik (11)  ............................  1,629,806        18.0          --          --     181,090        18.0
Adam W. Kirsch (11)  ...........................  1,629,806        18.0          --          --     181,090        18.0
All directors and executive officers as a group
 (11 persons)  .................................  4,457,931        49.1   2,105,250        96.9     495,325        49.1

___________
*    Less than one percent.
(1) Includes: 1,084,115 shares of Class A common stock and 120,457 shares of Class L common stock held by Bain Capital Fund V, L.P. ("Fund V"); 2,823,028 shares of Class A common stock and 313,670 shares of Class L common stock held by Bain Capital Fund V-B, L.P. ("Fund V-B"); 648,340 shares of Class A common stock and 49,155 shares of Class L common stock held by BCIP Associates ("BCIP"); and 981,466 shares of Class A common stock and 131,935 shares of Class L common stock held by BCIP Trust Associates, L.P. ("BCIP Trust" and Fund V, Fund V-B and BCIP have been defined herein as the "Bain Capital Funds"). Does not include shares subject to the stockholders agreement or the voting agreement. See "Certain Relationships and Related Transactions--Stockholders Agreement" and "Certain Relationships and Related Transactions--Voting Agreement.
(2) Also includes shares held by certain affiliates and related parties of Sutter Hill.
(3)  The 980,818 shares of Class A common stock included in the table represent:
     (i) 401,668 shares of Class A common stock; and (ii) 579,150 shares of preferred stock, which are immediately convertible into an equal number of shares of Class A common stock at the option of the holder thereof. A portion of each class of the listed shares are held by Toray Industries (America), Inc., a wholly owned subsidiary of Toray Industries, Inc.

(4)  The 287,207 shares of Class A common stock included in the table represent:
     (i) 117,618 shares of Class A common stock; and (ii) 169,589 shares of preferred stock, which are immediately convertible into an equal number of shares of Class A common stock at the option of the holder thereof.
(5) The 1,343,750 shares of Class B common stock included in the table represent: (i) 671,875 shares of Class B common stock, which are subject to vesting; and (ii) 671,875 shares of Class B common stock that can be acquired upon the exercise of outstanding options. The address of Dr. Rosencwaig is c/o Therma-Wave, Inc., 1250 Reliance Way, Fremont, California 94539.
(6)  Mr. Schwartz joined Therma-Wave in August 1998.
(7)  The 255,312 shares of Class B common stock included in the table represent:
     (i) 127,656 shares of Class B common stock, which are subject to vesting; and (ii) 127,656 shares of Class B common stock that can be acquired upon the exercise of outstanding options.
(8)  The 201,562 shares of Class B common stock included in the table represent:
     (i) 100,781 shares of Class B common stock, which are subject to vesting; and (ii) 100,781 shares of Class B common stock that can be acquired upon the exercise of outstanding options.
(9)  The 77,298 shares of Class B common stock included in the table represent:
     (i) 38,649 shares of Class B common stock, which are subject to vesting; and (ii) 38,649 shares of Class B common stock that can be acquired upon the exercise of outstanding options.
(10) Mr. Baker is a Managing Director of the General Partner of Sutter Hill. As a result, the shares of Class A common stock and Class L common stock acquired by Sutter Hill may be deemed to be beneficially owned by Mr. Baker, who disclaims beneficial ownership of any such shares in which he will not have a pecuniary interest. The address of Mr. Baker is c/o Sutter Hill Ventures, 755 Page Mill Road, Palo Alto, California 94304.
(11) Messrs. Dominik and Kirsch are each general partners of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of such persons is c/o Bain Capital, Inc., Two Copley Place, Boston, Massachusetts 02116.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Recapitalization Agreement

     On December 18, 1996, the Bain Capital Funds and Toray Industries, Inc., Toray Industries (America), Inc. and Shimadzu Corporation and Therma-Wave entered into a recapitalization agreement. Toray Industries (America) and Shimadzu Corporation are collectively referred to herein as the "Existing Stockholders." The recapitalization was effected on May 16, 1997. Pursuant to the recapitalization agreement:

     . we redeemed from the Existing Stockholders approximately 86.6% of their existing shares of the common stock of Therma-Wave for approximately $96.9 million in cash;

     . the Bain Capital Funds and Sutter Hill purchased shares of our common stock for an aggregate purchase price of $16.8 million in cash;

     . the Existing Stockholders converted all of their shares of common stock not otherwise redeemed for newly authorized and issued shares of our preferred stock, Class L common stock and Class A common stock; and

     . the Bain Capital Funds and Sutter Hill converted all of their shares of common stock for newly authorized and issued shares of Class L common stock and Class A common stock.

     As part of the recapitalization, we also repaid substantially all of our outstanding borrowings under existing loan agreements and paid fees and expenses related to the financing of the recapitalization. We used approximately $150.0 million to complete the recapitalization, including the payment of related fees and expenses. In order to finance the recapitalization, we:

     . issued $115.0 million in aggregate principal amount of 10/5//8% senior notes due 2004;

     . received an equity contribution of $20.0 million in cash from the Bain Capital Funds, Sutter Hill and members of our senior management team, including Dr. Allan Rosencwaig, Anthony W. Lin, W. Lee Smith, David Willenborg and Jon L. Opsal; and

     . converted equity securities received from the Existing Stockholders having a value of $15.0 million for purposes of the recapitalization into shares of preferred stock and common stock.

     The Existing Stockholders have jointly agreed to indemnify Therma-Wave, the Bain Capital Funds and Sutter Hill for any and all losses with respect to taxes for all taxable periods prior to March 31, 1996 and any breach of the representation relating to taxes in the recapitalization agreement, subject to the limitations set forth in the recapitalization agreement. In addition, we agreed to indemnify the Existing Stockholders against any and all losses arising out of:

     .    any employee benefit plan of Therma-Wave;

     . the severance of any employee of Therma-Wave or its subsidiaries on or after the closing date; and

     .    subject to certain exceptions, violations of environmental laws.

     In addition, the Existing Stockholders have agreed for a period of three years after the closing date of the recapitalization not to compete with us in the business of manufacturing, marketing or selling:

     . measuring equipment used for material characterization, such as ion implantation monitoring or measurements in metal films;

     .    thin film measurement equipment; or

     .    equipment that utilizes our intellectual property.

     The Existing Stockholders have also agreed for a period of two years after the closing date not to solicit the employment of our employees without the prior written consent of the Bain Capital Funds.


Management Equity Purchases

     Bain Capital's investment strategy includes providing senior management with the opportunity to acquire a significant equity interest in its acquired businesses. Bain Capital believes that significant equity ownership increases management's commitment and better aligns the two parties' interests. Accordingly, at the time of the recapitalization, each of our executive officers was given the opportunity to participate in the recapitalization. To do so, each was required to enter into an executive stock agreement with us. In general, the terms of the stock agreements establish the relative rights and obligations between Therma-Wave, the management investors and Bain Capital and the other investors. Pursuant to these stock agreements, we:

     . sold shares of Class L common stock and Class A common stock to the executives at the same price per share as paid by the Bain Capital Funds, which are referred to herein as the "Rollover Stock";

     . sold shares of Class B common stock to the executives at the same price per share as paid by the Bain Capital Funds, which are subject to vesting over a five year period and are referred to herein as the "Time Vesting Stock"; and

     . granted options to the executives to acquire shares of Class B common stock, which were divided into five equal tranches with the exercise prices of $8.93, $10.68, $12.43, $14.18 and $15.89 per share, respectively.

     The following table summarizes the shares of capital stock purchased by, and the number of options granted to, our executive officers under the stock agreements:

                              No. of Shares Purchased
                        ---------------------------------
                           Class A    Class B    Class L                       No. of
                           Common     Common     Common        Aggregate       Options
Name                        Stock      Stock      Stock        Purchase        Granted
                                                                 Price
---------------------------------------------------------------------------------------
Allan Rosencwaig.         993,279     671,875    110,364     $2,497,608        671,875
Anthony W. Lin (1).        40,588     127,656      4,510        125,611        127,656
Jon L. Opsal.              23,427     127,656      2,603         85,183        127,656
W. Lee Smith.              40,738     100,781      4,526        119,636        100,781
David Willenborg.         128,299     100,781     14,255        325,890        100,781

     ____________
(1) Mr. Lin purchased 25,531 shares of vested Class B common stock upon his resignation from Therma-Wave. We repurchased the remainder of his unvested shares and cancelled all of his outstanding options. As of March 31, 1999, Mr. Lin also holds 40,588 and 4,510 shares of Class A common stock and Class L common stock, respectively.

     Substantially all of the purchase price for such shares was funded by cash payments received by each executive officer from Toray in satisfaction of Toray's obligations under a pre-existing equity incentive arrangement with such executive officer. See "Certain Relationships and Related Transactions-- Payments to Executive Officers."

     Set forth below is a summary of the material terms of the stock agreements:

     Exercisability and Vesting.   The options granted under the stock
agreements were immediately exercisable at the exercise prices listed above. The shares of Class B common stock issuable upon the exercise of such options will vest, regardless of whether the option has been exercised, on May 16, 2002 provided that the executive officer has been continuously employed by Therma-Wave during such period. The shares of Class B common stock that are issuable upon the exercise of the options are referred to herein as the "Option Shares." In addition, some or all of such shares of Class B common stock are subject to earlier vesting upon certain events, including all of such shares vesting immediately on a sale of Therma-Wave.

     Exercise Price and Form of Payment.   The aggregate exercise price for all
the options granted to these executives under the stock agreements is approximately $16.6 million. To date, none of the options granted under the stock agreements have been exercised. Under the stock agreements, each executive officer is entitled to pay the exercise price for his options through the issuance of a promissory note to us. Under the terms of their respective employment agreements, each of the executive officers is entitled to receive a deferred payment in an amount that is sufficient to repay the outstanding principal of such promissory note if our cumulative earnings before interest, taxes, depreciation and amortization from May 16, 1997 through May 16, 2002 is equal to or greater than $177 million. In the event an executive officer elects to pay the exercise price for his options with a promissory note, the promissory note will be full recourse and the executive's obligation will not be in any way altered if we do not achieve the operating results referred to in the preceding sentence. The promissory note will be repayable upon the earliest of:

     .    the consummation of a sale of Therma-Wave;

     .    the later of (a) the fifth anniversary of its date and (b) the date which is two weeks after the effectiveness of a registration statement filed under the Securities Act as a result of the exercise of demand registration rights granted to such executive officers;

     .    the termination of the executive officer's employment with Therma-
          Wave;

     .    the tenth anniversary of its date; or

     . the date such executive officer violates the non-competition provision of his employment agreement.

The promissory note will bear interest at the lesser of:

     .    the applicable federal rate at such time or

     . the highest rate permitted by applicable law, and will be payable at such time as the principal under the note is due.

The executive officer will be required to immediately repay the promissory note to the extent of any net proceeds received from:

     .    any cash dividends on the Option Shares;

     .    any proceeds from the transfer of the Option Shares; and

     . any deferred payments under such executive officer's employment agreement.

     Repurchase Option.   The stock agreements grant us the right to repurchase
the shares of common stock held by the executive officer, including shares received upon the exercise of options, in the event that the executive officer ceases to be employed by us. The Bain Capital Funds are granted a similar right under the stock agreements in the event that we do not elect to exercise our option with respect to all of such executive's shares. The repurchase option terminates upon the earlier of a sale of Therma-Wave or May 16, 2002. This repurchase option is designed to help us to retain our executive officers by conditioning their equity participation on their continued employment.

     Other Provisions.   The stock agreements also:

     . restrict the transfer of the executive officers' securities, subject to limited exceptions;

     . grant each executive officer the right to participate on a pro rata basis in any sale or other transfer made by the Bain Capital Funds of their shares of common stock to an unaffiliated third party; and

     . require each executive officer to consent to a sale of Therma-Wave approved by holders representing a majority of the shares of common stock held by the Bain Capital Funds.

     The transfer restrictions referenced above terminate upon the earlier of a sale of Therma-Wave or May 16, 2002.


Loans to Executive Officers

     In connection with the recapitalization, we made loans in an aggregate principal amount of $297,931.55 to certain of our executive officers in connection with their purchase of shares of capital stock under the stock agreements. These loans are secured by a pledge of the shares of common stock owned by such executive officers and bear interest at a rate equal to the applicable federal rate at the time of the recapitalization. The loans are payable upon a sale of Therma-Wave or earlier under other similar circumstances.

     In addition, we made loans in May 1997 to such executive officers to pay certain tax liabilities associated with the distribution they received from Toray. Such loans do not bear interest and mature upon the consummation of an "approved sale" of Therma-Wave, which is defined in the stock agreements to include a sale of all or substantially all of our assets determined on a consolidated basis or a sale of all of our capital stock to an independent third party or group of independent third parties, which has been approved by the holders of a majority of the shares of common stock held by the Bain Group, as defined in the stock agreements to include the Bain Capital Funds and Randolph Street Partners. Each loan must be prepaid in the event that such executive officer receives any cash dividends or distributions on the Rollover Stock or any proceeds from the transfer of the Rollover Stock. The loans are secured by a pledge of the Rollover Stock.

     The following table sets forth the amount of each of these loans to the following executive officers:


                                         Amount of Loan
                                     ------------------------
     Name                            Stock Loan    Tax Loan
     ----                            -----------  -----------
     Allan Rosencwaig............     $151,172     $874,000
     Anthony W. Lin..............     $ 28,723     $ 35,663
     Jon L. Opsal................     $ 28,723     $ 20,583
     W. Lee Smith................     $ 22,676     $ 35,790
     David Willenborg............     $ 22,676     $112,723

     All of the foregoing loans were outstanding as of March 31, 1999, except the loans to Mr. Lin, which were repaid in August 1998 in connection with his resignation.


Advisory Agreement

     In connection with the recapitalization, we entered into an Advisory Agreement with Bain Capital, pursuant to which Bain Capital agreed to provide:

     .    general executive and management services;

     . identification, support, negotiation and analysis of acquisitions and dispositions;

     .    support, negotiation and analysis of financial alternatives;

     .    finance, marketing and human resource functions; and

     .    other services agreed upon by Therma-Wave and Bain Capital.

     In exchange for such services, Bain Capital receives:

     . an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly); and

     . a transaction fee in connection with the consummation of each additional acquisition by us of an additional business in an amount equal to 1% of the aggregate transaction value.

In connection with the recapitalization, Bain Capital received a transaction fee of $1.8 million. We paid fees to Bain Capital under the Advisory Agreement of $750,000 in fiscal 1998 and $1.0 million in fiscal 1999. The Advisory Agreement has an initial term of ten years, subject to automatic one-year extensions unless we or Bain Capital provides written notice of termination.


Stockholders Agreement

     In connection with the recapitalization, Therma-Wave, the Bain Capital Funds, Sutter Hill and the Existing Stockholders entered into a stockholders agreement. Bain Capital Funds and their designees that execute a counterpart to the stockholders agreement, including Randolph Street Partners, are referred to herein as the "Bain Group." The stockholders agreement:

     . requires that each of the parties thereto vote all of his voting securities and to take all other necessary or desirable actions to cause the size of the board of directors to be established at five members and to cause five designees of the Bain Capital Funds to be elected to the board of directors;

     . grants Therma-Wave and the Bain Group a right of first refusal on any proposed transfer of shares held by the Existing Stockholders;

     . grants the Existing Stockholders and Sutter Hill certain participation rights in connection with certain transfers made by the Bain Group; and

     . requires the Existing Stockholders and Sutter Hill to consent to a sale of Therma-Wave to an independent third party if such sale is approved by holders representing a majority of the shares held by the Bain Group.

     In addition, we agreed not to issue, sell or otherwise transfer for consideration to any member of the Bain Group or Sutter Hill or any affiliates thereof at any time prior to a registered initial public offering, any shares of common stock, or securities convertible into or otherwise exercisable or exchangeable for common stock or securities containing any profit participation features or options, unless each of the Existing Stockholders is given the opportunity to subscribe for and purchase their pro rata portion of such additional shares at the same price and on the same terms.

     All of the foregoing provisions of the Stockholders Agreement will terminate upon the consummation of an initial public offering registered under the Securities Act.


Interests of Certain Experts

     Randolph Street Partners purchased 84,906 shares of Class A common stock and 9,434 shares of Class L common stock in the recapitalization. In connection therewith, Randolph Street Partners entered into the stockholders agreement and is considered part of the Bain Group under the stock agreements and the registration agreement. Certain partners of Kirkland & Ellis are partners in Randolph Street Partners. Kirkland & Ellis has provided legal services to Therma-Wave and Bain Capital from time to time and expects to continue to do so in the foreseeable future.


Payments to Executive Officers

     In connection with the recapitalization, our executive officers received the following amounts of cash from Toray in satisfaction of Toray's obligations under a pre-existing equity incentive arrangement with such executive officers:

          Name                           Cash
          ----                        ----------
          Allan Rosencwaig......      $2,339,718
          Anthony W. Lin........          95,612
          Jon L. Opsal..........          55,183
          W. Lee Smith..........          95,952
          David Willenborg......         302,207


Voting Agreement

     In connection with the recapitalization, Therma-Wave, the Bain Group, Sutter Hill and certain key employees of Therma-Wave, including our named executive officers, entered into a voting agreement pursuant to which each party thereto agreed to vote his or its voting securities and to take all necessary or desirable actions to cause the size of the board to be set at five directors and to cause three designees of the

Bain Group and Dr. Rosencwaig, as long as he is employed by Therma-Wave, and another management employee of Therma-Wave designated by Dr. Rosencwaig to be elected to the board of directors. The voting agreement terminates by its terms upon the completion of an initial public offering and sale of common stock pursuant to an effective registration statement under the Securities Act.


Option Agreements Among Investors

     At the time of the recapitalization, the Bain Group, Sutter Hill, Antares International Partners, Inc. entered into an option agreement with each of our executive officers that participated in the recapitalization. Bain Group, Sutter Hill and Antares International Partners are referred to herein as the "Investors." Pursuant to these option agreements, the Investors granted these executive officers options to purchase an aggregate of 2,669,750 shares of the Investors' Class A common stock at an exercise price equal to $0.235 per share. Such options become exercisable upon:

     . any sale by the Investors of all or a portion of the shares of Class A common stock or Class L common stock issued to the Investors pursuant to the recapitalization, and

     .    the fifth anniversary of the date of the option agreement.

     The number of options exercisable upon an Investor sale described in the first bullet point or on the fifth anniversary of the option agreements is dependent upon the fair market value of the Investors' investment in shares of Class A common stock or Class L common stock issued pursuant to the recapitalization and the shares of common stock issued to such executive officers in the recapitalization. No options are exercisable until the fair market value of such shares is equal to or greater than $500 million.


Development License Agreement

     In 1992, we entered into a development license agreement with Toray and Shimadzu. The purpose of the development license agreement was to allow the parties to share patents and technology related to:

     .    the entire field of thermal wave technology;

     .    the field of laser technology related to thin film metrology;

     .    the field of optical processing; and

     . any other fields designated by a research and development committee to be formed by the parties, which are collectively referred to herein as the "Field of Research."

     Under the development license agreement:

     . we granted to each of Toray and Shimadzu a royalty-free, non-exclusive license to use our patents and technology related to the Field of Research for the purpose of conducting research and new product development activities in Japan; and

     . Toray and Shimadzu granted to Therma-Wave a royalty-free, non-exclusive license to use those of Toray's and Shimadzu's patents and technology determined to be useful in connection with certain development projects for the purpose of conducting research and new product development activities in the U.S. and Japan.

The development license agreement requires the parties to take certain steps to coordinate their research and development activities. All enhancements, modifications and improvements to certain of our products existing at the time the agreement was entered into will be owned by us, regardless of which party creates such enhancements, modifications and improvements. However, to the extent any such enhancements, modifications and improvements are based upon patents and technology owned by Toray or Shimadzu, we will have to pay a development fee or royalty to those parties. New developments will be jointly owned by the party or parties who created the new development and the party or parties whose patents or technology were used in such new development. The commercialization, marketing and other use of each new development will be governed by the terms of a separate agreement to be entered into by the relevant parties on a case-by-case basis. To date, only one new development agreement has been entered into between the parties, which relates to certain film measurement equipment for a non-semiconductor application.

                                    Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          a.   The following documents are filed as part of the Report on Form
               10-K:

               1. Financial Statements. The following consolidated financial statements of Therma-Wave, Inc. are included in Item 8:

                         Report of Independent Accountants

                         Consolidated Balance Sheets as of March 31, 1998 and
                              1999

                         Consolidated Statements of Operations for the years
                              ended March 31, 1997, 1998, and 1999

                         Consolidated Statements of Mandatorily Redeemable
                              Convertible Preferred Stock and Stockholders' Equity (Net Capital Deficiency) for the years ended March 31, 1997, 1998 and 1999

                         Consolidated Statements of Cash Flows for the years
                              ended March 31, 1997, 1998, and 1999

                         Notes to Consolidated Financial Statements

               2. Financial Statement Schedules. The following consolidated financial statement schedules of Therma-Wave, Inc. are included in Item 14(d):

                         Report of Independent Accountants on Financial
                              Statement Schedule

                         Schedule II Valuation and Qualifying Accounts

                         Schedules other than those listed above have been
                              omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

               3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

          b.   Reports on Form 8-K.

               None.

Exhibit
-------
   No.   Description
   ----  -----------
   *2.1 Recapitalization Agreement, dated as of December 18, 1996, by and among Bain Capital Fund V, L.P., Bain Capital Fund V-B, L.P., BCIP Associates, BCIP Trust Associates, L.P., Toray Industries, Inc., Toray Industries (America), Inc. and Shimadzu Corporation as amended by Amendment No. 1 and Supplement to Recapitalization Agreement, dated May 16, 1997, by and among Therma-Wave, Inc., Toray Industries, Inc., Toray Industries (America), Inc., Shimadzu Corporation and Bain Capital Fund V, L.P., Bain Capital Fund V-B, L.P., BCIP Trust Associates and BCIP Trust Associates, L.P.
   *3.1  Restated Certificate of Incorporation of Therma-Wave.
   *3.2  Amended and Restated By-Laws of Therma-Wave.
   *4.1 Purchase Agreement, dated as of May 16, 1997, by and among Therma-Wave and BT Securities Corporation.
   *4.2 Indenture, dated as of May 15, 1997, by and among Therma-Wave and IBJ Schroder Bank & Trust Company, as trustee.

Exhibit
-------
   No.   Description
   ----  -----------
  *4.3   Form of 10 5/8% Senior Notes.
  *4.4   Form of Series B 10 5/8% Senior Notes.
  *4.5 Registration Rights Agreement, dated as of May 15, 1997, by and among Therma-Wave and BT Securities Corporation, as Initial Purchaser.
 *10.1 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Dr. Allan Rosencwaig.
 *10.2 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and David L. Willenborg.
 *10.3 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and W. Lee Smith.
 *10.4 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal.
 *10.5 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Anthony W. Lin.
 *10.6 Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and Dr. Allan Rosencwaig.
 *10.7 Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and David L. Willenborg.
 *10.8 Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and W. Lee Smith.
 *10.9 Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal.
*10.10 Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and Anthony W. Lin.
*10.11 Stockholders Agreement, dated as of May 16, 1997, by and among Therma-Wave and certain stockholders named therein.
*10.12 Development License Agreement, dated June 12, 1992, by and among Therma-Wave and Therma-Wave K.K., Toray Industries, Inc. and Shimadzu Corporation.
*10.13 New Development Agreement, dated December 22, 1995, by and between Therma-Wave and Toray Industries, Inc.
*10.14 Lease Agreement, dated as of May 26, 1995, by and between Therma-Wave and Sobrato Interests.
*10.15 Advisory Agreement, dated as of May 16, 1996, between Therma-Wave and Bain Capital, Inc.
*10.16 Voting Agreement, dated as of May 16, 1997, between Therma-Wave and certain stockholders named therein.
*10.17 Credit Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent, and certain financial institutions named therein.
*10.18 Pledge Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent.
*10.19 Security Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent.
*10.20   Therma-Wave, Inc. 1997 Stock Purchase and Option Plan.
*10.21 Registration Agreement, dated as of May 16, 1997, between Therma-Wave and the stockholders named therein.
*10.22 Stock Repurchase Agreement, dated as of January 26, 1996, between Toray Industries, Inc. and the key employees of Therma-Wave named therein.
*10.23 Key Employee Stock Agreement, dated as of October 30, 1991 and amended as of December 16, 1994, by and among Toray Industries, Inc., TS Subsidiary Corp., Therma-Wave, Inc. and the key employees named therein.
*10.25 First Amendment to Credit Agreement, dated as of June 30, 1998, between Therma-Wave and Bankers Trust Company, as agent, incorporated by reference to Exhibit 10.1 of Therma-Wave's Quarterly Report on Form 10-Q for the quarter ended July 5, 1998.

Exhibit
-------
   No.   Description
   ----  -----------
 10.26 Employment Agreement, dated as of August 3, 1998, by and between Therma-Wave and Martin M. Schwartz.
 10.27 Employment Agreement, dated as of August 10, 1998, by and between Therma-Wave and L. Ray Christie.
 *21.1   Subsidiaries of Therma-Wave.
  23.1   Report of Ernst & Young LLP, Independent Auditors.
  27.1   Financial Data Schedule.
  99.1   Risk Factors

----------------
* Incorporated herein by reference to the same numbered exhibit to Therma-Wave's Registration Statement on Form S-1 (Registration No. 333-76019).

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of
Therma-Wave, Inc.

  In our opinion, the accompanying consolidated balance sheet as of March 31, 1999 and the related consolidated statements of operations, of mandatorily redeemable convertible preferred stock and stockholders' equity (net capital deficiency) and of cash flows present fairly, in all material respects, the financial position of Therma-Wave, Inc. and its subsidiaries at March 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of March 31, 1998 and for the two years then ended were audited by other independent accountants whose report dated May 1, 1998 expressed an unqualified opinion on these statements.



PricewaterhouseCoopers LLP
San Jose, California
April 27, 1999

                               THERMA-WAVE, INC.
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                                              March 31,
                                                                                                        ---------------------
                                                                                                          1998        1999
                                                                                                        ---------  ----------
ASSETS
Current assets:
 Cash and cash equivalents...........................................................................   $ 20,422   $  20,245
 Accounts receivable, net of allowance for doubtful accounts of $3,016 and $1,911 at March 31, 1998
  and 1999, respectively.............................................................................     22,098      12,180
 Inventory...........................................................................................     21,292      15,369
 Deferred income taxes...............................................................................      7,693       2,254
 Other current assets................................................................................        245       7,505
                                                                                                        --------   ---------
   Total current assets..............................................................................     71,750      57,553
 Property and equipment, net.........................................................................      6,241       4,513
 Deferred financing costs, net.......................................................................      9,956       8,349
 Other assets........................................................................................      1,815       1,937
                                                                                                        --------   ---------
   Total assets......................................................................................   $ 89,762   $  72,352
                                                                                                        ========   =========
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
 (NET CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable....................................................................................   $  4,019   $   4,034
 Accrued liabilities.................................................................................     22,198      20,495
 Deferred revenue....................................................................................      2,111       1,556
 Capital lease obligations, current portion..........................................................         74          74
                                                                                                        --------   ---------
   Total current liabilities.........................................................................     28,402      26,159
Long term debt.......................................................................................    115,000     115,000
Capital lease obligations, long-term portion.........................................................        315         201
Deferred income taxes................................................................................      1,716       2,254
Deferred rent and other..............................................................................        804         362


Commitments and contingencies (Note 6)


Mandatorily redeemable convertible preferred stock, $.01 par value; 1,000,000 shares authorized;
 748,739 shares issued and outstanding at March 31, 1998 and 1999 (aggregate liquidation preference
 of $15,347).........................................................................................     14,515      15,347

Stockholders' equity (net capital deficiency)
 Class A common stock, $.01 par value; 20,000,000 shares authorized; 9,073,532 shares issued and
  outstanding at March 31, 1998 and 1999.............................................................         91          91
 Class B common stock, $.01 par value; 4,000,000 shares authorized; 1,289,785 and 1,118,092 shares
  issued and outstanding at March 31, 1998 and 1999, respectively....................................         13          11
 Class L common stock, $.01 par value; 2,000,000 shares authorized; 1,008,170 shares issued and
  outstanding at March 31, 1998 and 1999.............................................................         10          10
 Additional paid-in capital..........................................................................     20,625      19,754
 Accumulated deficit.................................................................................    (89,686)   (105,416)
 Notes receivable from stockholders..................................................................       (288)       (241)
 Accumulated other comprehensive loss................................................................     (1,755)     (1,180)
                                                                                                        --------   ---------
   Total stockholders' equity (net capital deficiency)...............................................    (70,990)    (86,971)
                                                                                                        --------   ---------
   Total liabilities and stockholders' equity (net capital deficiency)...............................   $ 89,762   $  72,352
                                                                                                        ========   =========

         See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                                  Fiscal Year Ended March 31,
                                                                            ----------------------------------------
                                                                                1997          1998          1999
                                                                            ------------  ------------  ------------
Net revenues.............................................................      $109,493      $115,459      $ 66,207
Cost of revenues.........................................................        49,795        55,683        36,827
                                                                               --------      --------      --------
Gross margin.............................................................        59,698        59,776        29,380
Operating expenses:
  Research and development...............................................        13,050        19,057        15,130
  Selling, general and administrative....................................        22,004        24,589        17,870
  Amortization of goodwill and purchased intangibles.....................         1,275            --            --
  Recapitalization and other non-recurring expenses......................            --         4,188            --
  Expenses relating to operating cost improvements.......................            --            --         1,057
                                                                               --------      --------      --------
Total operating expenses.................................................        36,329        47,834        34,057
                                                                               --------      --------      --------
Operating income (loss)..................................................        23,369        11,942        (4,677)
Other (income) expense:
  Interest expense.......................................................         1,621        12,930        14,060
  Interest income........................................................          (346)         (753)         (651)
  Other (income) expense.................................................           (14)          194            (6)
                                                                               --------      --------      --------
                                                                                 (1,261)      (12,371)      (13,403)
                                                                               --------      --------      --------
Income (loss) before provision for income taxes..........................        22,108          (429)      (18,080)
Provision (benefit) for income taxes.....................................         9,007           604        (2,350)
                                                                               --------      --------      --------
Net income (loss)........................................................      $ 13,101        (1,033)      (15,730)
                                                                               ========
Preferred stock dividends................................................                         738           832
                                                                                             --------      --------
Net loss attributable to common stockholders.............................                    $ (1,771)     $(16,562)
                                                                                             ========      ========

         See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

 CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                      AND
                 STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                      (in thousands, except share data)

                                                                                         Class A                   Class B
                                                              Common Stock             Common Stock              Common Stock
                                  Preferred  Stock
                                Shares       Amount       Shares        Amount      Shares       Amount     Shares        Amount
                              -----------  ----------- -------------  ----------- ------------  ---------- -----------  ----------
Balance at March 31, 1996.....         --  $        --    45,515,339      $    45          --  $       --         --  $         --
Net income....................         --           --            --           --          --          --         --            --
Currency translation
 adjustments..................         --           --            --           --          --          --         --            --


 Comprehensive income.........


Repayment of notes receivable
 from stockholders............         --           --            --           --         --           --         --            --
                              -----------  ----------- -------------  ------------ ----------  ------------ ----------  ----------

Balance at March 31, 1997.....         --           --    45,515,339           45          --          --         --            --
Net loss......................         --           --            --           --          --          --         --            --
Currency translation                                                                                              --            --
 adjustments..................         --           --            --           --          --          --         --            --


 Comprehensive loss...........


Recapitalization
 Transactions:................         --           --     8,614,997            9          --          --         --            --
Conversion of outstanding
Common Stock into shares of
 Class A and Class L Common
 Stock........................         --           --    (8,614,997)          (9)  7,264,236          73         --            --
Conversion of outstanding
 common stock into shares
 of Preferred Stock, Class
 A and Class L Common Stock...    750,000       13,800    (6,101,252)          (6)    509,433           5         --            --


                                                                                             Accumulated
                                                                                               Other
                                                                                Notes         Compre-                   Compre-
                                                     Additional                Receivable     hensive                   hensive
                                    Class L           Paid-In    Accumulated      From         Income                   income
                                  Common Stock        Capital      Deficit    Stockholders     (Loss)       Total       (Loss)
                                                    -----------  -----------  ------------  ----------  ------------  -----------
                                Shares      Amount
                                ------      ------
Balance at March 31, 1996.....     --  $       --   $  60,465    $   (52,028) $       (524) $   (1,055) $      6,903
Net income....................     --          --          --         13,101            --           -        13,101  $    13,101
Currency translation
 adjustments..................     --          --          --             --            --        (383)         (383)        (383)
                                                                                                                      -----------
                                                                                                                      $    12,718
                                                                                                                      ===========
 Comprehensive income.........


Repayment of notes receivable
 from stockholders............     --          --          --             --            --          --           524
                               ------  ----------  ----------    -----------  ------------  ----------  ------------

Balance at March 31, 1997.....                 --  $   60,465    $   (38,927)           --      (1,438)       20,145
Net loss......................                                                                                (1,033) $    (1,033)
Currency translation                           --          --         (1,033)           --
 adjustments..................                 --          --             --            --        (317)         (317)        (317)

                                                                                                                      -----------
 Comprehensive loss...........                                                                                        $    (1,350)
                                                                                                                      ===========

Recapitalization
 Transactions:................                 --      17,102             --            --          --        17,111
Conversion of outstanding
Common Stock into shares of
 Class A and Class L Common
 Stock........................807,138          8          (72)            --            --          --            --
Conversion of outstanding
 common stock into shares
 of Preferred Stock, Class
 A and Class L Common Stock... 56,604           1      (8,100)        (5,700)           --          --       (13,800)

                               THERMA-WAVE, INC.

 CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                      AND
           STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) (Continued)
                       (in thousands, except share data)






                                                                                     Class A                  Class B
                                                             Common                Common Stock            Common  Stock
                                Preferred Stock
                               Shares    Amount        Shares       Amount       Shares      Amount       Shares    Amount
                              --------  --------    -----------   ----------    ---------   --------    ---------  --------
Redemption of Common
Stock.......................        --        --    (39,414,087)         (39)          --         --           --        --
Issuances of Class A, B and
L  Common Stock.............        --        --             --           --    1,290,010         13    1,334,875        13
Conversion of Preferred
Stock into Class A Common
Stock.......................    (1,261)      (23)            --           --        9,853         --           --        --
Recapitalization related
expenses paid by Toray and
Shimadzu....................        --        --             --           --           --         --           --        --
Forgiveness of receivable
from Toray and Shimadzu.....        --        --             --           --           --         --           --        --

Preferred stock dividends...        --       738             --           --           --         --           --        --

Repurchased shares..........        --        --             --           --           --         --      (45,090)       --
                              --------- --------    -----------  -----------    ---------   --------    ---------  --------


Balance at March 31, 1998...    748,739   14,515            --            --    9,073,532         91    1,289,785        13
Net loss....................         --       --            --            --           --         --           --        --
Currency translation
adjustments.................         --       --            --            --           --         --           --        --

  Comprehensive loss........

Preferred stock dividends...         --      832            --            --           --         --           --        --

Repurchased shares..........         --       --            --            --           --         --     (171,693)       (2)
                              --------- --------    ----------   -----------    ---------   --------    ---------  --------

                                748,739  $15,347           --            $--    9,073,532        $91    1,118,092       $11
Balance at March 31, 1999...  ========= ========    ===========  ===========    =========   ========    =========  ========


                                                                                                         Accumu-
                                                                                                         lated
                                                                                                         Other
                                                                                           Notes        Compre-
                                                                                         Receivable      hensive
                                                      Additional                            from         Income
                                      Class L           Paid-In        Accumulated      Stockholders     (Loss)      Total
                                   Common  Stock        Capital          Deficit        ------------     -------   -------
                                                       --------         ---------
                                  Shares    Amount
                                ---------  --------
Redemption of Common
Stock.......................           --        --     (52,835)          (44,026)               --           --    (96,900)
Issuances of Class A, B and
L  Common Stock.............      143,333         1       3,328                --              (299)          --      3,056
Conversion of Preferred
Stock into Class A Common
Stock.......................        1,095        --          23                --                --           --         23
Recapitalization related
expenses paid by Toray and
Shimadzu....................           --        --       2,888                --                --           --      2,888
Forgiveness of receivable
from Toray and Shimadzu.....           --        --      (1,425)               --                --           --     (1,425)

Preferred stock dividends...           --        --        (738)               --                --           --       (738)

Repurchased shares..........           --        --         (11)               --                11           --         --
                                ---------  --------    --------         ---------       -----------      -------   --------

Balance at March 31, 1998...    1,008,170        10      20,625           (89,686)             (288)      (1,755)   (70,990)
Net loss....................           --        --          --           (15,730)               --           --    (15,730)
Currency translation
adjustments.................           --        --          --                --                --          575        575

   Comprehensive loss.......

Preferred stock dividends...           --        --        (832)               --                --           --       (832)

Repurchased shares..........           --        --         (39)               --                47           --          6
                                ---------  --------    --------         ---------       -----------      -------   --------
Balance at MArch 31, 1999...    1,008,170   $    10    $ 19,754         $(105,416)           $ (241)     $(1,180)  $(86,971)
                                =========  ========    ========         =========       ===========      =======   ========

                                    Compre-
                                    hensive
                                    Income
                                    (Loss)
                                   --------
Redemption of Common
Stock.......................
Issuances of Class A, B and
L  Common Stock.............
Conversion of Preferred
Stock into Class A Common
Stock.......................
Recapitalization related
expenses paid by Toray and
Shimadzu....................
Forgiveness of receivable
from Toray and Shimadzu.....

Preferred stock dividends...

Repurchased shares..........


Balance at March 31, 1998...
Net loss....................       $(15,730)
Currency translation
adjustments.................            575
                                   --------
  Comprehensive loss........       $(15,155)
                                   ========
Preferred stock dividends...

Repurchased shares..........



Balance at March 31, 1999...

         See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                      Year Ended March 31,
                                                                                 -------------------------------
                                                                                   1997       1998       1999
                                                                                 ---------  ---------  ---------
Operating activities:
 Net income (loss).............................................................   $13,101   $ (1,033)  $(15,730)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation.................................................................     1,382      2,102      2,590
  Amortization.................................................................     2,362      1,493      2,004
  Amortization of deferred financing costs.....................................        --      1,385      1,607
  Deferred income taxes........................................................    (2,214)    (2,106)     5,977
  Noncash recapitalization and related expenses................................        --      3,888         --
  Loss on disposal of property, plant and equipment............................        --        400         --
  Changes in assets and liabilities:
    Accounts receivable........................................................    (1,277)    (1,991)     9,918
    Inventories................................................................    (5,006)    (4,956)     4,310
    Other assets...............................................................       (44)        78     (4,136)
    Accounts payable...........................................................       732        (57)        15
    Accrued and other liabilities..............................................     2,572      8,497     (5,368)
    Other long-term liabilities................................................       252        413       (442)
                                                                                  -------   --------   --------
     Net cash provided by operating activities.................................    11,860      8,113        745
                                                                                  -------   --------   --------
Investing activities:
  Purchases of property and equipment..........................................    (1,091)    (2,900)      (862)
  Other........................................................................      (484)        --       (527)
                                                                                  -------   --------   --------
     Net cash used in investing activities.....................................    (1,575)    (2,900)    (1,389)
                                                                                  -------   --------   --------
Financing activities:
  Issuance of Senior Notes.....................................................        --    115,000         --
  Proceeds from notes payable..................................................       250         --         --
  Repayment of notes payable...................................................    (1,435)   (26,934)        --
  Principal payments under capital lease obligations...........................      (190)      (128)      (114)
  Redemption of common stock...................................................        --    (96,900)        --
  Proceeds from issuance of common stock.......................................        --     20,169         --
  Deferred financing costs.....................................................        --    (11,341)        --
  Other........................................................................       141     (1,398)       581
                                                                                  -------   --------   --------
     Net cash (used in) provided by financing activities.......................    (1,234)    (1,532)       467
                                                                                  -------   --------   --------
Net (decrease)/increase in cash and cash equivalents...........................     9,051      3,681       (177)
Cash and cash equivalents at beginning of period...............................     7,690     16,741     20,422
                                                                                  -------   --------   --------
Cash and cash equivalents at end of period.....................................   $16,741   $ 20,422   $ 20,245
                                                                                  =======   ========   ========
Supplementary disclosures:
  Cash paid for interest.......................................................   $ 2,059   $  6,323   $ 12,469
                                                                                  =======   ========   ========

  Cash paid for income taxes...................................................   $10,661   $  2,764   $    293
                                                                                  =======   ========   ========

         See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

          Therma-Wave, Inc. (the "Company") was incorporated in California on March 11, 1986 and reincorporated in Delaware on October 16, 1990 and subsequently amended its certificate of incorporation on May 16, 1997. The Company develops, manufactures, and markets process control metrology systems for use in the manufacture of semiconductors. These systems are based on the Company's proprietary thermal wave and optical technologies. The Company markets and sells its products worldwide to major semiconductor manufacturers.

     Basis of Presentation

          The Company's fiscal year is a 52 to 53-week year ending on the Sunday on or following March 31 of each year. Fiscal years 1997, 1998 and 1999 ended on April 6, 1997, April 5, 1998 and April 4, 1999, respectively. For convenience, the accompanying financial statements have been presented as ending on the last day of the nearest calendar month.

          Certain items previously reported in specific financial statement captions have been reclassified to conform with the March 31, 1999 presentation.

     Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

     Recapitalization

          In December 1996, the Board of Directors approved the Recapitalization Agreement (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, which closed on May 16, 1997, the Company: (i) redeemed from Toray Industries, Inc., ("Toray") and Shimadzu Corporation ("Shimadzu") approximately 86.6% of its outstanding capital stock for $96.9 million; (ii) converted its remaining outstanding capital stock of 6.1 million shares to newly issued shares of preferred stock and common stock; (iii) repaid substantially all of its outstanding borrowings of approximately $26.9 million; (iv) canceled its receivable from Toray and Shimadzu of $1.4 million which was recorded as a reduction of additional paid-in capital; and (v) paid the estimated fees and expenses of approximately $11.3 million related to the Recapitalization. In order to finance the transactions effected by the Recapitalization Agreement, the Company: (i) issued $115.0 million in aggregate principal amount of senior notes in a private debt offering; (ii) received an equity contribution of approximately $20.0 million in cash from an investor group, including investment funds associated with Bain Capital, Inc. ("Bain"), and members of the Company's senior management team; and (iii) converted equity securities of Toray and Shimadzu having a value of $15.0 million into newly issued shares of preferred stock and common stock.

                               THERMA-WAVE, INC.

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

          Sales to customers representing 10% or more of net revenues were as follows:

                                Year Ended March 31,
                               ---------------------
               Customer        1997     1998    1999
               --------        ----     ----    ----
                 A             13%       23%     23%
                 B             10%       --      --
                 C             --        --      18%

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

          Accounts receivable from three customers accounted for approximately 31%, 10% and 9% of total accounts receivable at March 31, 1998. Accounts receivable from three customers accounted for approximately 26%, 12% and 11% of total accounts receivable at March 31, 1999.

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

     Foreign Currency Translations and Transactions

          The Company has determined that the functional currency of its foreign operations is the local foreign currency. The accumulated effects of foreign translation rate changes related to net assets located outside the United States are included as a component of stockholders' equity (net capital deficiency). Foreign currency transaction gains (losses) are included in other income and expense in the accompanying consolidated statements of operations and amounted to $74,000, $(275,000) and $(23,000) for the years ended March 31, 1997, 1998 and 1999.

                               THERMA-WAVE, INC.

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

     Property and Equipment

          Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on the straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense for fiscal years 1997, 1998 and 1999 are $1,382,000, $2,102,000, and $2,590,000,
respectively.

     Long-lived Assets

          The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

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

     Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and has adopted the "disclosure only" alternative described in SFAS No. 123.

                               THERMA-WAVE, INC.

     Income Taxes

          The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Advertising Costs

          The Company expenses advertising and promotional costs, which are not material, as they are incurred.

     Recently Issued Accounting Standards

          In June 1998, the FASB issued Statement on Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. The Company currently does not hold any derivative instruments that will be affected by the adoption of SFAS No. 133.

2.   BALANCE SHEET COMPONENTS

                                                            March 31,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
                                                         (IN THOUSANDS)
Inventory:
 Purchased materials...............................     $ 9,958      $  6,678
 Systems in process................................       7,146         5,302
 Finished systems..................................       4,188         3,389
                                                        -------      --------
                                                        $21,292      $ 15,369
                                                        =======      ========

Property and equipment:
 Laboratory and test equipment.....................     $ 3,786      $  4,096
 Office furniture and equipment....................       5,423         5,766
 Machinery and equipment...........................       1,766         1,816
 Leasehold improvements............................       3,145         3,154
                                                        -------      --------
                                                         14,120        14,832
 Accumulated depreciation and amortization.........      (7,879)      (10,319)
                                                        -------      --------
                                                        $ 6,241      $  4,513
                                                        =======      ========

Accrued liabilities:
 Interest payable..................................     $ 5,074      $  4,932
 Accrued compensation and related expenses.........       4,051         2,313
 Accrued warranty costs............................       6,671         4,733
 Commissions payable...............................       1,389         1,311
 Other accrued liabilities.........................       5,013         7,206
                                                        -------      --------
                                                        $22,198      $ 20,495
                                                        =======      ========

                               THERMA-WAVE, INC.

3.   FINANCING ARRANGEMENTS

     Senior Notes

          The $115.0 million of senior notes ("Senior Notes") issued to finance the Recapitalization are senior unsecured obligations of the Company and will mature on May 15, 2004. Interest on the Senior Notes will accrue at the rate of 10 5/8% per annum and is payable semiannually in cash on each May 15 and November 15 to registered holders at the close of business on May 1 and November 1, respectively, immediately preceding the applicable interest payment date. The Senior Notes are not entitled to the benefit of any mandatory sinking fund and are redeemable at the Company's option in whole at any time or in part from time to time, on and after May 15, 2001, upon not less than 30 nor more than 60 days notice, at specified redemption prices. If the Company completes an initial public offering, with net proceeds equal to or in excess of $25.0 million, the Company is required to make an offer to redeem up to 35% of the aggregate principal amount of the Senior Notes outstanding at a price equal to 110.625% of the principal amount thereof plus accrued and unpaid interest thereon. At any time, or from time to time, if the Company completes one or more equity offerings (not considered an initial public offering) on or prior to May 15, 2000, the Company may, at its option, use the net cash proceeds to redeem up to 35% of the aggregate principal amount of Senior Notes originally issued at a redemption price equal to 110.625% of the principal amount thereof plus accrued and unpaid interest.

          Based upon the terms of the original notes, the Company issued new notes with substantially identical terms as the old notes except that the new notes are registered under the Securities Act and therefore do not bear legends restricting their transfer.

     Bank Credit Facility

          In conjunction with the Recapitalization, the Company entered into the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Bank Credit Facility"), which provided for a revolving credit facility of $30.0 million. During the quarter ended June 30, 1998, the Company entered into the First Amendment to the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Amended Bank Credit Facility"), to have its borrowing availability subject to a borrowing base formula, which provides a maximum revolving credit facility of $30.0 million, and to make certain necessary adjustments to the financial tests and covenants contained therein in light of current market conditions. The Company may borrow amounts under the Amended Bank Credit Facility to finance its working capital requirements and other general corporate purposes. The Amended Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing. At March 31, 1999, there was $3.5 million of an outstanding letter of credit and unused borrowing capacity under the Amended Bank Credit Facility of $17.0 million. The interest rate under the Amended Bank Credit Facility is at the lenders base rate plus 1.25% (9.5% at March 31, 1999).

          At March 31, 1997, the Company had a credit agreement with a Japanese bank for an unsecured, renewable note payable with an outstanding principal balance of $3.8 million and $23.1 million of unsecured long-term debt under four separate loan agreements with banks. These notes payable were repaid in conjunction with the Recapitalization Agreement.

          The fair value of the Company's long-term debt is based on quoted market prices. The estimated fair value of long-term debt is $69,162,000 at March 31, 1999.

                               THERMA-WAVE, INC.

4.   INCOME TAXES

     The domestic and foreign components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

                                            Fiscal Year Ended March 31,
                                      ---------------------------------------
                                         1997          1998          1999
                                      -----------  ------------  ------------
               Domestic...........     $ 19,419     $ (436)       $ (19,016)
               Foreign............        2,689          7              936
                                       --------     ------        ---------
                    Total.........     $ 22,108     $ (429)       $ (18,080)
                                       --------     ------        ---------

  The components of the provision (benefit) for income taxes are as follows (in thousands):

                                               Fiscal Year Ended March 31,
                                      -----------------------------------------
                                            1997          1998           1999
                                      ------------  -------------  ------------
               Current:
                   Federal.........    $ 9,696        $ 2,314       $ (8,344)
                   State...........      1,525            396              4
                   Foreign.........         --             --             13
                                       -------        -------       --------
                                        11,221          2,710         (8,327)
               Deferred:
                   Federal.........     (1,921)        (1,710)         5,807
                   State...........       (293)          (396)            --
                   Foreign.........         --             --            170
                                       -------        -------       --------
                                        (2,214)        (2,106)         5,977
                                       -------        -------       --------
                                       $ 9,007        $   604       $ (2,350)
                                       =======        =======       ========

     A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the statements of operations is as follows:

                                                                                           Fiscal Year Ended
                                                                                 -------------------------------------
                                                                                               MARCH 31,
                                                                                 -------------------------------------
                                                                                    1997        1998          1999
                                                                                 ----------  -----------  ------------
          Provision at statutory rate........................................       35.0%      (35.0)%       (35.0)%
          State taxes, net of federal benefit................................        3.6           --            --
          Amortization of goodwill and purchased intangibles.................        2.0           --            --
          Utilization of net operating loss and credit carryforwards.........       (3.2)          --          (5.5)
          Foreign sales corporations.........................................       (0.9)       (40.5)           --
          Other changes in valuation allowances..............................         --        195.4          26.1
          Other..............................................................        4.2         20.9           1.4
                                                                                    ----       ------        ------
                                                                                    40.7%       140.8%       (13.0)%
                                                                                    ====       ======        ======

     For the year ended March 31, 1999 the Company realized an income tax benefit from the carryback of its net operating loss to recover substantially all income taxes paid during the carryback period. At March 31, 1999, the Company recorded an income tax receivable of $7,351,000 which is included in other current assets.

                               THERMA-WAVE, INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                                          March 31,
                                                                                ------------------------------
                                                                                     1998            1999
                                                                                --------------  --------------
               Deferred tax assets:
                   Accrued costs and expenses.................................        $ 5,935         $ 3,241
                   State taxes................................................            117               1
                   Other......................................................          2,441           3,156
                   Net operating loss and tax credits.........................            491           1,866
                                                                                      -------         -------
                   Total gross deferred tax assets............................          8,984           8,264
               Less: valuation allowance......................................         (1,291)         (6,010)
                                                                                      -------         -------
                   Total gross deferred tax assets............................          7,693           2,254
                                                                                      -------         -------
               Deferred tax liabilities:
                   Deferred revenue on foreign sales..........................         (1,281)         (1,139)
                   Depreciation and amortization..............................             --            (834)
                   Other......................................................           (435)           (281)
                                                                                      -------         -------
                   Net deferred tax liabilities...............................         (1,716)         (2,254)
                                                                                      -------         -------
                   Total net deferred tax assets..............................        $ 5,977         $    --
                                                                                      =======         =======

     The net changes in the total valuation allowance for the years ended March 31, 1998 and 1999 were $800,000 and $4,719,000, respectively. The change in valuation allowance for the year ended March 31, 1998 is primarily due to state income tax temporary differences and foreign net operating losses. At March 31, 1999, management believes it is more likely than not that the net deferred tax assets will not be fully realizable and has provided a full valuation against its net deferred tax assets.

     At March 31, 1999, the Company has net operating loss carryforwards for foreign income tax purposes of approximately $390,000, which expire in varying amounts through 2003.

5.   EXPENSES RELATING TO OPERATING COST IMPROVEMENTS

     On June 22 and September 24, 1998, the Company announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with the Company's current operating environment. All terminated employees were notified of their severance and related benefits at the time the program was announced. This program resulted in a reduction of approximately 100 employees primarily involved in customer service and manufacturing positions. Certain leased facilities and fixed assets were consolidated. Total cash outlays for fiscal 1999 were $832,000. Non-cash charges of $100,000 are primarily for asset write-offs. The balance of $125,000 at March 31, 1999 primarily represents cash payments and will be utilized in fiscal 2000. Expenses relating to operating cost improvements are summarized as follows:

                                      Provision
                                    --------------
                                      Year Ended                      Balance
                                    --------------                 --------------
                                    March 31, 1999    Utilized     March 31, 1999
                                    --------------  -------------  --------------
               Severance...........    $   837         $  762         $   75
               Facilities..........        120             70              50
               Other...............        100            100              --
                                       -------         ------         -------
                                       $ 1,057         $  932         $   125
                                       =======         ======         =======

                               THERMA-WAVE, INC.

6.   COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities under noncancellable operating leases which require the Company to pay maintenance and operating expenses, such as taxes, insurance and utilities. The Company is required pursuant to the terms of a facility lease to maintain a $3,500,000 standby letter of credit.

     Property and equipment includes equipment recorded under capital leases of approximately $895,000 and related accumulated amortization of $506,000 and $620,000 at March 31, 1998 and 1999 respectively.

     Rent expense was approximately $1,524,000, $1,629,000 and $1,661,000 for the fiscal years ended March 31, 1997, 1998 and 1999, respectively.

     At March 31, 1999, future minimum lease payments under capital and noncancellable operating leases are as follows (in thousands):

                                                                      Capital    Operating
                                                                    -----------  ----------
                                                                      Leases       Leases
                                                                    -----------  ----------
               Fiscal Year
                 2000..............................................      $  90      $ 1,378
                 2001..............................................         88        1,165
                 2002..............................................        212        1,180
                 2003..............................................         --        1,229
                 2004..............................................         --        1,191
                 Thereafter........................................         --        2,184
                                                                         -----      -------
                 Future Minimum Lease Payments.....................        390      $ 8,327
                                                                                    =======
                 Less: Amounts Representing Interest...............       (115)
                                                                         -----
                 Present Value of Minimum Lease Payments...........        275
                 Less: Current Portion.............................        (74)
                                                                         -----
                                                                         $ 201
                                                                         =====

     Deferred Bonus Arrangements

          Pursuant to the terms of certain management bonus arrangements, the Company may be obligated to pay up to an aggregate of $12.4 million after May 16, 2002 based upon achieving certain operating results and each employee's continued employment. The Company must achieve a minimum cumulative EBITDA (as defined in such bonus agreements) of $177.0 million for the five year period ended May 15, 2002 in order for the deferred bonus of $12.4 million to be payable. If the Company achieves cumulative EBITDA levels from $133.3 million to $177.0 million for the five year period ended May 15, 2002, a fraction of the deferred bonus is payable based on the amount EBITDA exceeds $133.3 million, up to the maximum deferred bonus amount of $12.4 million. No amounts have been accrued to date as the achievement of the required operating results is not considered probable as of March 31, 1999.

     Legal Proceedings

          On September 3, 1998, the Company was named in a patent infringement suit filed by KLA-Tencor Corporation ("KLA-Tencor"). KLA-Tencor alleged that it patented an aspect of the thin film thickness measuring technology that the Company uses in its Opti-Probe product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. The Company believes none of its products infringe any of the claims of KLA-Tencor's patent and that their infringement allegations are unfounded. The Company intends to vigorously defend its position and expects to prevail.

                               THERMA-WAVE, INC.

     On January 14, 1999, the Company commenced an action against KLA-Tencor for patent infringement with respect to one of the Company's fundamental thin film technology combination patents. The suit seeks damages for patent infringement and a permanent injunction against any future activities undertaken by KLA-Tencor or any third party working in conjunction with them, which infringes on the Company's patent. The suit was filed as a counterclaim in the infringement action initiated by KLA-Tencor and also seeks a declaratory judgment that KLA-Tencor's patent, which the Company was alleged of infringing, is invalid and not infringed by any of the Company's systems.

     There can be no assurances, however, that the Company will prevail in any patent litigation. The Company believes that the outcome of any resultant litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company is involved in various other legal proceedings from time to time arising in the ordinary course of business, none of which management expects to have a material adverse effect on the Company's results of operations or financial condition.

7. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

     Mandatorily Redeemable Convertible Preferred Stock

     The Series A Mandatorily Redeemable Convertible Voting Preferred Stock ("Preferred Stock") has a liquidation preference of $18.40 and is convertible at any time into one share of Class A Common Stock at the option of the holder. Dividends on each share of the Preferred Stock shall be cumulative and accrue at the rate of 6% per annum. The Preferred Stock has a scheduled redemption on May 17, 2004, and is otherwise redeemable by the Company at any time from time after the earlier of (a) June 30, 1998 or (b) an initial public offering. Each share of Preferred Stock is convertible into one share of Class A Common Stock (as adjusted for stock splits, stock dividends, recapitalizations and similar transactions). The Preferred Stock entitles the holder to one vote for each share of Class A Common Stock issuable upon conversion of the Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, each holder of the Preferred Stock shall be entitled to be paid before any distribution or payment is made upon any capital stock or other equity securities of the Company.

     We issued shares of Preferred Stock as part of the Recapitalization. The fair value of the Preferred Stock at March 31, 1999 of $15,347 represents the liquidation value plus accrued dividends.

     Common Stock

     Immediately after the Recapitalization, the outstanding equity securities of the Company consisted of 9,073,532 shares of Class A Common; 1,334,875 shares of Class B Common; 1,008,170 shares of Class L Common; and 748,739 shares of Preferred Stock. The shares of Class A Stock and Class L Stock each entitle the holder to one vote per share on all matters to be voted upon by the stockholders of the Company and are otherwise identical, except that the shares of Class L Stock are entitled to a preference over Class A Stock with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($19.085) plus an amount which accrues on a daily basis at a rate of 12% per annum, compounded annually. The Class B Stock is identical to the Class A Stock except that the Class B Stock is non-voting and is convertible into Class A Stock at any time following an initial public offering by the Company at the option of the holder.

     All unvested shares of Class B Stock are subject to repurchase by the Company if the holder is no longer employed by the Company. Such shares vest over five years from the date of issuance. During the fiscal year ended

                               THERMA-WAVE, INC.

March 31, 1999, 171,693 shares of Class B Stock were repurchased by the Company. As of March 31, 1999, 351,008 shares of Class B Stock were vested and 767,084 shares of Class B Stock were subject to repurchase by the Company at the paid-in amount.

     Stock Based Compensation

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock awards because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models for use in valuing employee stock options. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     During fiscal year 1998, the Company adopted several stock option plans (the "Plans") whereby the Board of Directors may grant incentive stock options and nonstatutory stock options to employees, directors or consultants. The Company has reserved 3,742,500 shares of Class A Stock and 3,742,500 shares of Class B Stock for issuance under the Plans. Unless terminated sooner, the Plans will terminate automatically in May 2007. Vesting provisions for stock options granted under the Plans are determined by the Board of Directors. Unless the Board of Directors specifically determines otherwise at the time of the grant, the option shall vest 25% on each of the first four anniversaries from the date of grant. Stock options expire no later than ten years from the date of grant. Common shares issued on exercise of options prior to vesting are subject to repurchase by the Company if the holder is no longer employed by the Company.

     A summary of the Company's stock option activity, and related information for the years ended March 31, 1998 and 1999 are as follows:

                                                                                        Options Outstanding
                                                                                  -------------------------------
                                                                                                 Weighted Average
                                                                                                 ----------------
                                                                      Shares        Number Of     Exercise Price
                                                                  --------------  -------------  ----------------
                                                                    Available        Shares         Per Share
                                                                  --------------  -------------  ----------------
               Balance at March 31, 1997........................             --             --         $       --
                   Authorized...................................      7,485,000             --                 --
                   Granted......................................     (1,836,384)     1,836,384              10.67
                   Exercised....................................             --             --                 --
                   Canceled.....................................         70,926        (70,926)             10.08
                                                                     ----------      ---------
                 Balance at March 31, 1998......................      5,719,542      1,765,458              10.69
                   Granted......................................       (320,100)       320,100               4.44
                   Exercised....................................             --             --                 --
                   Canceled.....................................        307,472       (307,472)             10.28
                                                                     ----------      ---------
                 Balance at March 31, 1999......................      5,706,914      1,778,086             $ 9.64
                                                                     ==========      =========

                               THERMA-WAVE, INC.

     The following table summarizes information about stock options outstanding as of March 31, 1999:

                                                                          Options Outstanding
                                                                  -----------------------------------
                                                                                Weighted
                                                                                 Average    Weighted
                                                                                Remaining    Average
                                                                    Number     Contractual  Exercise
                                                                  Outstanding     Life        Price
                                                                -------------------------------------
                 Range of exercise prices:
                   $4.00.....................................         270,000         9.32     $ 4.00
                   $6.00-$7.00...............................         423,255         8.75     $ 6.10
                   $8.93-$15.89..............................       1,084,831         8.13     $12.42
                                                                    ---------
                                                                    1,778,086
                                                                    =========

     At March 31, 1999, there were 111,572 vested shares and 1,196,403 shares were exercisable.

     Pro forma information regarding net loss is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1996 under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of options of publicly traded companies and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

     For the years ended March 31, 1998 and 1999, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% for both periods and the following additional weighted-average assumptions: volatility of zero and expected life of an option of 5 years and a risk-free interest rate of 7.0% and 5.0%, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period.

     Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss attributable to common stockholders under SFAS No. 123 would have been $(1,856,000) for the year ended March 31, 1998 and $(16,717,000) for the year ended March 31, 1999, respectively.

     The weighted average fair value of options granted during the years ended March 31, 1998 and 1999 with exercise prices equal to the market price at the date of grant is $0.45 and $0.96 per share, respectively.

                               THERMA-WAVE,INC.

8.   RELATED PARTY TRANSACTIONS

     Transactions with Toray & Shimadzu are as follows (in thousands):

                                                Fiscal Year Ended
                                             ------------------------
                                                    MARCH 31,
                                             ------------------------
                                              1997    1998     1999
                                             ------  -------  -------
            Revenue.........................  $ 590    $  82    $  31
            Purchases of inventories........     94       --       --

     The Company incurred expenses of approximately $559,000, $75,000 and $118,000 for the fiscal years ended March 31, 1997, 1998 and 1999, respectively, for employees loaned to the Company by Toray and Shimadzu.

     On March 31, 1999, the Company had loans to management of $241,000 used to acquire the Company's capital stock (notes receivable from stockholders) and $1,043,000 used to pay certain tax liabilities incurred by certain executives in connection with the Recapitalization (the Tax Notes). The notes receivable from stockholders bear interest at the applicable federal rate in effect at the time of the Recapitalization. The Tax Notes do not bear interest. The executives have pledged their stock as security for the notes.

     In connection with the Recapitalization, the Company entered into an Advisory Agreement with Bain Capital, a majority stockholder, pursuant to which Bain Capital agreed to provide management services. The management fees incurred, excluding out-of pocket expenses, during the fiscal years ended March 31, 1998 and 1999 were $750,000 and $1,000,000, respectively.


9.   RETIREMENT PLAN

     The Company has a retirement plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Discretionary company contributions, which are based on achieving certain operating profit goals, were $540,000, $566,000 and $0 in fiscal 1997, 1998 and 1999, respectively.

                               THERMA-WAVE,INC.

10.   SEGMENT INFORMATION

     The Company operates in one segment as it manufactures, markets and services process control metrology systems within the semiconductor equipment market. All products and services are marketed within the geographic regions in which the Company operates. The Company's current product offerings qualify for aggregation under SFAS No. 131 as its products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.


     The following is a summary of operations in geographic areas (in thousands):

                                                                                 Other
                                                                                -------
                                                             U.s.      Japan    Foreign  Eliminations   Consolidation
                                                          ---------   --------  -------  ------------   -------------
     Fiscal year ended March 31, 1997..................
     Sales to unaffiliated customers....................   $ 97,237    $ 9,730   $2,526       $    --        $109,493
     Transfers between geographic locations.............      3,859      1,261    2,028        (7,148)             --
                                                           --------    -------   ------       -------        --------
     Total net sales....................................   $101,096    $10,991   $4,554       $(7,148)       $109,493
     Operating income (loss)............................   $ 21,965    $ 1,633   $  136       $  (365)       $ 23,369
     Long-lived assets..................................   $  5,732    $   739   $  510       $    --        $  6,981
     All other identifiable assets......................     54,868      6,758    2,869        (2,856)         61,639
                                                           --------    -------   ------       -------        --------
     Total assets.......................................   $ 60,600    $ 7,497   $3,379       $(2,856)       $ 68,620
                                                           ========    =======   ======       =======        ========


     Fiscal year ended March 31, 1998
     Sales to unaffiliated customers....................   $110,098    $ 2,645   $2,716       $    --        $115,459
     Transfers between geographic locations.............     (1,929)     1,706    2,572        (2,349)             --
                                                           --------    -------   ------       -------        --------
     Total net sales....................................   $108,169    $ 4,351   $5,288       $(2,349)       $115,459
     Operating income (loss)............................   $ 11,661    $   103   $  458       $  (280)       $ 11,942
     Long-lived assets..................................   $ 16,974    $   624   $  414       $    --        $ 18,012
     All other identifiable assets......................     69,237      2,841    3,030        (3,358)         71,750
                                                           --------    -------   ------       -------        --------
     Total assets.......................................   $ 86,211    $ 3,465   $3,444       $(3,358)       $ 89,762
                                                           ========    =======   ======       =======        ========


     Fiscal year ended March 31, 1999
     Sales to unaffiliated customers....................   $ 60,355    $ 2,542   $3,310       $    --        $ 66,207
     Transfers between geographic locations.............     (2,811)     1,047    3,620        (1,856)             --
                                                           --------    -------   ------       -------        --------
     Total net sales....................................   $ 57,544    $ 3,589   $6,930       $(1,856)       $ 66,207
     Operating income (loss)............................   $ (5,652)   $   338   $  634       $     3        $ (4,677)
     Long-lived assets..................................   $ 13,893    $   555   $  351       $    --        $ 14,799
     All other identifiable assets......................     53,645      2,482    3,775        (2,349)         57,553
                                                           --------    -------   ------       -------        --------
     Total assets.......................................   $ 67,538    $ 3,037   $4,126       $(2,349)       $ 72,352
                                                           ========    =======   ======       =======        ========

     Other foreign areas include the United Kingdom, Taiwan and Korea, each of which are individually not material for separate disclosure.

     Revenue in each geographic area is recognized upon shipment from the locations within a designated geographic region. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales were $54,390,000, $56,006,000 and $39,892,000 of the net sales in fiscal 1997, 1998 and 1999, respectively.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Therma-Wave, Inc.

Our audit of the consolidated financial statements as of March 31, 1999 and for the year then ended referred to in our report dated April 27, 1999 appearing on page 53 of the consolidated financial statements in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule for the year ended March 31, 1999 listed in Item 14(a) in this Annual Report on Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

San Jose, California
April 27, 1999

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                               THERMA-WAVE, INC.
                                (in thousands)

                                                         Balance at
                                                         Beginning                           Deductions--   Balance at
                     Description                         of Period           Additions        Describe    End of Period
-----------------------------------------------------------------------------------------------------------------------
                                                         Charged to
                                                           Other
                                                         Accounts--
                                                          Describe
                                                      --------------
Year ended March 31, 1999:
 Reserves and allowances deducted from asset
  accounts; Allowance for Doubtful
  Accounts                                                    $3,016     $ (631)   $    --     $   474       $1,911


Year ended March 31, 1998:
 Reserves and allowances deducted from asset
  accounts; Allowance for Doubtful
  Accounts                                                    $1,622     $1,394    $     --    $    --       $3,016


Year ended March 31, 1997:
 Reserves and allowances deducted from asset
  accounts; Allowance for Doubtful
  Accounts                                                    $  284     $1,338    $     --    $    --       $1,622

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, Therma-Wave, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on June 30, 1999.


                                  Therma-Wave, Inc.
                                  (Registrant)


                                  By:     /s/    Allan Rosencwaig
                                      ---------------------------------------
                                                 Allan Rosencwaig
                                             Chief Executive Officer

                                    * * * *

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         SIGNATURE                        TITLE                    DATE
----------------------------  ------------------------------  ---------------


/s/ Allan Rosencwaig          Chairman of the Board and        June 30, 1999
                              Chief Executive Officer
Allan Rosencwaig              (Principal Executive Officer)


/s/ Martin M. Schwartz        President, Chief Operating       June 30, 1999
                              Officer and Director
Martin M. Schwartz


/s/ L. Ray Christie           Vice President and Chief         June 30, 1999
                              Financial Officer (Principal
L. Ray Christie               Financial and Accounting
                              Officer)


/s/ G. Leonard Baker, Jr.     Director                         June 30, 1999

G. Leonard Baker, Jr.


/s/ David Dominik             Director                         June 30, 1999

David Dominik


/s/ Adam W. Kirsch            Director                         June 30, 1999

Adam W. Kirsch