Form 10-Q
period 1999-07-04
THERMA WAVE INC
filed 1999-08-19
CIK 828119

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark one)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-
   ACT OF 1934
   For the period ended July 4, 1999 OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the transition period from __________ to __________

                       Commission file number 333-29871

                               THERMA-WAVE, INC.
            (Exact name of Registrant as specified in its charter)

               DELAWARE                                                 94-3000561
State or other jurisdiction of incorporation                I.R.S. Employer Identification Number
            or  organization

           1250 Reliance Way
          Fremont, California                                               94539
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

                             Yes  X       No
                                -----       _____

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:


             Class                             Outstanding as of August 1, 1999
-------------------------------------------------------------------------------
Class A Common stock, $.01 par value                   9,073,532
Class B Common stock, $.01 par value                   1,120,448
Class L Common stock, $.01 par value                   1,008,170

                               THERMA-WAVE, INC.
                                   FORM 10-Q

                                     INDEX


Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets
          June 30, 1999 and March 31, 1999                                3

        Condensed Consolidated Statements of Operations
          Three months ended June 30, 1999 and 1998                       4

        Condensed Consolidated Statements of Cash Flows
          Three months ended June 30, 1999 and 1998                       5

        Notes to Unaudited Condensed Consolidated Financial Statements    6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     9


Part II.Other Information

Item 1. Legal Proceedings                                                17

Item 2. Changes in Securities and Use of Proceeds                        19

Item 3. Defaults upon Senior Securities                                  19

Item 4. Submission of Matters to a Vote of Security Holders              19

Item 5. Other Information                                                19

Item 6. Exhibits and Reports on Form 8-K                                 19

Signatures                                                               20

Part I. Financial Information
Item 1. Unaudited Consolidated Condensed Financial Statements


                               THERMA-WAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                                            June 30,                  March 31,
                                                                              1999                      1999
                                                                       ----------------            ---------------
                              ASSETS

Current assets:
 Cash and cash equivalents                                                    $  16,941                  $  20,245
 Accounts receivable, net                                                        18,494                     12,180
 Inventories                                                                     14,868                     15,369
 Other current assets                                                             2,620                      9,759
                                                                       ----------------            ---------------

           Total current assets                                                  52,923                     57,553

 Property and equipment, net                                                      4,251                      4,513
 Deferred financing costs, net                                                    7,944                      8,349
 Other assets                                                                     2,219                      1,937
                                                                       ----------------            ---------------
           Total assets                                                       $  67,337                  $  72,352
                                                                       ================            ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           (NET CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable                                                             $   5,207                  $   4,034
 Other current liabilities                                                       18,319                     22,125
                                                                       ----------------            ---------------
           Total current liabilities                                             23,526                     26,159
 Long term debt                                                                 115,000                    115,000
 Other liabilities                                                                2,893                      2,817
                                                                       ----------------            ---------------
           Total liabilities                                                    141,419                    143,976

Commitments and contingencies

Mandatorily redeemable preferred stock                                           15,553                     15,347

Stockholders' equity (net capital deficiency)
 Common stock - Class A                                                              91                         91
 Common stock - Class B                                                              11                         11
 Common stock - Class L                                                              10                         10
 Additional paid-in capital                                                      19,557                     19,754
 Notes receivable from stockholders                                                (241)                      (241)
 Accumulated deficit                                                           (107,755)                  (105,416)
 Other comprehensive loss                                                        (1,308)                    (1,180)
                                                                       ----------------            ---------------
            Total stockholders' equity (net capital deficiency)                 (89,635)                   (86,971)
                                                                       ----------------            ---------------
            Total liabilities and stockholders' equity (net
             capital deficiency)                                              $  67,337                  $  72,352
                                                                       ================            ===============


     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)

                                                           Three months ended
                                                                June 30,
                                                  ----------------------------------

                                                         1999               1998
                                                  ---------------     --------------
Net revenue                                               $21,141            $15,246
Cost of revenue                                            12,228              8,979
                                                  ---------------     --------------
Gross margin                                                8,913              6,267

Operating expenses:
 Research and development                                   3,855              4,598
 Selling, general and administrative                        4,055              4,633
 Expenses relating to operating cost improvements               -                582
                                                  ---------------     --------------
        Total operating expenses                            7,910              9,813
                                                  ---------------     --------------

Operating income (loss)                                     1,003             (3,546)

Other income (expense):
 Interest expense                                          (3,525)            (3,499)
 Interest income                                              150                206
 Other, net                                                    33               (161)
                                                  ---------------     --------------
                                                           (3,342)            (3,454)
                                                  ---------------     --------------
Loss before income taxes                                   (2,339)            (7,000)
Benefit for income taxes                                        -               (910)
                                                  ---------------     --------------
Net loss                                                   (2,339)            (6,090)

Accretion of preferred stock dividend                         206                206
                                                  ---------------     --------------
Net loss attributable to common stockholders              $(2,545)           $(6,296)
                                                  ===============     ==============



    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                 Three months ended
                                                                      June 30,
                                                      -------------------------------------
                                                             1999                 1998
                                                      ----------------     ----------------
Operating activities:
  Net loss                                            $         (2,339)    $         (6,090)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
   Depreciation and amortization                                 1,134                1,088
   Amortization of deferred financing costs                        405                  396
   Non-cash expenses relating to operating cost                      -                  100
    improvements
   Changes in assets and liabilities:
     Accounts receivable                                        (6,314)               7,174
     Inventories                                                   131                 (944)
     Other assets                                                6,893                 (204)
     Other liabilities                                          (2,529)              (5,053)
                                                      ----------------     ----------------
      Net cash used by operating activities                     (2,619)              (3,533)

Investing activities:
  Purchases of property and equipment                             (389)                (181)
  Other                                                           (149)                 (69)
                                                      ----------------     ----------------
      Net cash used in investing activities                       (538)                (250)

Net cash provided used in financing activities                    (147)                 (30)
                                                      ----------------     ----------------

 Net decrease in cash and cash equivalents                      (3,304)              (3,813)
 Cash and cash equivalents at beginning of period               20,245               20,422
                                                      ----------------     ----------------
 Cash and cash equivalents at end of period           $         16,941     $         16,609
                                                      ================     ================
 Supplementary disclosures:
  Cash paid for interest                              $          6,172     $          6,119
                                                      ================     ================
  Cash paid for taxes                                 $             10     $             51
                                                      ================     ================

    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1999, and the operating results and cash flows for the three months ended June 30, 1999 and 1998. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 1999.

     The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on April 2, 2000.

     The first quarters of fiscal years 2000 and 1999 and the fiscal year 1999 ended on July 4, 1999, July 5, 1998 and April 4, 1999, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the month.

     In accordance with generally accepted accounting principles, earnings per share information is not presented since we do not have publicly held common stock.

2.   Inventories

     Inventories are summarized as follows (in thousands):

                                        June 30, 1999                March 31, 1999
                                 --------------------------    -------------------------
      Purchased materials        $                    5,310    $                   6,678
      Systems in process                              7,335                        5,302
      Finished systems                                2,223                        3,389
                                 --------------------------    -------------------------
                                 $                   14,868    $                  15,369
                                 ==========================    =========================

3.   Expenses Relating to Operating Cost Improvements

     On June 22, 1998 and September 24, 1998, we announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with our current operating environment. All terminated employees were notified of their severance and related benefits at the time the program was announced. This program resulted in a reduction of approximately 100 employees primarily involved in customer service and manufacturing positions. Certain leased facilities in Texas, Arizona and Japan were closed and fixed assets were consolidated. Total cash outlays for fiscal 1999 were $832,000. Non-cash charges of $100,000 were primarily for asset write-offs. The balance of $75,000 at June 30, 1999 primarily represented cash payments and will be utilized during fiscal 2000. Expenses relating to operating cost improvements are summarized as follows:

                                     Provision
                 Provision         Quarter Ended
               Quarter Ended       September 30,       Utilized          Balance                           Balance
               June 30, 1998           1998            in Fy99        March 31, 1999     Utilized       June 30, 1999
            -----------------------------------------------------------------------------------------------------------
 Severance          $406               $431             $(762)             $ 75            $(45)              $30
 Facilities           76                 44               (70)               50              (5)               45
 Other               100                  -              (100)                -               -                 -
                    ----               ----             -----              ----            ----               ---
                    $582               $475             $(932)             $125            $(50)              $75

4.   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The statement established standards for the reporting and display of comprehensive income and its components. The adoption of this statement had no significant impact on our net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in comprehensive loss. The difference between net loss and comprehensive loss is due to foreign currency translation adjustments. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     During the quarter ended June 30, 1999 and 1998, comprehensive loss amounted to approximately $2,467,000 and $6,091,000, respectively.

5.   Recently Issued Accounting Statements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new requirements for the annual reporting of information regarding operating segments, products, services, geographic areas and major customers. We adopted SFAS No.131 effective March 31, 1999.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. We currently do not hold any derivative instruments that are affected by the adoption of SFAS No. 133.

6. Commitments and Contingencies

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

On June 5, 1998, at our request, the United States Patent Office initiated an interference proceeding between Therma-Wave and Rudolph Technologies. The subject matter of the interference relates to ellipsometer technology which Rudolph employs in its commercial devices. We believe we developed and patented this technology prior to Rudolph. The interference proceedings will determine ownership of the technology as between Rudolph Technologies and Therma-Wave. A successful outcome of the interference proceeding may result in Rudolph being required to pay us licensing fees. Since we have not commercialized this technology, an unsuccessful outcome in the interference proceeding would not have a material adverse effect on our business, financial condition or results of operations.

On September 3, 1998, we were named in a patent infringement suit filed by KLA-Tencor. KLA-Tencor alleged that it patented an aspect of the thin film thickness measuring technology that we use in our Opti-Probe product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. We believe none of our products infringe any of the claims of KLA-Tencor's patent and that their infringement allegations are unfounded. Nonetheless, KLA-Tencor has made broad allegations covering technology that accounts for a significant portion of our revenues. Since we believe these allegations are unfounded, we intend to vigorously defend our position, and we expect to prevail. We believe that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results or operations.

On January 14, 1999, we commenced an action against KLA-Tencor for patent infringement with respect to one of our fundamental thin film technology combination patents. The suit seeks damages for patent infringement and a permanent injunction against any future activities undertaken by KLA-Tencor or any third party working in conjunction with them, which infringe on our patent. The suit was filed as a counterclaim in the 1998infringement action initiated by KLA-Tencor and described in the prior paragraph and also seeks a declaratory judgment that KLA-Tencor's patent, which we were alleged of infringing, is invalid and not infringed by any of our systems.

On July 22, 1999, we were named in a second patent infringement suit filed by KLA-Tencor. KLA-Tencor has alleged that it patented another aspect of one of the thin film thickness measuring technologies that we have recently added to some of our Opti-Probe products. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. Since the patent which is the subject of this second suit issued on June 8,1999, any potential liability for past sales is not material. Prior to filing its first infringement action, KLA-Tencor notified us of an earlier version of the patent that is the subject of this second suit. We believe none of our products infringed any of the claims of the earlier version of this KLA-Tencor patent and previously informed KLA-Tencor of our belief. KLA-Tencor's new patent is a continuation of the earlier patent. We believe KLA-Tencor's new patent is invalid and we intend to vigorously defend our position and we expect to prevail. We believe that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results or operations. There can be no assurances, however, that we will prevail in any ongoing patent litigation described above. We believe, however, the litigation described above will not have a material adverse effect on our business, financial condition or results of operations.

We are presently in discussions with Nanometrics regarding patent issues. Specifically, we believe some of the thin film thickness measuring devices sold by Nanometrics infringes upon one of our fundamental thin film technology combination patents. Nanometrics has alleged that an aspect of the thin film thickness measuring technology that we use in some of our products in our Opti-Probe family infringes upon a patent which it owns. We believe that none of our products infringe any of the claims of Nanometrics' patent and that its infringement allegations are unfounded. We cannot predict the outcome of these discussions but we believe that the outcome from such discussions, even if adverse to us, would not have a material adverse effect on our business, financial condition or results of operations. No lawsuit with respect to any of these matters has been filed by either party.

We are also involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. We have experienced and expect to continue to experience significant fluctuations in our quarterly results of operations. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of our revenues in a particular quarter. These factors include the cyclical nature of the semiconductor industry, the risk that factors which allowed us to experience relatively good performance in industry downturns may not protect us in future downturns, the timing of the receipt of orders from major customers, customer cancellations or delay of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, our ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by ourselves or our competitors, the timing of research and development expenditures, and expenses attendant to acquisitions, strategic alliances and the future development of marketing and service capabilities.

General

We develop, manufacture, market and service process control metrology systems for use in the manufacture of semiconductors. Our process control metrology systems are principally used to measure ion implantation and thin film deposition and removal. We have developed two product families of process control metrology systems: the Therma-Probe systems and the Opti-Probe systems.

Therma-Probe Product Family

The Therma-Probe systems utilize our proprietary thermal wave technology and are the predominant nondestructive process control metrology system used to measure the critical ion implantation process on product wafers in the fabrication of semiconductors.

Opti-Probe Product Family

The Opti-Probe systems significantly improve upon existing thin film metrology systems by successfully integrating different measurement technologies and utilizing our proprietary optical technologies.

Results of Operations

The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three months ended June 30, 1999 and 1998 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                                            Three months ended
                                                                 June 30,
                                                   ---------------------------------
Statement of Operations Data:                            1999               1998
                                                   --------------     --------------
Net revenue                                                 100.0%             100.0%
Cost of revenue                                              57.8               58.9
                                                   --------------     --------------
Gross margin                                                 42.2               41.1
Operating expenses:
 Research and development expenses                           18.3               30.2
 Selling, general and administrative                         19.2               30.4
 Expenses relating to operating cost improvements               -                3.8
                                                   --------------     --------------
 Operating income (loss)                                      4.7              (23.3)
Other income (expense):
 Interest expense                                           (16.7)             (23.0)
 Interest income                                              0.7                1.4
 Other, net                                                   0.2               (1.1)
                                                   --------------     --------------
Loss before income taxes                                    (11.1)             (46.0)
Benefit for income taxes                                        -               (6.0)
                                                   --------------     --------------
Net loss                                                    (11.1)%            (40.0)%
                                                   ==============     ==============

     Net Revenues. Revenues were $21.1 million, up 14% from the prior fiscal quarter, and up 39% compared to the same quarter a year ago. Revenues increased from the prior fiscal quarter and the first quarter of last fiscal year as a result of the improvement in the semiconductor equipment industry.

     New orders for the first quarter were up substantially from the prior quarter and resulted in a book-to-bill ratio of 1.2 to 1. Incoming orders for all geographic regions were up, particularly North America, Korea and Taiwan.

     Gross Margin. Gross margin for the first quarter of fiscal 2000 was 42%, down from 46% for the fourth quarter of fiscal 1999 and up from 41% for the first quarter of our last fiscal year. The decrease from the fourth quarter was the result of lower average selling prices due to price competition for orders taken during the semiconductor industry downturn and higher manufacturing costs associated with the manufacturing scale-up of new products. The increase versus the first quarter of fiscal 1999 resulted from headcount reductions in manufacturing and customer service.

     Research and Development (R&D) Expenses. R&D expenses for the first quarter of fiscal 2000 were $3.9 million, an increase of 10% from the prior quarter and a decrease of 16% from the first quarter of our last fiscal year. The increase from the prior quarter was the result of additional resources dedicated to new products expected to be released in the next twelve to eighteen months. The decrease from the first quarter of the prior fiscal year was due to reductions in headcount. We believe that technical leadership is essential to our success and expect to continue to commit significant resources to R&D projects. In the near term, we expect our R&D expenses to increase in both absolute dollar terms and as a percentage of our net revenues.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses for the first quarter of fiscal 2000 were $4.0 million, a decrease of 6% from the prior fiscal quarter and a decrease of 12% from the first quarter of last fiscal year. The decrease from the prior fiscal quarter was due to lower external sales commissions resulting from the change in customer sales mix. The decrease from the first quarter of the prior fiscal year resulted from reductions in headcount.

     Expenses Relating to Operating Cost Improvements. On June 22, 1998 and September 24, 1998, we announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with our current operating environment. All terminated employees were notified of their severance and related benefits at the time the program was announced. This program resulted in a reduction of approximately 100 employees primarily involved in customer service and manufacturing positions. Certain leased facilities in Texas, Arizona and Japan were closed and fixed assets were consolidated. Total cash outlays for fiscal 1999 were $832,000. Non-cash charges of $100,000 were primarily for asset write-offs.

     Interest Expense. Interest expense for the first quarter of fiscal 2000 was $3.5 million, which was equal to the prior fiscal quarter as well as the first quarter of the prior fiscal year.

     Provision for Income Taxes. For the first quarter of the prior fiscal year, we recorded a benefit for income taxes of $0.9 million. Our tax benefit for fiscal 1999 reflected the tax benefit rate of 13% based upon our loss carryback potential. For fiscal 2000, we have not recorded any tax benefit since we have fully utilized our loss carryback ability.

     Net Loss. We experienced a net loss of $2.3 million for the first quarter of fiscal 2000. This was equal to our net loss for the prior fiscal quarter and, as compared to our net loss for the first quarter of fiscal 1999, represented an improvement of $3.8 million.

Backlog

At June 30, 1999, our backlog was $20.4 million compared to $16.0 million at March 31, 1999 and $31.5 at June 30, 1998. Our backlog consists of product orders for which a customer purchase order has been received and accepted and which is scheduled for shipment within six months. Orders that are scheduled for shipment beyond the six-month window are not included in backlog until they fall within the six-month window. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Backlog also consists of recurring fees payable under support contracts with our customers and orders for spare parts and billable service. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will sometimes reflect orders shipped in the same quarter that they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital. Since the recapitalization, we have funded our operating activities principally from funds generated from operations.

Cash flow used in operating activities was $2.6 million and $3.5 million for the first quarters of fiscal 2000 and 1999, respectively. The decrease in cash flow used in operating activities from fiscal year 1999 to 1998 is mainly due to the increase in accounts receivable, partially offset by the tax refund of $8.3 million, the decrease in net loss and the decrease in other liabilities.

Purchases of property and equipment were $0.4 million and $0.2 million for the first quarters of fiscal 2000 and 1999, respectively.

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

In conjunction with the recapitalization, we entered into a senior credit facility with various lending institutions, and Bankers Trust Company, as agent. The bank credit facility bears interest, at our option, at (i) the base rate plus 1.75% or (ii) the eurodollar rate plus 3.00%. Our borrowings under the bank credit facility are secured by substantially all of our assets, a pledge of all of the capital stock of any domestic subsidiaries and a pledge of 65% of the capital stock of our first-tier foreign subsidiaries. The bank credit facility matures on May 16, 2002.

During the quarter ended June 30, 1998, we amended the bank credit facility to have our borrowing availability subject to a borrowing base formula, which provides a maximum revolving credit facility of $30.0 million, and to adjust the financial covenants requiring us to maintain minimum levels of EBITDA during each six-month period ending on the last day of each fiscal quarter and minimum levels of cumulative EBITDA from April 7, 1996 to the last day of each fiscal quarter. In August 1999, we entered into a second amendment to our bank credit facility to further adjust these financial tests. These amendments were effected in light of the impact of the downturn in the semiconductor industry on our operating results. Without the first amendment to our bank credit facility, on June 30, 1998, we would have violated the financial test relating to the maintenance of minimum levels of EBITDA for the six-month period ending on such date. We may borrow amounts under the amended bank credit facility to finance our working capital requirements and other general corporate purposes. The amended bank credit facility requires us to meet certain financial tests and contains covenants customary for this type of financing. At June 30, 1999, there was $3.5 million outstanding under a letter of credit and $22.8 million of unused borrowing capacity under the amended bank credit facility.

Our principal sources of funds are anticipated to be cash on hand ($16.9 million as of June 30, 1999), cash flows from operating activities and, if necessary, borrowings under the bank credit facility. In addition, we received a tax refund of $8.3 million during the first quarter of fiscal 2000. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for our working capital, capital expenditures and other needs for at least the next 12 months and, assuming continued improvement in the semiconductor industry, through the next 24 months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

We have filed a registration statement for an initial public offering of common stock with the Securities and Exchange Commission. The registration statement has not yet become effective.

Impact of Currency Exchange Rates

Foreign exchange rate fluctuations have historically not had a significant impact on our results of operations since our export sales are denominated in United States dollars. A substantial portion of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange riskwith respect to sales made. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. Due to the unpredictability of currency exchange rates, there can be no assurance that we will not experience negative currency translation adjustments in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results.

Year 2000

Many computer systems used by us and our suppliers may not properly recognize a date using ''00'' as the year 2000. This could result in system/program failure or logic errors that could disrupt normal business activities. We have established a formal project with a project office and project team to address this issue and achieve year 2000 readiness.

The project is focused on four key readiness areas:

Internal Infrastructure Readiness, addressing internal hardware, software and non-information technology systems;

Supplier Readiness, addressing the preparedness of those suppliers providing material incorporated into our products;

Product Readiness, addressing product functionality; and

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

Product Readiness Program. This program focuses on identifying and resolving Year 2000 issues existing in our products. The program encompasses a number of activities including testing, evaluation, engineering and manufacturing implementation. Sematech is a consortium of integrated circuit manufacturers that provides guidelines to equipment suppliers to the semiconductor industry. We have adopted the Sematech guidelines known as Year 2000 readiness testing scenarios as the baseline for our product testing. Sematech is a consortium of integrated circuit manufacturers that provides guidelines to equipment suppliers in the semiconductor industry. We believe that the use of these scenarios should enable our products to meet standards that we believe are generally accepted across the computer industry for Year 2000 readiness. The testing, and subsequent remediation, of our products to meet the Sematech guidelines has not had a material adverse impact on our operations. As of the fourth calendar quarter of 1998, we believe that all of our products then in production met the Sematech guidelines for Year 2000 readiness. Our customers were notified of known risks and remediation plans in the third calendar quarter of 1998. All customer equipment that is covered by warranty or contract will be retrofitted by the third calendar quarter of 1999.

     Customer Readiness Program. This program is focused on customer support, including the coordination of retrofit activity, and developing contingency plans where appropriate, as well as the ability of our customers to continue to conduct business with us. We are actively working with our customers in this effort and anticipate completing this program in the third calendar quarter of 1999.

     In addition to the above programs, we have identified ''worst case'' scenarios and developed appropriate contingency plans. The most reasonably likely worst case scenario is a breakdown of general infrastructure, such as widespread power failures. We have investigated most of our exposure in this area and do not consider the foregoing a high risk. However, we have prepared for short-term public service interruptions as part of our existing disaster recovery plan. The plan consists of utilizing emergency power supplies, employing remote storage facilities for copies of our vital records and using off-site backup computer systems provided by an independent service supplier. To aid our customers, emergency response teams are being formed within our organization to respond to any unexpected product issues that may arise as a result of our or any third party's failure to be Year 2000 compliant. We are selecting people for these teams who were trained in troubleshooting all aspects of our products. We expect these teams to be formed by November 1, 1999.

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

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

     Exhibit
     Number              Description

        3.1              Restated Certificate of Incorporation of Therma-Wave,
                         Inc. (1)

        3.2              Amended and Restated By-Laws of Therma-Wave, Inc. (1)

       10.29 Second Amendment to Credit Agreement, dated as of August 3, 1999, between Therma-Wave and Bankers Trust Company, as agent.(1)

       27.1              Financial Data Schedule.

       99.1              Risk Factors. (1)

     ___________

          (1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-76019)

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMA-WAVE, INC.
                                 (Registrant)


                             /s/L. RAY CHRISTIE
                         ----------------------------
                                L. RAY CHRISTIE
                            Chief Financial Officer
              (as Registrant and as Principal Accounting Officer)

                                August 18, 1999