Form 10-Q
period 1999-10-03
THERMA WAVE INC
filed 1999-10-28
CIK 828119

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark one)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-
   ACT OF 1934
   For the quarterly period ended October 3, 1999 OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the transition period from __________ to __________

                       Commission file number 333-29871

                               THERMA-WAVE, INC.
            (Exact name of Registrant as specified in its charter)

                    DELAWARE                                             94-3000561
(State or other jurisdiction of incorporation or           (I.R.S. Employer Identification Number)
                  organization)

                1250 Reliance Way
               Fremont, California                                         94539
    (Address of principal executive offices)                             (Zip Code)

                                (510) 490-3663
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X        No
                                  -----------      ----------

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

             Class                           Outstanding as of October 31, 1999
--------------------------------------------------------------------------------
Class A Common stock, $.01 par value                    9,073,532
Class B Common stock, $.01 par value                    1,120,448
Class L Common stock, $.01 par value                    1,008,170

                               THERMA-WAVE, INC.
                                   FORM 10-Q

                                     INDEX

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets
          September 30, 1999 and March 31, 1999                             3

        Condensed Consolidated Statements of Operations
          Three and six months ended September 30, 1999 and 1998            4

        Condensed Consolidated Statements of Cash Flows
          Six months ended September 30, 1999 and 1998                      5

        Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       9

Part II. Other Information

Item 1. Legal Proceedings                                                  16

Item 2. Changes in Securities and Use of Proceeds                          17

Item 3. Defaults upon Senior Securities                                    17

Item 4. Submission of Matters to a Vote of Security Holders                17

Item 5. Other Information                                                  17

Item 6. Exhibits and Reports on Form 8-K                                   17

Signatures                                                                 19

Part I. Financial Information
Item 1. Unaudited Consolidated Condensed Financial Statements


                               THERMA-WAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                                  September 30,      March 31,
                                                                      1999             1999
                                                                  -------------     -----------
                              ASSETS
Current assets:
 Cash and cash equivalents                                          $  13,107         $  20,245
 Accounts receivable, net                                              23,668            12,180
 Inventories                                                           19,864            15,369
 Other current assets                                                   2,948             9,759
                                                                  -------------     ------------
           Total current assets                                        59,587            57,553

 Property and equipment, net                                            4,217             4,513
 Deferred financing costs, net                                          7,541             8,349
 Other assets                                                           2,460             1,937
                                                                  -------------     ------------
           Total assets                                             $  73,805         $  72,352
                                                                  =============     ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
                (NET CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable                                                   $   8,749         $   4,034
 Other current liabilities                                             21,119            22,125
                                                                  -------------     ------------
           Total current liabilities                                   29,868            26,159
 Long term debt                                                       115,000           115,000
 Other liabilities                                                      3,322             2,817
                                                                  -------------     ------------
           Total liabilities                                          148,190           143,976

Commitments and contingencies

Mandatorily redeemable preferred stock                                 15,759            15,347

Stockholders' equity (net capital deficiency)
 Common stock - Class A                                                    91                91
 Common stock - Class B                                                    11                11
 Common stock - Class L                                                    10                10
 Additional paid-in capital                                            19,356            19,754
 Notes receivable from stockholders                                      (241)             (241)
 Accumulated deficit                                                 (108,762)         (105,416)
 Other comprehensive loss                                                (609)           (1,180)
                                                                  ------------      ------------
           Total stockholders' equity (net capital deficiency)        (90,144)          (86,971)
                                                                  ------------      ------------
           Total liabilities and stockholders' equity (net
             capital deficiency)                                    $  73,805         $  72,352
                                                                  ============      ============


    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)

                                          Three months ended                       Six months ended
                                            September 30,                            September 30,
                                    ---------------------------------     ----------------------------------

                                          1999               1998               1999                1998
                                    --------------     --------------     --------------      --------------

Net revenue                                $25,913            $15,196            $47,054            $ 30,442
Cost of revenue                             13,676              8,883             25,904              17,862
                                    --------------     --------------     --------------      --------------
Gross margin                                12,237              6,313             21,150              12,580

Operating expenses:
 Research and development                    5,086              3,924              8,941               8,522
 Selling, general and administrative         4,847              4,500              8,902               9,133
 Expenses relating to operating cost
  improvements                                   -                475                  -               1,057
                                    --------------     --------------     --------------      --------------
        Total operating expenses             9,933              8,899             17,843              18,712
                                    --------------     --------------     --------------      --------------

Operating income (loss)                      2,304             (2,586)             3,307              (6,132)

Other income (expense):
 Interest expense                           (3,488)            (3,450)            (7,013)             (6,949)
 Interest income                               135                171                285                 377
 Other, net                                     42                105                 75                 (56)
                                    --------------     --------------     --------------      --------------
                                            (3,311)            (3,174)            (6,653)             (6,628)
                                    --------------     --------------     --------------      --------------
Loss before income taxes                    (1,007)            (5,760)            (3,346)            (12,760)
Benefit for income taxes                         -               (750)                 -              (1,660)
                                    --------------     --------------     --------------      --------------
Net loss                                    (1,007)            (5,010)            (3,346)            (11,100)

Accretion of preferred stock
 dividend                                      206                208                412                 414
                                    --------------     --------------     --------------      --------------
Net loss available to common
 stockholders                              $(1,213)           $(5,218)           $(3,758)           $(11,514)
                                    ==============     ==============     ==============      ==============


    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                     Six months ended
                                                                       September 30,
                                                             ----------------------------------
                                                                 1999                  1998
                                                             ------------          ------------
Operating activities:
 Net loss                                                    $     (3,346)         $    (11,100)
 Adjustments to reconcile net loss to net cash used
   by operating activities:
   Depreciation and amortization                                    2,246                 2,206
   Amortization of deferred financing costs                           808                   800
   Non-cash expenses relating to operating cost
     improvements                                                       -                   100
   Changes in assets and liabilities:
     Accounts receivable                                          (11,488)                4,895
     Inventories                                                   (5,178)                 (475)
     Other assets                                                   6,314                  (121)
     Other liabilities                                              4,214                  (208)
                                                             ------------          ------------
       Net cash used by operating activities                       (6,430)               (3,903)
Investing activities:
  Purchases of property and equipment                              (1,038)                 (277)
  Other                                                              (255)                 (195)
                                                             ------------          ------------
       Net cash used in investing activities                       (1,293)                 (472)

Net cash provided used in financing activities                        585                    39
                                                             ------------          ------------


 Net decrease in cash and cash equivalents                         (7,138)               (4,336)
 Cash and cash equivalents at beginning of period                  20,245                20,422
                                                             ------------          ------------
 Cash and cash equivalents at end of period                  $     13,107          $     16,086
                                                             ============          ============

 Supplementary disclosures:
  Cash paid for interest                                     $      6,172          $      6,236
                                                             ============          ============
  Cash paid for taxes                                        $          -          $        273
                                                             ============          ============

    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 1999, and the operating results and cash flows for the six months ended September 30, 1999 and 1998. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 1999.

   The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on April 2, 2000.

   The second quarters of fiscal years 2000 and 1999 and the fiscal year 1999 ended on October 3, 1999, October 4, 1998 and April 4, 1999, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the month.

   In accordance with generally accepted accounting principles, earnings per share information is not presented since we do not have publicly held common stock.

2. Inventories

   Inventories are summarized as follows (in thousands):

                               September 30, 1999        March 31, 1999
                             ---------------------     ------------------
   Purchased materials              $ 7,169                  $ 6,678
   Systems in process                 9,776                    5,302
   Finished systems                   2,919                    3,389
                             ---------------------     ------------------
                                    $19,864                  $15,369
                             =====================     ==================

3.  Expenses Relating to Operating Cost Improvements

    On June 22, 1998 and September 24, 1998, we announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with our operating environment. All terminated employees were notified of their severance and related benefits at the time the program was announced. This program resulted in a reduction of approximately 100 employees primarily involved in customer service and manufacturing positions. Certain leased facilities in Texas, Arizona and Japan were closed and fixed assets were consolidated. Total cash outlays for fiscal 1999 were $832,000. Non-cash charges of $100,000 were primarily for asset write-offs. The balance of $25,000 at September 30, 1999 primarily represented cash payments and will be utilized during the remainder of fiscal 2000. Expenses relating to operating cost improvements are summarized as follows:

                                    Provision
                 Provision        Quarter Ended                                                            Balance
               Quarter Ended      September 30,        Utilized          Balance                        September 30,
               June 30, 1998          1998             in FY99        March 31, 1999     Utilized           1999
            ---------------------------------------------------------------------------------------------------------
 Severance         $406               $431               $(762)         $ 75              $ (75)           $    -
 Facilities          76                 44                 (70)           50                (25)               25
 Other              100                  -                (100)            -                  -                 -
                   ----               ----               -----          ----              -----            ------
                   $582               $475               $(932)         $125              $(100)           $   25


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

    During the three months ended September 30, 1999 and 1998, comprehensive loss amounted to approximately $308,000 and $4,916,000, respectively. During the six months ended September 30, 1999 and 1998, comprehensive loss amounted to approximately $2,775,000 and $11,007,000, respectively.

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

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item, depending on the type of hedge relationship that exists with respect to such derivative. We currently do not hold any derivative instruments that are affected by the adoption of SFAS No. 133.

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

Results of Operations

The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the six months ended September 30, 1999 and 1998 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.


                                              Three months ended                     Six months ended
                                                 September 30,                        September 30,
                                      --------------------------------     ---------------------------------

Statement of Operations Data:               1999               1998              1999               1998
                                      --------------     -------------     --------------     --------------
Net revenue                                    100.0%            100.0%             100.0%             100.0%
Cost of revenue                                 52.8              58.5               55.1               58.7
                                      --------------     -------------     --------------     --------------
Gross margin                                    47.2              41.5               44.9               41.3
Operating expenses:
 Research and development                       19.6              25.8               19.0               28.0
 Selling, general and administrative            18.7              29.6               18.9               30.0
 Expenses relating to operating cost
  improvements                                     -               3.1                  -                3.5
                                      --------------     -------------     --------------     --------------
Operating income (loss)                          8.9             (17.0)               7.0              (20.2)
 Interest expense                              (13.5)            (22.7)             (14.9)             (22.8)
 Interest income                                 0.5               1.1                0.6                1.2
 Other, net                                      0.2               0.7                0.2               (0.2)
                                      --------------     -------------     --------------     --------------
Loss before income taxes                        (3.9)            (37.9)              (7.1)             (42.0)
Benefit for income taxes                           -              (4.9)                 -               (5.5)
                                      --------------     -------------     --------------     --------------
Net loss                                        (3.9)%           (33.0)%             (7.1)%            (36.5)%
                                      ==============     =============     ==============     ==============


  Net Revenues. Revenues were $25.9 million and $47.1 million, respectively, for the three and six months ended September 30, 1999. For the three months ended September 30, 1999, revenues were up 23% from the prior quarter and increased 71% from the same quarter a year ago. For the six months ended September 30, 1999, revenues increased 55% from the same period in the prior fiscal year. The increase in revenue is a result of the improvement in the semiconductor equipment industry that favorably impacted sales in both our product lines. New orders for the second quarter were up substantially from the prior quarter and resulted in a strengthened backlog.

  Gross Margin. Gross margin was 47% and 45%, respectively, for the three and six months ended September 30, 1999. For the three months ended September 30, 1999, gross margin increased from 42% in the previous quarter and 42% for the same quarter a year ago. For the six months ended September 30, 1999, gross margin increased from 41% in the same period in the prior fiscal year. The increase in gross margin is due to the improvement in the semiconductor industry resulting higher average selling prices and a favorable mix in sales of higher margin products. The increase in gross margin was slightly offset by higher manufacturing costs associated with the manufacturing scale-up of new products.

  Research and Development ("R&D") Expenses. R&D expenses were $5.1 million and $8.9 million, respectively, for the three and six months ended September 30, 1999. For the three months ended September 30, 1999, R&D expenses increased 32% from the previous quarter and 30% from the same quarter a year ago. For the six months ended September 30, 1999, R&D expenses increased 5% from the same period in the prior fiscal year. The increase from the prior periods is the result of additional resources dedicated to new products expected to be released in the next nine to fifteen months. We believe that technical leadership is essential to our success and expect to continue to commit significant resources to R&D projects. In the near term, we expect our R&D expenses to increase in both absolute dollar terms and as a percentage of our net revenues.

  Selling, General and Administrative ( "SG&A") Expenses. SG&A expenses were $4.8 million and $8.9 million, respectively, for the three and six months ended September 30, 1999. For the three months ended September 30, 1999, SG&A increased 20% from the previous quarter and 8% from the same quarter a year ago. For the six months ended September 30, 1999, SG&A decreased 3% from the same period in the prior fiscal year. The increase from the prior periods is mainly due to the increase in external sales commissions resulting from the increase in sales and the change in customer sales mix. The decrease in the six months ended September 30, 1999 from the same period of the prior fiscal year resulted from reductions in headcount.

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

  Interest Expense. Interest expense for the three and six months ended September 30, 1999 was $3.5 million and $7.0 million, respectively. These amounts are comparable to prior periods.

  Provision for Income Taxes. Our tax benefit for the three and six months ended September 30, 1998 reflected the tax benefit rate of 13% based upon our loss carryback potential. For the three and six months ended September 30, 1998, we recorded a benefit for income taxes of $0.8 million and $1.7 million, respectively. For fiscal 2000, we have not recorded any tax benefit since we have fully utilized our loss carryback ability.

  Net Loss. We experienced a net loss of $1.0 million and $3.3 million, respectively, for the three and six months ended September 30, 1999. For the three months ended September 30, 1999, the net loss improved $1.3 million from the previous quarter and $4.0 million from the same quarter a year ago. For the six months ended September 30, 1999, the net loss improved $7.8 million from the same period of the prior fiscal year.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital. Since the recapitalization, we have funded our operating activities principally from funds generated from operations. Cash flow used in operating activities was $6.4 million and $3.9 million for the six months ended September 30, 1999 and 1998, respectively. The decrease in cash flow used in operating activities from fiscal year 2000 to 1999 is mainly due to the increase in accounts receivable, partially offset by the tax refund of $8.3 million, the decrease in net loss and the increase in liabilities.

Purchases of property and equipment were $1.0 million and $0.3 million for the six months ended September 30, 1999 and 1998, respectively.In May 1997, we issued $115.0 million in aggregate principal amount of senior notes that, together with a $20.1 million equity contribution, was used to finance the recapitalization. In the recapitalization, we used $26.9 million to repay outstanding borrowings, $96.9 million to redeem a portion of our common stock, $11.0 million to pay related fees and expenses and $0.3 million for general working capital purposes.

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

During the quarter ended June 30, 1998, we amended the bank credit facility to have our borrowing availability subject to a borrowing base formula, which provides a maximum revolving credit facility of $30.0 million, and to adjust the financial covenants requiring us to maintain minimum levels of EBITDA during each six-month period ending on the last day of each fiscal quarter and minimum levels of cumulative EBITDA from April 7, 1996 to the last day of each fiscal quarter. In August 1999, we entered into a second amendment to our bank credit facility to further adjust these financial tests. We may borrow amounts under the amended bank credit facility to finance our working capital requirements and other general corporate purposes. The amended bank credit facility requires us to meet certain financial tests and contains covenants customary for this type of financing. At September 30, 1999, there was $3.5 million outstanding under a letter of credit and $26.5 million of unused borrowing capacity under the amended bank credit facility.

Our principal sources of funds are anticipated to be cash on hand ($13.1 million as of September

30,1999), cash flows from operating activities and, if necessary, borrowings under the bank credit facility. In addition, we received a tax refund of $8.3 million during the first quarter of fiscal 2000. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for our working capital, capital expenditures and other needs for at least the next 12 months and, assuming continued improvement in the semiconductor industry, through the next 24 months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

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

Internal Infrastructure Readiness Program. We conducted an assessment of internal hardware and software applications beginning early in calendar 1999. All software applications and all hardware, including network fabric, telecommunications equipment and workstations have now been made Year 2000 compliant.

In addition to applications and information technology hardware, remediation of facilities and other operations has been completed.

Supplier Readiness Program. This program focuses on minimizing the risks associated with suppliers in two areas: (1) a supplier's business capability to continue providing products and services; and (2) a supplier's product integrity. We have identified and contacted key suppliers based on their relative risks in these two areas. To date, we have received responses from all of our key suppliers, most of which indicate that they either have completed or are in the process of developing and implementing remediation plans. Based on our assessment of each supplier's progress to adequately address the Year 2000 issue, we have developed a supplier action list and contingency plans. We revisited key suppliers during the third calendar quarter of 1999 to ensure that supplier commitments had been met. Alternate sources are being investigated for those few vendors that we have identified as high risk, and such alternative sources are expected to be in place by November 1, 1999. We have identified certain key components of our products and will increase our inventory level of these items during the fourth calendar quarter of this year. We anticipate all of these items to be usable in our products, and therefore we do not expect such additional inventory purchases to have a material adverse effect on our financial condition.

Product Readiness Program. This program focuses on identifying and resolving Year 2000 issues existing in our products. The program encompasses a number of activities including testing, evaluation, engineering and manufacturing implementation. Sematech is a consortium of integrated circuit manufacturers that provides guidelines to equipment suppliers to the semiconductor industry. We have adopted the Sematech guidelines known as Year 2000 readiness testing scenarios as the baseline for our product testing. Sematech is a consortium of integrated circuit manufacturers that provides guidelines to equipment suppliers in the semiconductor industry. We believe that the use of these scenarios should enable our products to meet standards that we believe are generally accepted across the computer industry for Year 2000 readiness. The testing, and subsequent remediation, of our products to meet the Sematech guidelines has not had a material adverse impact on our operations. As of the fourth calendar quarter of 1998, we believe that all of our products then in production met the Sematech guidelines for Year 2000 readiness. Our customers were notified of known risks and remediation plans in the third calendar quarter of 1998. Retrofitting of customer equipment covered by warranty or contract has been essentially completed during the first three calendar quarters of 1999, and minor work yet to be performed will be completed by the end of 1999.

  Customer Readiness Program. This program is focused on customer support, including the coordination of retrofit activity, and developing contingency plans where appropriate, as well as the ability of our customers to continue to conduct business with us. The retrofit activity is essentially complete and the general contingency plan is complete except for finalization of staffing levels which will be completed by mid November 1999.

  In addition to the above programs, we have identified "worst case" scenarios and developed appropriate contingency plans. The most reasonably likely worst case scenario is a breakdown of general infrastructure, such as widespread power failures. We have investigated most of our exposure in this area and do not consider the foregoing a high risk. However, we have prepared for short-term public service interruptions as part of our existing disaster recovery plan. The plan consists of utilizing emergency power supplies, employing remote storage facilities for copies of our vital records and using off-site backup computer systems provided by an independent service supplier. To aid our customers, emergency response teams are being formed within our organization to respond to any unexpected product issues that may arise as a result of our or any third party's failure to be Year 2000 compliant. We are selecting people for these teams who were trained in troubleshooting all aspects of our products. We expect these teams to be formed by November 30, 1999.

  We estimate that total Year 2000 incremental costs will be approximately $150,000. Through September 30, 1999, we have spent approximately $138,000 to address the Year 2000 issue. We are continuing our assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

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

Part II. Other Information

Item 1. Legal Proceedings

  On June 5, 1998, at our request, the United States Patent Office initiated an interference proceeding between Therma-Wave and Rudolph Technologies. The subject matter of the interference relates to ellipsometer technology that Rudolph employs in its commercial devices. We believe we developed and patented this technology prior to Rudolph. The interference proceedings will determine ownership of the technology as between Rudolph Technologies and Therma-Wave. A successful outcome of the interference proceeding may result in Rudolph being required to pay us licensing fees. Since we have not commercialized this technology, an unsuccessful outcome in the interference proceeding would not have a material adverse effect on our business, financial condition or results of operations.

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

  On January 14, 1999, we commenced an action against KLA-Tencor for patent infringement with respect to one of our fundamental thin film technology combination patents. The suit seeks damages for patent infringement and a permanent injunction against any future activities undertaken by KLA-Tencor or any third party working in conjunction with them, which infringe on our patent. The suit was filed as a counterclaim in the 1998 infringement action initiated by KLA-Tencor and described in the prior paragraph and also seeks a declaratory judgment that KLA-Tencor's patent, which we were alleged of infringing, is invalid and not infringed by any of our systems.

  On July 22, 1999, we were named in a second patent infringement suit filed by KLA-Tencor. KLA-Tencor has alleged that it patented another aspect of one of the thin film thickness measuring technologies that we have recently added to some of our Opti-Probe products. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. Since the patent, which is the subject of this second suit, was issued on June 8,1999, any potential liability for past sales is not material. Prior to filing its first infringement action, KLA-Tencor notified us of an earlier version of the patent that is the subject of this second suit. We believe none of our products infringed any of the claims of the earlier version of this KLA-Tencor patent and previously informed KLA-Tencor of our belief. KLA-Tencor's new patent is a continuation of the earlier patent. We believe KLA-

  Tencor's new patent is invalid and we intend to vigorously defend our position and we expect to prevail. We believe that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results of operations.

  On October 25, 1999 we filed claims against KLA-Tencor Corporation for infringement of two of our patents, both entitled "Thin Film Optical Measurement System and Method With Calibrating Ellipsometer". The patents contain both device and method claims relating to optical measurement systems that include a calibrating ellipsometer. In addition to the patent infringement claims, we also filed claims against KLA-Tencor for engaging in a pattern of conduct designed to disparage and improperly damage Therma-Wave. We also charged KLA-Tencor with violations of the Lanham Act and California state law, including unfair competition and tortious interference with economic advantage and contractual relations. Our claims were filed in the United States District Court for the Northern District of California.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

    On August 6, 1999 the stockholders voted on a consent in lieu of an annual meeting. The following matters were voted on: (1) Amended and Restated Certificate of Incorporation (which included among other things the establishment of a classified Board of Directors and the election of existing Directors to such Classified Board); (2) Amended and Restated By-Laws; (3) Appointment of Independent Public Accountant; (4) Form of Indemnification Agreements; (5) 1999 Equity Incentive Plan; (6) 1999 Employee Stock Purchase Plan; (7) Election of the following Directors in connection with the establishment of a Classified Board: G. Leonard Baker, Jr. and Ian K. Loring will serve until annual stockholders meeting in 2000; Martin M. Schwartz and David Dominik will serve until the annual stockholders meeting in 2001; Dr. Allan Rosencwaig and Adam W. Kirsch will serve until the annual stockholders meeting in 2002. On all matters the vote tally was 8,484,915 votes for, with three (3) shareholders abstaining.

    On August 26, 1999 the stockholders voted on a consent in lieu of a special meeting. The following matters were voted on: (1) Amended and Restated Certificate of Incorporation (which, among other things, deleted the Classified Board); (2) Amended and Restated By-Laws; (3) Election of the following Directors in connection with the dissolution of the Classified
    Board: G. Leonard Baker, Jr., Ian K. Loring, Martin M. Schwartz, David Dominik, Dr. Allan Rosencwaig and Adam W. Kirsch. On all matters the vote tally was 8,484,915 votes for, with three (3) shareholders abstaining.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

     Exhibit
     Number   Description

     3.1      Restated Certificate of Incorporation of Therma-Wave, Inc.
     3.2      Amended and Restated By-Laws of Therma-Wave, Inc.
    10.29 Second Amendment to Credit Agreement, dated as of August 13, 1999, between Therma-Wave and Bankers Trust Company, as agent.(1)
    27.1      Financial Data Schedule.
    99.1      Risk Factors. (1)

    _______

      (1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-76019)

The Company did not file any reports on Form 8-K during the six months ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMA-WAVE, INC.
                                 (Registrant)


                                /s/ L. Ray Christie
                    ---------------------------------------

                                L. RAY CHRISTIE
                            Chief Financial Officer
              (as Registrant and as Principal Accounting Officer)

                               October 28, 1999