Form 10-Q
period 2000-01-02
THERMA WAVE INC
filed 2000-02-15
CIK 828119

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark one)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-
    EXCHANGE ACT OF 1934
    For the quarterly period ended January 2, 2000 OR

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

                                (510) 668-2200
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X   No  ____
                                   ---

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

                 Class                       Outstanding as of January 30, 2000
--------------------------------------------------------------------------------
  Class A Common stock, $0.01 par value                   9,073,532
  Class B Common stock, $0.01 par value                   1,122,836
  Class L Common stock, $0.01 par value                   1,008,170

                               THERMA-WAVE, INC.
                                   FORM 10-Q

                                     INDEX


Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets
          December 31, 1999 and March 31, 1999                           3

        Condensed Consolidated Statements of Operations
          Three and nine months ended December 31, 1999 and 1998         4

        Condensed Consolidated Statements of Cash Flows
          Nine months ended December 31, 1999 and 1998                   5

        Notes to Unaudited Condensed Consolidated Financial Statements   6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   10

Part II. Other Information

Item 1.  Legal Proceedings                                              18

Item 2.  Changes in Securities and Use of Proceeds                      20

Item 3.  Defaults upon Senior Securities                                20

Item 4.  Submission of Matters to a Vote of Security Holders            20

Item 5.  Other Information                                              21

Item 6.  Exhibits and Reports on Form 8-K                               21

Signatures                                                              22

Part I. Financial Information
Item 1. Unaudited Consolidated Condensed Financial Statements


                               THERMA-WAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                                        December 31,                 March 31,
                                                                            1999                       1999
                                                                  ---------------------       --------------------
                              ASSETS
Current assets:
 Cash and cash equivalents                                                    $  11,699                  $  20,245
 Accounts receivable, net                                                        23,792                     12,180
 Inventories, net                                                                23,369                     15,369
 Other current assets                                                             3,236                      9,759
                                                                  ---------------------       --------------------

           Total current assets                                                  62,096                     57,553

 Property and equipment, net                                                      4,589                      4,513
 Deferred financing costs, net                                                    7,137                      8,349
 Other assets                                                                     2,459                      1,937
                                                                  ---------------------       --------------------
           Total assets                                                       $  76,281                  $  72,352
                                                                  =====================       ====================

           LIABILITIES AND STOCKHOLDERS' EQUITY
                  (NET CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable                                                             $   9,244                  $   4,034
 Other current liabilities                                                       21,661                     22,125
                                                                  ---------------------       --------------------

           Total current liabilities                                             30,905                     26,159
 Long term debt                                                                 115,000                    115,000
 Other liabilities                                                                4,018                      2,817
                                                                  ---------------------       --------------------

           Total liabilities                                                    149,923                    143,976

Commitments and contingencies

Mandatorily redeemable preferred stock                                           16,073                     15,347

Stockholders' equity (net capital deficiency)
 Common stock - Class A                                                              91                         91
 Common stock - Class B                                                              11                         11
 Common stock - Class L                                                              10                         10
 Additional paid-in capital                                                      19,044                     19,754
 Notes receivable from stockholders                                                (241)                      (241)
 Accumulated deficit                                                           (108,118)                  (105,416)
 Other comprehensive loss                                                          (512)                    (1,180)
                                                                  ---------------------       --------------------
            Total stockholders' equity (net capital deficiency)                 (89,715)                   (86,971)
                                                                  ---------------------       --------------------
            Total liabilities and stockholders' equity (net
             capital deficiency)                                              $  76,281                  $  72,352
                                                                  =====================       ====================

     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (Unaudited)

                                                       Three months ended                            Nine months ended
                                                           December 31                                  December 31
                                           ----------------------------------------     ----------------------------------------

                                                   1999                   1998                  1999                   1998
                                           -----------------      -----------------     -----------------      -----------------
Net revenue                                          $31,977                $17,161              $ 79,031               $ 47,603
Cost of revenue                                       16,397                  8,957                42,301                 26,819
                                           -----------------      -----------------     -----------------      -----------------

Gross margin                                          15,580                  8,204                36,730                 20,784

Operating expenses:
 Research and development                              5,842                  3,095                14,783                 11,617
 Selling, general and administrative                   5,645                  4,501                14,547                 13,634
 Expenses relating to operating cost
  improvements                                             -                      -                     -                  1,057
                                           -----------------      -----------------     -----------------      -----------------
        Total operating expenses                      11,487                  7,596                29,330                 26,308
                                           -----------------      -----------------     -----------------      -----------------

Operating income (loss)                                4,093                    608                 7,400                 (5,524)

Other income (expense):
 Interest expense                                     (3,532)                (3,542)              (10,545)               (10,491)
 Interest income                                         115                    141                   400                    518
 Other, net                                              (32)                   171                    43                    115
                                           -----------------      -----------------     -----------------      -----------------
                                                      (3,449)                (3,230)              (10,102)                (9,858)
                                           -----------------      -----------------     -----------------      -----------------

Income (loss) before income taxes                        644                 (2,622)               (2,702)               (15,382)
Benefit for income taxes                                   -                   (341)                    -                 (2,001)
                                           -----------------      -----------------     -----------------      -----------------

Net income (loss)                                        644                 (2,281)               (2,702)               (13,381)

Accretion of preferred stock dividend                    314                    208                   726                    624
                                           -----------------      -----------------     -----------------      -----------------
Net income (loss) attributable to common
 stockholders                                        $   330                $(2,489)             $ (3,428)              $(14,005)
                                           =================      =================     =================      =================


Net loss per share:
 Basic                                               $ (0.05)               $ (0.31)             $  (0.54)              $  (1.56)
 Diluted                                             $ (0.05)               $ (0.31)             $  (0.54)              $  (1.56)
Weighted average number of shares
 outstanding:
 Basic                                                 9,542                  9,374                 9,594                  9,316
 Diluted                                               9,542                  9,374                 9,594                  9,316

Pro Forma net income (loss) per share:
 Basic                                               $  0.03                                     $  (0.29)
 Diluted                                             $  0.02                                     $  (0.29)
Weighted average number of shares
 outstanding:
 Basic                                                11,794                                       11,742
 Diluted                                              13,609                                       11,742

     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                   Nine months ended
                                                                     December 31,
                                                       --------------------------------------
                                                              1999                  1998
                                                       ----------------     -----------------
Operating activities:
  Net loss                                                     $ (2,702)             $(13,381)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
   Depreciation and amortization                                  3,425                 3,422
   Amortization of deferred financing costs                       1,212                 1,204
   Non-cash expenses relating to operating cost
    improvements                                                      -                   100
   Changes in assets and liabilities:
     Accounts receivable                                        (11,612)                6,645
     Inventories                                                 (8,976)                1,629
     Other assets                                                 5,965                   (90)
     Other liabilities                                            5,580                (7,184)
                                                       ----------------     -----------------
      Net cash used in operating activities                      (7,108)               (7,655)

Investing activities:
  Purchases of property and equipment                            (1,704)                 (323)
  Other                                                            (309)                 (428)
                                                       ----------------     -----------------
      Net cash used in investing activities                      (2,013)                 (751)
      Net cash provided by financing activities                     575                   632
                                                       ----------------     -----------------

 Net decrease in cash and cash equivalents                       (8,546)               (7,774)
 Cash and cash equivalents at beginning of period                20,245                20,422
                                                       ----------------     -----------------
 Cash and cash equivalents at end of period                    $ 11,699              $ 12,648
                                                       ================     =================

 Supplementary disclosures:
  Cash paid for interest                                       $ 12,343              $ 12,407
                                                       ================     =================
  Cash paid for income taxes                                   $      2              $    293
                                                       ================     =================

     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 1999, and the operating results and cash flows for the nine months ended December 31, 1999 and 1998. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 1999.

          The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on April 2, 2000.

          The third quarters of fiscal years 2000 and 1999 and the fiscal year 1999 ended on January 2, 2000, January 3, 1999 and April 4, 1999, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar quarter.

2.   Inventories

     Inventories are summarized as follows (in thousands):

                                December 31, 1999           March 31, 1999
                             -----------------------    ----------------------

Purchased materials                          $ 5,493                   $ 6,678
Systems in process                            13,669                     5,302
Finished systems                               4,207                     3,389
                             -----------------------    ----------------------
                                             $23,369                   $15,369
                             =======================    ======================

3.   Expenses Relating to Operating Cost Improvements

          On June 22, 1998 and September 24, 1998, we announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with our current operating environment. All terminated employees were notified of their severance and related benefits at the time the program was announced. This program resulted in a reduction of approximately 100 employees primarily involved in customer service and manufacturing positions. Certain leased facilities in Texas, Arizona and Japan were closed and fixed assets were consolidated. Total cash outlays for fiscal 1999 were $832,000. Non-cash charges of $100,000 were primarily for asset write-offs. The balance of $19,000 at December 31, 1999 primarily represented cash payments and will be utilized during the remainder of fiscal 2000. Expenses relating to operating cost improvements are summarized as follows:

                    Provision          Provision
                  Quarter Ended      Quarter Ended        Utilized        Balance                           Balance
                  June 30, 1998    December 31, 1998      in FY99       March 31, 1999     Utilized     December 31, 1999
               ------------------------------------------------------------------------------------------------------------
 Severance            $406               $431              $(762)            $ 75            $ (75)              $ -
 Facilities             76                 44                (70)              50              (31)               19
 Other                 100                  -               (100)               -                -                 -
                      ----               ----              -----             ----            -----               ---
                      $582               $475              $(932)            $125            $(106)              $19


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

          Comprehensive gain (loss) for the three months ended December 31, 1999 and 1998 amounted to approximately $741,000 and $(1,663,000), respectively. During the nine months ended December 31, 1999 and 1998, comprehensive loss amounted to approximately $2,034,000 and $12,670,000, respectively.

5.   Net Income (Loss) Per Share

          The Company had adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires the Company to report both basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested Class B Stock or shares that contingently convert into Common Stock upon certain events, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding. Class A Stock, Class B Stock and Class L Stock share ratably in the net income (loss) remaining after giving effect to the 12% yield on Class L Stock. Net loss for the three and nine months ended December 31, 1999 and 1998 used in the net loss per share calculation represents the loss attributable to the weighted average number of shares of Class A Stock, Class B Stock and Common Stock outstanding after giving effect to the 12% yield on Class L Stock. As a result of the losses incurred by the Company during the three and nine months ended December 31, 1999 and 1998, all potential common shares were anti-dilutive and excluded from the diluted net income (loss) per share calculation.

          The following tables set forth the computation of net income (loss) per share of common stock:

                                                            Three Months Ended             Nine Months Ended
                                                               December 31                    December 31
                                                    -------------------------------------------------------------
                                                           1999              1998           1999          1998
                                                    -------------------------------------------------------------
Numerator (in thousands):
Net income (loss)                                            $  644         $(2,281)       $(2,702)      $(13,381)
Less: Preferred stock dividend                                 (314)           (208)          (726)          (624)
Less: Income attributable to Class L Stock                     (763)           (416)        (1,800)          (543)
                                                    -------------------------------------------------------------
                                                             $ (433)        $(2,905)       $(5,228)      $(14,548)

Denominator (in thousands):
Class A Stock                                                 9,074           9,074          9,074          9,074
Class B Stock (vested)                                          468             300            520            242
                                                    -------------------------------------------------------------
Weighted average shares outstanding used for basic
 and diluted income (loss) per share                          9,542           9,374          9,594          9,316

          The following tables summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                                               December 31
                                                         -----------------------
                                                            1999           1998
                                                         -----------------------
Class B Stock Subject to Repurchase (unvested)             583,711       876,092
Mandatorily Redeemable Convertible Preferred Stock         748,739       748,739
Stock Options                                            2,810,000     1,742,691

     The stock options outstanding at December 31, 1999 and 1998, had a weighted average exercise price of $8.625, and $9.685, respectively. Upon effectiveness of the initial public offering, Class L common stock is convertible into one share of Class A common stock plus an additional number of shares of Class A common stock (determined by dividing the preference amount for such share by the initial public offering price).

  6. Unaudited Pro Forma Net Income (Loss) Per Share

     Unaudited pro forma basic and diluted net income (loss) per share for the three and nine months ended December 31, 1999 have been calculated based on net income (loss) applicable to all classes of common stock and assuming the reclassification of the Company's Class B and Class L stock immediately prior to the completion of the initial public offering, as if such reclassification had occurred at the beginning of the period. Each share of Class L stock will be reclassified into one share of Class A stock plus an additional number of shares of Class A stock (determined by dividing the preference amount of $26.018 for such share by the initial public offering price of $20.00 per share). Each share of Class B stock will then be reclassified into one share of Class A stock.

  7. Subsequent Events

     On February 3, 2000, the Company closed the initial public offering of its common stock. In connection with this offering and the exercise of an over-allotment option by the underwriters, the Company sold 10,350,000 shares of common stock at a price of $20.00 per share.

     Upon the effectiveness of the initial public offering, all of the outstanding shares of Class A common stock and Class B common stock were reclassified into a single class of common stock on a share-for-share basis and all of the outstanding shares of Class L common stock were reclassified into one share of common stock plus an additional number of shares of common stock determined by dividing the preference amount by the initial public offering price. On February 3, the preference amount was $26.018 per share of Class L common stock resulting in an aggregate of 2,319,698 shares of common stock issued in exchange for outstanding shares of Class L common stock.

     Immediately after the closing of the initial public offering, the Company called for the redemption of 35% of its outstanding $115.0 million 10.625% senior notes due 2004 at a price of 110.625% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the date of redemption, pursuant to the terms of the indenture governing the senior notes. In addition, the Company commenced a tender offer and consent solicitation for the remaining 65% or $74,750,000 aggregate principal amount of its senior notes. We expect to incur a non-recurring extraordinary charge for early debt extinguishment of approximately $17.8 million, relating primarily to the premium on the redemption and repurchase of our senior notes.

     Immediately prior to the effectiveness of the initial public offering, the Board of Directors and stockholders adopted the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan.



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

General

     We are a worldwide leader in the development, manufacture, marketing and servicing of process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our current process control metrology systems are principally used to measure ion implantation and thin film deposition and removal. We currently sell two product families of process control metrology systems: the Therma-Probe systems and the Opti-Probe systems.

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

     We derive our revenues from system sales, sales of replacement and spare parts, and service contracts. During the nine months ended December 31, 1999, we derived approximately 84% of our revenues from system sales, 9% from sales of replacement and spare parts, including associated labor, and 7% from service contracts. During the year ended March 31, 1999, we derived approximately 78% of our revenues from system sales, 12% from sales of replacement and spare parts, including associated labor, and 10% from service contracts. Revenue from system sales, replacement and spare parts is generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the period of the contract.

     International sales accounted for approximately 55%, 69% and 65% of our total revenues for fiscal 1998, 1999, and the nine months ended December 31, 1999, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

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

     We expect to incur a non-recurring extraordinary charge for early debt extinguishment of approximately $17.8 million, relating primarily to the premium on the redemption and repurchase of our senior notes.

Results of Operations

     The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the nine months ended December 31, 1999 and 1998 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                              Three months ended                    Nine months ended
                                                 December 31,                          December 31,
                                      --------------------------------     ---------------------------------
 Statement of Operations Data:               1999               1998              1999               1998
                                      --------------     -------------     --------------     --------------
Net revenue                                    100.0%            100.0%             100.0%             100.0%
Cost of revenue                                 51.3              52.2               53.5               56.3
                                      --------------     -------------     --------------     --------------
Gross margin                                    48.7              47.8               46.5               43.7
Operating expenses:
 Research and development                       18.2              18.0               18.7               24.4
 Selling, general and administrative            17.7              26.3               18.4               28.6
 Expenses relating to operating cost
  improvements                                     -                 -                  -                2.2
                                       -------------     -------------     --------------     --------------
Operating income (loss)                         12.8               3.5                9.4              (11.5)
 Interest expense                              (11.0)            (20.6)             (13.3)             (22.0)
 Interest income                                 0.3               0.8                0.5                1.1
 Other, net                                     (0.1)              1.0                  -                0.2
                                      --------------     -------------     --------------     --------------
Income (loss) before income taxes                2.0             (15.3)              (3.4)             (32.2)
Benefit for income taxes                           -              (2.0)                 -               (4.2)
                                      --------------     -------------     --------------     --------------
Net income (loss)                                2.0%            (13.3)%             (3.4)%            (28.0)%
                                      ==============     =============     ==============     ==============


     Net Revenues. Net revenues were $32.0 million for the three months ended December 31, 1999, an increase of 23% from the prior quarter and an increase of 86% from the same period in the prior fiscal year. Net revenues were $79.0 million for the nine months ended December 31, 1999, an increase of 66% from the same period in the prior fiscal year. The increase in revenue is the result of the strong demand in the semiconductor industry requiring our customers to increase their capital investments and the recovery of economic conditions in the Asia Pacific region. Revenues have increased primarily due to increased unit sales of both our Therma-Probe and Opti-Probe products. Revenue from spare parts and service contracts have also increased as our customer base continues to expand. New orders for the third quarter were up substantially from the prior quarter and resulted in a strengthened backlog.

     Net revenues attributable to international sales for the three months ended December 31, 1999 and 1998 accounted for 70% and 54% of our total revenues for such periods, respectively. Net revenues attributable to international sales for the nine months ended December 31, 1999 and 1998 accounted for 65% and 61% of our total revenues for such periods, respectively. Due to significant demand from customers in Taiwan and stronger economic conditions in the Asia Pacific region, sales to customers in Asia represented approximately 46% and 13% of total net revenues for the three months December 31, 1999 and 1998, respectively, and 41% and 19% of total net revenues for the nine months ended December 31, 1999 and 1998, respectively.

     Historically, we have experienced volatility from Asian markets. Although we have recently experienced increased sales and received an increased level of orders from customers in the Asia Pacific region, turbulance in the Asian markets could adversely affect our sales in the future.

     Gross Margin. Gross margin was 49% and 47%, respectively, for the three and nine months ended December 31, 1999. For the three months ended December 31, 1999, gross margin increased from 47% in the previous quarter and 48% for the same quarter a year ago. For the nine months ended December 31, 1999, gross margin increased from 44% in the same period in the prior fiscal year. The increase in gross margin is due to the improvement in the semiconductor industry, higher volume and a favorable sales mix. The increase in gross margin was slightly offset by higher manufacturing costs associated with the manufacturing scale-up of new products.

     Research and Development ("R&D") Expenses. R&D expenses were $5.8 million and $14.8 million, respectively, for the three and nine months ended December 31, 1999. For the three months ended December 31, 1999, R&D expenses increased 15% from the previous quarter and 89% from the same quarter a year ago. For the nine months ended December 31, 1999, R&D expenses increased 27% from the same period in the prior fiscal year. The increase from the prior period is the result of additional resources dedicated to new products and product improvements expected to be released in the next six to twelve months. We believe that technical leadership is essential to our success and expect to continue to commit significant resources to R&D projects. In the future, we expect our R&D expenses to increase in absolute dollar terms.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses were $5.6 million and $14.5 million, respectively, for the three and nine months ended December 31, 1999. For the three months ended December 31, 1999, SG&A increased 16% from the previous quarter and 25% from the same quarter a year ago. For the nine months ended December 31, 1999, SG&A increased 7% from the same period in the prior fiscal year. The increase from the prior periods is mainly due to the increase in sales commissions resulting from the increase in sales and the change in customer sales mix.

     Expenses Relating to Operating Cost Improvements. On June 22, 1998 and September 24, 1998, we announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with our current operating environment. All terminated employees were notified of their severance and related benefits at the time the program was announced. This program resulted in a reduction of approximately 100 employees primarily involved in customer service and manufacturing positions. Certain leased facilities in Texas, Arizona and Osaka, Japan were closed and fixed assets were consolidated. Total cash outlays for the nine months ended December 31, 1999 and 1998 were $106,000 and $753,000, respectively.

     Interest Expense. Interest expense for the three and nine months ended December 31, 1999 was $3.5 million and $10.5 million, respectively. These amounts are comparable to prior periods.

     Provision for Income Taxes. Our tax benefit for the three and nine months ended December 31, 1998 reflected the tax benefit rate of 13% based upon our loss carryback potential. For the three and nine months ended December 31, 1998, we recorded a benefit for income taxes of $0.3 million and $2.0 million, respectively. For fiscal 2000, we have not recorded any tax benefit since we have fully utilized our loss carryback ability.

     Net Income (Loss). Net income (loss) for the three and nine months ended December 31, 1999 was $0.6 million and ($2.7) million. For the three months ended December 31, 1999, the net income improved $1.7 million from the previous quarter and $2.9 million from the same quarter a year ago. For the nine months ended December 31, 1999, the net loss improved $10.7 million from the same period of the prior fiscal year.

Liquidity and Capital Resources

     Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable, inventories, capital expenditures and debt service. Since the recapitalization, we have funded our operating activities principally from funds generated from operations.

     Cash flow used in operating activities was $7.1 million and $7.7 million for the nine months ended December 31, 1999 and 1998, respectively. The decrease in cash flow used in operating activities from fiscal year 2000 to 1999 is mainly due to the increase in accounts receivable and inventories and the decrease in net loss, partially offset by the tax refund of $8.3 million.

     Purchases of property and equipment were $2.2 million and $0.3 million for the nine months ended December 31, 1999 and 1998, respectively.

     In May 1997, we issued $115.0 million in aggregate principal amount of senior notes that, together with a $20.1 million equity contribution, was used to finance the recapitalization. In the recapitalization, we used $26.9 million to repay outstanding borrowings, $96.9 million to redeem a portion of our common stock, $11.0 million to pay related fees and expenses and $0.3 million for general working capital purposes. A redemption of 35% of the aggregate principal amount of senior notes at a premium following an initial public offering is required pursuant to the terms of the indenture governing the senior notes.

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

      During the quarter ended June 30, 1998, we amended the bank credit facility to have our borrowing availability subject to a borrowing base formula, which provided a maximum revolving credit facility of $30.0 million, and to adjust the financial covenants requiring us to maintain minimum levels of EBITDA during each six-month period ending on the last day of each fiscal quarter and minimum levels of cumulative EBITDA from April 7, 1996 to the last day of each fiscal quarter. In August 1999, we entered into a second amendment to our bank credit facility to further adjust these financial tests. The second amendment also provided that if we had not consummated a qualified initial public offering by the end of December 31, 1999, then the loan commitment amount would be reduced by $5.0 million to $25.0 million. These amendments were effected in light of the impact of the downturn in the semiconductor industry on our operating results. Without the first amendment to our bank credit facility, on June 30, 1998, we would have violated the financial test relating to the maintenance of minimum levels of EBITDA for the six-month period ending on such date. We may borrow amounts under the amended bank credit facility to finance our working capital requirements and other general corporate purposes. The amended bank credit facility requires us to meet financial tests and contains covenants customary for this type of financing. At December 31, 1999, there was $3.5 million outstanding under a letter of credit and $21.5 million of unused borrowing capacity under the amended bank credit facility.

     Our principal sources of funds are anticipated to be cash on hand ($11.7 million as of December 31, 1999), cash flows from operating activities, net proceeds of $191.0 million from our completed initial public offering on February 3, 2000 and, if necessary, borrowings under the bank credit facility. In addition, we received a tax refund of $8.3 million during the first quarter of fiscal 2000. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, as well as to provide funds for our working capital, capital expenditures and other needs for at least the next 24 months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

     On February 3, 2000, the Company closed the initial public offering of its common stock. In connection with this offering and the exercise of an over-allotment option by the underwriters, the Company sold 10,350,000 shares of common stock at a price of $20.00 per share.

     Upon the effectiveness of the initial public offering, all of the outstanding shares of Class A common stock and Class B common stock were reclassified into a single class of common stock on a share-for-share basis and all of the outstanding shares of Class L common stock were reclassified into one share of common stock plus an additional number of shares of common stock determined by dividing the preference amount by the initial public offering price. On February 3, the preference amount was $26.018 per share of Class L common stock resulting in an aggregate of 2,319,698 shares of common stock issued in exchange for outstanding shares of Class L common stock.

     Immediately after the closing of the initial public offering, the Company called for the redemption of 35% of its outstanding $115.0 million 10.625% senior notes due 2004 at a price of 110.625% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the date of redemption, pursuant to the terms of the indenture governing the senior notes. In addition, the Company commenced a tender offer and consent solicitation for the remaining 65% or $74,750,000 aggregate principal amount of its senior notes. We expect to incur a non-recurring extraordinary charge for early debt extinguishment of approximately $17.8 million, relating primarily to the premium on the redemption and repurchase of our senior notes.

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

Year 2000

     Many computer systems used by us and our suppliers may not have properly recognized a date using "00" as the year 2000. This could have resulted in system/program failure or logic errors that could disrupt normal business activities. We established a formal project with a project office and project team to address this issue and achieve year 2000 readiness.

     The project focused on four key readiness areas:

     . Internal Infrastructure Readiness, addressing internal hardware,software and non-information technology systems;

     . Supplier Readiness, addressing the preparedness of those suppliers providing material incorporated into our products;

     .  Product Readiness, addressing product functionality; and

     . Customer Readiness, addressing customer support and transactional activity.


     For each readiness area, we systematically performed a global risk assessment, conducted testing and remediation (renovation and implementation), developed contingency plans to mitigate unknown risk, and communicated with employees, suppliers and customers to raise awareness of the Year 2000 problem.

     Internal Infrastructure Readiness Program. We conducted an assessment of internal applications and computer hardware. All critical software applications have been made Year 2000 compliant. All software remediation is now complete. The Year 2000 compliance evaluation of hardware, including network fabric, telecommunications equipment, workstations and other items is complete.

     In addition to applications and information technology hardware, we tested and developed remediation plans for facilities and other operations.

     Supplier Readiness Program. This program focuses on minimizing the risks associated with suppliers in two areas: (1) a supplier's business capability to continue providing products and services; and (2) a supplier's product integrity. We identified and contacted key suppliers based on their relative risks in these two areas. We received responses from 100% of our key suppliers, most of which indicate that they have implemented remediation plans. Based on our assessment of each supplier's progress to adequately address the Year 2000 issue, we developed a supplier action list and contingency plans. We revisited key suppliers during the third calendar quarter of 1999 to ensure that supplier commitments had been met. Alternate sources were evaluated and we do not believe that further action is necessary.

     Product Readiness Program. This program focuses on identifying and resolving Year 2000 issues existing in our products. The program encompasses a number of activities including testing, evaluation, engineering and manufacturing implementation. We adopted the Sematech guidelines known as Year 2000 readiness testing scenarios as the baseline for our product testing. Sematech is a consortium of integrated circuit manufacturers that provides guidelines to equipment suppliers to the semiconductor industry. We believe that the use of these scenarios should enable our products to meet standards that we believe are generally accepted across the computer industry for Year 2000 readiness. The testing, and subsequent remediation, of our products to meet the Sematech guidelines has not had a material adverse impact on our operations. As of the fourth calendar quarter of 1998, we believe that all of our products then in production met the Sematech guidelines for Year 2000 readiness.

     Our customers were notified of known risks and remediation plans in the third calendar quarter of 1998. All customer equipment that is covered by warranty or contract was retrofitted by the third calendar quarter of 1999.

     Customer Readiness Program. This program is focused on customer support, including the coordination of retrofit activity, and developing contingency plans where appropriate, as well as the ability of our customers to continue to conduct business with us. We completed this program in the third calendar quarter of 1999.

     Our total Year 2000 incremental costs were approximately $135,000, which were incurred through December 31, 1999. We are continuing our assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

     Since the programs described in this section are ongoing, all potential Year 2000 complications may not have yet been identified. Therefore, the potential impact of these complications on our financial condition and results of operations cannot be determined at this time. If computer systems used by us or our suppliers, products provided to us by our suppliers, or the software applications of hardware used in systems manufactured or sold by us, fail or experience significant difficulties related to the Year 2000 issue, our results of operations and financial condition could be materially adversely affected. We could incur delays in producing and delivering products to our customers, which could result in order cancellations and lost revenue and profits. As of the date hereof, we are not aware of, and we have not experienced, any problems with our internal computer systems that are related to the Year 2000 issue. We believe the likelihood of losing revenue and profits from difficulties resulting from Year 2000 issues is low.



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

     On June 5, 1998, at our request, the United States Patent Office initiated an interference proceeding between Therma-Wave and Rudolph Technologies. The subject matter of the interference relates to ellipsometer technology that Rudolph employs in its commercial devices. We believe we developed and patented this technology prior to Rudolph. The interference proceedings will determine ownership of the technology as between Rudolph Technologies and Therma-Wave. A successful outcome of the interference proceeding may result in Rudolph being required to pay us licensing fees. Since we have not commercialized this technology, an unsuccessful outcome in the interference proceeding would not have a material adverse effect on our business, financial condition or results of operations. On November 9, 1999, the U.S. Patent Office issued a ruling allowing us to proceed with this action against Rudolph.

     On September 3, 1998, we were named in a patent infringement suit filed by KLA-Tencor. KLA-Tencor alleged that it patented an aspect of the thin film thickness measuring technology that we use in our Opti-Probe product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipmentthey allege uses this aspect. We believe none of our products infringe any of the claims of KLA-Tencor's patent and that their infringement allegations are unfounded. Nonetheless, KLA-Tencor has made broad allegations covering technology that accounts for a significant portion of our revenues. Since we believe these allegations are unfounded, we intend to vigorously defend our position, and we expect to prevail. We believe that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results of operations.

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

     On October 25, 1999 we commenced an action against KLA-Tencor Corporation for patent infringement with respect to two of our patents relating to optical measurement systems that include a calibrating ellipsometer. In addition to the infringement claims, we also filed claims against KLA-Tencor for engaging in a pattern of conduct designed to disparage and improperly damage us.

     There can be no assurances, however, that we will prevail in any ongoing patent litigation described above. We believe, however, the litigation described above will not have a material adverse effect on our business, financial condition or results of operations.

     We are presently in discussions with Nanometrics regarding patent issues. Specifically, we believe some of the thin film thickness measuring devices sold by Nanometrics infringe upon one of our fundamental thin film technology combination patents. Nanometrics has alleged that an aspect of the thin film thickness measuring technology that we use in some of our products in our Opti-Probe family infringes upon a patent, which it owns. We believe that none of our products infringe any of the claims of Nanometrics' patent and that its infringement allegations are unfounded. We cannot predict the outcome of these discussions but we believe that the outcome from such discussions, even if adverse to us, would not have a material adverse effect on our business, financial condition or results of operations. No lawsuit with respect to any of these matters has been filed by either party.

     We are also involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

     On August 6, 1999 the stockholders voted on a consent in lieu of an annual meeting. The following matters were voted on: (1) Amended and Restated Certificate of Incorporation (which included among other things the establishment of a classified Board of Directors and the election of existing Directors to such Classified Board); (2) Amended and Restated By-Laws; (3) Appointment of Independent Public Accountant; (4) Form of Indemnification Agreements; (5) 1999 Equity Incentive Plan; (6) 1999 Employee Stock Purchase Plan; (7) Election of the following Directors in connection with the establishment of a Classified Board: G. Leonard Baker, Jr. and Ian K. Loring will serve until annual stockholders meeting in 2000; Martin M. Schwartz and David Dominik will serve until the annual stockholders meeting in 2001; Dr. Allan Rosencwaig and Adam W. Kirsch will serve until the annual stockholders meeting in 2002. On all matters the vote tally was 9,504,717 votes for, with 576,985 shares abstaining.

     On August 26, 1999 the stockholders voted on a consent in lieu of a special meeting. The following matters were voted on: (1) Amended and Restated Certificate of Incorporation (which, among other things, deleted the Classified Board); (2) Amended and Restated By-

   Laws; (3) Election of the following Directors in connection with the dissolution of thClassified Board: G. Leonard Baker, Jr., Ian K. Loring, Martin M. Schwartz, David Dominik, Dr. Allan Rosencwaig and Adam W. Kirsch. On all matters the vote tally was 8,811,361 votes for, with 1,270,341 shares abstaining.

Item 5. Other Information

      None.


Item 6. Exhibits and Reports on Form 8-K

      The following exhibits are included herein:


      Exhibit
      Number         Description

      3.1            Restated Certificate of Incorporation of Therma-Wave,Inc.
      3.2            Amended and Restated By-Laws of Therma-Wave, Inc.
      27.1           Financial Data Schedule.
      99.1           Risk Factors. (1)
      __________
         (1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-76019)

     The Company did not file any reports on Form 8-K during the nine months ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMA-WAVE, INC.
                                 (Registrant)



                              /s/ L. RAY CHRISTIE
                 ---------------------------------------------

                                L. RAY CHRISTIE
                            Chief Financial Officer
              (as Registrant and as Principal Accounting Officer)

                               February 15, 2000