Form 10-K
period 2000-04-02
THERMA WAVE INC
filed 2000-06-30
CIK 828119

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

                                ---------------

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 2, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________________ to _________________

                       Commission file number: 333-29871

                                ---------------

                               THERMA-WAVE, INC.
            (Exact Name Of Registrant As Specified In Its Charter)


                  DELAWARE                                  94-3000561
      (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

              1250 Reliance Way
             Fremont, California                               94539
  (Address of Principal Executive Offices)                  (Zip Code)

       Registrant's telephone number, including area code (510) 668-2200

          Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class           Name Of Each Exchange On Which Registered
       -------------------           -----------------------------------------
               N/A                                      N/A

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share

                               (Title of Class)

                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [_]

     The aggregate market value of the common equity held by non-affiliates of the registrant as of June 15, 2000 was $290,526,799.75. As of June 15, 2000, the Registrant had 23,672,776 shares of common stock outstanding.

Portions of the Proxy Statement for the 2000 annual stockholders meeting are incorporated by reference into Part III.

                                   FORM 10-K
                               THERMA-WAVE, INC.
                               TABLE OF CONTENTS

                                                                                                               Page
Part I
   Item 1.  Business........................................................................................      1
   Item 2.  Properties......................................................................................     10
   Item 3.  Legal Proceedings...............................................................................     10
   Item 4.  Submission of Matters to a Vote of Security Holders.............................................     11

Part II
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................     12
   Item 6.  Selected Historical Financial Data..............................................................     13
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........     15
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk......................................     21
   Item 8.  Financial Statements and Supplemental Data......................................................     22
   Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure..........................     43

Part III
   Item 10. Directors and Executive Officers of the Registrant..............................................     44
   Item 11. Compensation of Executive Officers..............................................................     44
   Item 12. Security Ownership of Certain Beneficial Owners and Management..................................     44
   Item 13. Certain Relationships and Related Transactions..................................................     44
   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................     44

                                    PART I

ITEM 1.  BUSINESS

This annual report on Form 10-K contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under "Risk Factors" and elsewhere in this prospectus and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur.

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

     . decreases in feature line width, for example, from 0.25 microns to 0.18 microns;

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

     Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to reduce costs and improve device performance. Historically, semiconductor manufacturers have achieved an approximate 25% to 30% annual reduction in cost per chip function through productivity improvements including reduced feature size, increased wafer size and increased equipment productivity. Although increasing wafer size and yields will continue to be sources of productivity gains by semiconductor manufacturers, increasingly, we believe, gains will come from reduced feature size and non-yield manufacturing productivity enhancements, including increased equipment uptime, reduced manufacturing space requirements, reduced use of wafers for testing purposes and lower tool maintenance costs. According to Sematech, a consortium of integrated circuit manufacturers that provides research, analysis and guidelines to equipment suppliers to the semiconductor `industry, as summarized in the following table, the greatest potential for future productivity gains are expected to come primarily from gains in equipment productivity and continuing reduction of feature sizes:

                       Key Drivers of Fab Productivity*

     Factor                                                                       1980      Present       Future
     ------                                                                       ----      -------       ------
     Reduced feature sizes....................................................      12%      12-14%        12-14%

     Increased wafer sizes....................................................       8%          4%          **2%

     Improved yields..........................................................       5%          2%          **1%

     Other gains in equipment productivity....................................       3%       7-10%       *10-13%

________
*   More Than
**  Less Than

 .    Percentages reflect the annual reduction in the cost per chip function.
     Source: Sematech

Current Industry Leading Metrology Solutions

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

As a result of the high probability of contamination of the silicon wafer from contact with the probe, this procedure was only used on a limited number of test wafers. As compared to test wafer monitoring, product wafer monitoring using our Therma-Probe systems decreases manufacturing costs by reducing the need for test wafers and pilot runs and shortening the cycle time between the implant and monitoring steps. In addition, our systems detect implant processing problems inherent in product wafers that are often missed when utilizing test wafer monitoring alone.

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

     The following table summarizes our improvements to the Therma-Probe product family:

                  Year
    System     Introduced        Description of Innovation/Advancement
   --------    ----------        -------------------------------------
    TP-200        1985      Introduced first non-destructive process control
                            metrology system to measure ion implantation.
    TP-300        1987      Added cassette-to-cassette wafer handling and
                            automation software to the capability of the TP-200.
    TP-400        1992      Significantly improved repeatability and added
                            second cassette station for tool calibration.
    TP-500        1996      Built on the same platform as the OP-2600, added
                            pattern recognition and improved reliability and
                            throughput.
    TP-630        1998      Expanded wafer measurement capability to 300
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

     Opti-Probe Product Family. Opti-Probe systems significantly improve upon existing thin film metrology systems by successfully integrating up to five distinct film measurement technologies, three of which are patented by Therma-Wave. By combining the measured data from these multiple technologies and correlating it by using our proprietary software, Opti-Probe systems provide increased measurement capability leading to higher yields, less misprocessing, less rework, faster production ramp-up and increased productivity on both test and product wafers. These techniques of combining optical measurement technologies and correlating the results have also been patented by Therma-Wave. We believe Opti-Probe systems have captured approximately 33% of the thin film measurement market.

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

     The addition of absolute laser ellipsometry, or AE(TM), to Opti-Probe systems enable stable, reference-free absolute measurements on ultra-thin films with high precision and repeatability. Integrating absolute laser ellipsometry with our proprietary beam profile ellipsometry, or BPE(TM), provides fast, precise and small spot size film measurements. We believe the successful market transition to the Opti-Probe 5000 series will further strengthen our technological capabilities in the thin film measurement market. We sold our first Opti-Probe 5000 series system in April 1998.

     The following table summarizes our improvements to the Opti-Probe product family:

                   Year
  System        Introduced         Description of Innovation/Advancement
  ------        ----------         -------------------------------------
OP-1000            1992       Introduced a new patented optical technology,
                              BPR(TM), to measure thin film deposition and removal.

OP-2000            1993       Integrated BPR(TM)with a new patented optical
                              technology, BPE(TM), to enhance measurement capabilities.

OP-2600            1994       Integrated BPR(TM), BPE(TM)and Spectrometry to
                              further enhance measurement capabilities.

OP-2600 DUV        1996       Integrated deep ultra-violet reflectance with the
                              existing system to expand measurement range.

OP-3260            1996       Increased throughput of Opti-Probe.

OP-3260 DUV        1996       Integrated OP-3260 system with deep ultra-violet
                              reflectance.

OP-5200 Series     1998       Integrated up to five measurement technologies
                              (BPR(TM), BPE(TM) and deep ultra-violet
                              reflectance with Spectroscopic Ellipsometry and
                              AE(TM)).

OP-5300 Series 1998 Expanded OP-5200 series wafer measurement capability to 300 millimeters.

New Product Announcement

     We believe the semiconductor industry is rapidly moving towards the use of copper rather than aluminum conductor layers in semiconductors for improved device performance and enhanced fab productivity. We recently announced our Meta-Probe X measurement system, which uses X-ray reflectometry technology to provide fast, noncontact, and nondestructive measurement of metal and opaque thin films including copper seed and barrier layers. The Meta-Probe X provides information on three key thin film parameters -- thickness, density and surface roughness. The patented Meta-Probe X technology measures on both product and test wafers, and features a simple, cost effective design. We believe that existing metal film metrology systems are unable to perform some measurements with the required precision and repeatability and that more advanced measurement systems will be required. We expect to begin beta testing of the Meta-Probe X at customer locations during fiscal 2000.

Other New Product Initiatives

     We are currently pursuing several other new Fab Productivity Enhancement(TM) product initiatives. We are continuing to combine separate metrology systems into one tool. In addition, we are developing in-situ systems to improve the direct control of process equipment. Semiconductor manufacturers use in-situ metrology systems in their process equipment to improve the direct control of process equipment and to provide real-time measurement of product wafers. Although this market is in its infancy, the industry's need to improve process tool productivity through increased uptime and higher equipment utilization is expected to bring rapid growth to this industry sector. We are also developing solutions to network these systems.

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

     See Note 11 to Notes to Consolidated Financial Statements for a summary of our operations in the United States, Japan, United Kingdom and other foreign geographic areas.

Research and Development and Engineering

     The process control metrology market is characterized by continuous technological development and product innovations. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to engineering and research and development programs. As of March 31, 2000, our research, development and engineering staff was comprised of 80 persons. We seek to maintain our close relationships with customers to make improvements in our products which respond to customers' needs. For example, several of the improvements relating to the Opti-Probe product family were developed in cooperation with some of our major customers to address the need for more capable thin film measurement systems.

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

     Engineering and research and development expenses were $21.7 million, $15.1 million and $19.1 million in fiscal 1998, 1999 and 2000, respectively or 17%, 23% and 19% of net revenues for those periods, respectively. We expect engineering and research and development expenditures will continue to represent a substantial percentage of our revenues for the foreseeable future.

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

     We conduct the assembly of some optical components and final testing of our systems in clean-room environments. This procedure is intended to (1) reduce the amount of particulates and other contaminants in the final assembled system; and
(2) test our products against our customers' acceptance criteria prior to shipment. Following the final test, the completed system is packaged within triple vacuum sealed bags to maintain a high level of cleanliness during shipment and installation. As part of our ongoing quality program, all systems are monitored during the installation process.

Competition

     The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets that we serve. Some of our competitors have greater financial, engineering, manufacturing and marketing resources and broader product offerings than we have. Significant competitive factors in the market for metrology systems include system performance, ease of use, reliability, cost of ownership to the customer, technical support and customer relationships. We believe we compete favorably on the basis of these factors in each of our served markets. We compete with both larger and smaller United States and Japanese companies in the markets we serve. European companies are generally not significant competitors in markets we serve.

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

     We have a policy of seeking patents where appropriate on inventions concerning new products and improvements as part of our ongoing engineering and research and development activities. We have acquired a number of patents relating to our two key product families, the Opti-Probe and Therma-Probe systems. As of March 31, 2000, we owned 33 U.S. patents with expiration dates ranging from 2004 to 2017 and had filed applications for 26 additional U.S. patents. In addition, we owned 28 foreign patents with expiration dates ranging from 2004 to 2017 and had filed applications for 15 additional foreign patents.

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

     As of March 31, 2000, we owned eight registered trademarks in the U.S. and two in Japan and had filed 12 trademark registration applications in the U.S.

ITEM 2.  PROPERTIES

     Our executive and sales offices and manufacturing, engineering, research and development operations are located in a 102,000 square foot building in Fremont, California with approximately 800 square feet of Class 100 clean rooms for customer demonstrations and approximately 10,000 square feet of Class 1000 clean rooms for manufacturing. This facility is occupied under a lease expiring in 2006 at an aggregate annual rental expense of approximately $1.0 million. We have the option of extending this lease for another 15 years after 2006. We own substantially all of the equipment used in our facilities. On May 31, 2000, we entered into a lease for additional building space of approximately 25,000 square feet in Fremont, California. We believe that our existing facilities, capital equipment and anticipated capital expenditures will be adequate to meet our current requirements and that suitable additional or substitute space is readily available if needed.

     We also lease sales and customer support offices in Florida, Texas, Japan, Korea, Taiwan, the United Kingdom and Israel.

Employees

     As of March 31, 2000, we employed 379 persons, including 80 in engineering, research and development, 97 in manufacturing, 149 in customer support, 22 in sales and marketing and 31 in executive and administrative functions. Many of our employees are highly trained and hold advanced post-graduate degrees in science and engineering. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good. We believe we have low employee turnover relative to our industry and have been able to attract and retain a highly talented group of managers, designers and engineers which enables us to continually improve our products and customer support.

ITEM 3. LEGAL PROCEEDINGS

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

     On July 22, 1999, we were named in a second patent infringement suit filed by KLA-Tencor. KLA-Tencor has alleged that it patented another aspect of one of the thin film thickness measuring technologies that we have recently added to some of our Opti-Probe products. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. Since the patent which is the subject of this second suit issued on June 8, 1999, any potential liability for past sales is not material. Prior to filing its first infringement action, KLA-Tencor notified us of an earlier version of the patent that is the subject of this second suit. We believe none of our products infringed any of the claims of the earlier version of this KLA-Tencor patent and previously informed KLA-Tencor of our belief. KLA-Tencor's new patent is a continuation of the earlier patent. We believe KLA-Tencor's new patent is invalid and we intend to vigorously defend our position and we expect to prevail. We believe that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results or operations.

     On October 25, 1999, we commenced an action against KLA-Tencor for patent infringement with respect to two of our patents relating to optical measurement systems that include a calibrating ellipsometer. In addition to the infringement claims, we also filed claims against KLA-Tencor for engaging in a pattern of conduct designed to disparage and improperly damage us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH QUARTER OF FISCAL YEAR 2000

On January 31, 2000 the stockholders voted on a consent in lieu of a special meeting. The following matters were voted on: (1) Amended and Restated Certificate of Incorporation (which included among other things the establishment of a classified Board of Directors and the election of the existing Directors to such Classified Board); (2) Amended and Restated By-laws;
(3) Form of Indemnification Agreements; (4) 2000 Equity Incentive Plan; (5) 2000 Employee Stock Purchase Plan; and (6) Election of the following Directors in connection with the establishment of a Classified Board: G. Leonard Baker, Jr. and Ian K. Loring will serve until the annual stockholders meeting in 2000; Martin M. Schwartz and David Dominik will serve until the annual stockholders meeting in 2001; Dr. Allan Rosencwaig and Adam W. Kirsch will serve until the annual stockholders meeting in 2002. On all matters the vote tally was 8,827,449 votes for, with 1,254,253 votes abstaining.

On February 2, 2000 the stockholders voted on a consent in lieu of a special meeting. The following matters were voted on: (1) 2000 Employee Stock Option Plan; and (2) 2000 Equity Incentive Plan. On both matters the vote tally was 6,152,165 votes for, with 3,929,537 votes abstaining.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICE HISTORY
                                                        High       Low
  Fiscal Year 2000

  First Calendar Quarter (commencing February 4,        $49.50     $30.00
  2000 and ending on March 31, 2000)

     Therma-Wave's common stock is traded on the NASDAQ National Market. As of March 31, 2000, there were 83 holders of record of common stock.

     To date, we have not declared or paid cash dividends to our stockholders. We have no plans to declare or pay cash dividends in the near future.

     Prior to the initial public offering in February 2000, 17 employees exercised options representing 7,569 shares of common stock for an aggregate exercise price of $45,414.

ITEM 6.   SELECTED HISTORICAL FINANCIAL DATA


     The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Form 10-K.

                                       (in thousands, except per share data)

                                                                                             Fiscal Year
                                                                               ------------------------------------------
                                                                        1996        1997        1998        1999         2000
                                                                     ----------  ----------   ---------   ---------   ----------
Statement of Operations Data (1):
Net revenues.....................................................    $   79,293  $  109,493   $  115,459  $   66,207  $  115,679
Cost of revenues.................................................        35,027      49,795       55,683      36,827      60,320
                                                                     ----------  ----------   ----------  ----------  ----------
Gross margin.....................................................        44,266      59,698       59,776      29,380      55,359
Operating expenses:
  Research and development.......................................        10,072      13,050       19,057      15,130      21,748
  Selling, general and administrative............................        18,704      22,004       24,589      17,870      20,829
  Amortization of goodwill and purchased intangibles.............         1,912       1,275           --          --          --
  Recapitalization and other non-recurring expenses..............            --          --        4,188          --          --
  Expenses relating to operating cost improvements...............            --          --           --       1,057          --
                                                                     ----------  ----------   ----------  ----------  ----------
     Total operating expenses....................................        30,688      36,329       47,834      34,057      42,577
                                                                     ----------  ----------   ----------  ----------  ----------
Operating income (loss)..........................................        13,578      23,369       11,942      (4,677)     12,782
Interest expense.................................................         1,722       1,621       12,930      14,060      13,178
Interest income..................................................          (247)       (346)        (753)       (651)     (1,637)
Other (income) expense, net......................................           138         (14)         194          (6)      3,392
                                                                     ----------  ----------   ----------  ----------  ----------
Income (loss) before provision for income taxes..................        11,965      22,108         (429)    (18,080)     (2,151)
Provision (benefit) for income taxes.............................         4,684       9,007          604      (2,350)         --
                                                                     ----------  ----------   ----------  ----------  ----------
Income (loss) before extraordinary charge........................         7,281      13,101       (1,033)    (15,730)     (2,151)
Extraordinary charge.............................................            --          --           --          --     (18,404)
                                                                     ----------  ----------   ----------  ----------  ----------
Net income (loss)................................................    $    7,281  $   13,101   $   (1,033) $  (15,730) $  (20,555)
                                                                     ==========  ==========   ==========  ==========  ==========
Net income (loss) attributable to common stockholders (2)........    $    7,281  $   13,101   $   (1,771) $  (16,562) $  (21,497)
                                                                     ==========  ==========   ==========  ==========  ==========
Basic and diluted net income (loss) per share (3):
  Income (loss) before extraordinary charge......................    $    0.16   $    0.29    $   (0.27)  $   (1.86)  $   (0.25)
  Extraordinary charge...........................................           --          --           --          --       (1.47)
                                                                     ---------   ---------    ---------   ---------   ---------
  Net income (loss)..............................................    $    0.16   $    0.29    $   (0.27)  $   (1.86)  $   (1.72)
Weighted average common shares outstanding:
  Basic..........................................................       45,515      45,515       13,540       9,397      12,511
  Diluted........................................................       45,515      45,515       13,540       9,397      12,511

Other Financial Data:
EBITDA (excluding non-recurring charges) (4).....................    $  17,185   $  27,113    $  19,725   $     974   $  17,272
Cash provided by (used in) operating activities..................        5,867      11,860        8,113         745      (6,258)
Cash used in investing activities................................       (4,965)     (1,575)      (2,900)     (1,389)     (3,627)
Cash provided by (used in) financing activities..................       (1,541)     (1,234)      (1,532)        467      64,840
Capital expenditures.............................................        4,361       1,091        2,900         862       3,261

                                                                          March 31,
                                                             ----------------------------------
                                                    1996        1997        1998         1999        2000
                                                 ---------   ---------   ---------    ---------    ---------
Balance Sheet Data:
Cash and cash equivalents ....................   $   7,690   $  16,741   $  20,422    $  20,245    $  75,200
Working capital ..............................      23,740      38,720      43,348       29,140       94,109
Total assets .................................      53,056      68,620      89,762       72,352      133,694
Long-term debt ...............................      23,100      23,100     115,000      115,000           16
Mandatorily redeemable convertible preferred
stock (2) ....................................        --          --        14,515       15,347         --
Stockholders' equity (net capital deficiency)        6,903      20,145     (70,990)     (86,971)      99,485

----------

(1) On May 16, 1997, we effected the recapitalization. We issued $115.0 million in aggregate principal amount of 105/8% senior notes in connection with the recapitalization.

(2) We issued shares of preferred stock as part of the recapitalization. The fair value of the preferred stock at March 31, 1999 of $15,347 represents the liquidation value plus accrued dividends. Dividends on the preferred stock accrue at a rate of 6.0% per annum. In March 2000, all outstanding shares of preferred stock were converted into an equivalent number common shares.

(3) For the calculation of net loss per share for the years ended March 31, 1998 and 1999: (a) net loss represents the loss attributable to the weighted average number of shares of Class A common stock, Class B common stock and, prior to the recapitalization, common stock outstanding after giving effect to the 12% yield on Class L common stock and (b) weighted average number of shares outstanding excludes unvested Class B common stock.

(4) "EBITDA" is defined herein as income before income taxes, plus depreciation, amortization, interest expense, interest income and other non-operating (income) expenses, net. "EBITDA (excluding non-recurring charges)" in the fiscal years ended March 31, 1998 and 1999 does not include $4,188 and $1,057, in recapitalization and other non-recurring expenses, respectively. Including such non-recurring charges, EBITDA would have been reduced to $15,537 and $(83) for fiscal 1998 and 1999, respectively. We believe EBITDA and EBITDA (excluding non-recurring charges) are widely accepted financial indicators of a company's historical ability to service and/or incur indebtedness. However, EBITDA and EBITDA (excluding non-recurring charges) should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Additionally, EBITDA and EBITDA (excluding non-recurring charges) as defined herein may not be comparable to similarly titled measures reported by other companies.

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

     We derive our revenues from system sales, sales of replacement and spare parts, and service contracts. During the year ended March 31, 2000, we derived approximately 85% of our revenues from system sales, 9% from sales of replacement and spare parts, including associated labor, and 6% from service contracts. During the year ended March 31, 1999, we derived approximately 78% of our revenues from system sales, 12% from sales of replacement and spare parts, including associated labor, and 10% from service contracts. In fiscal 1998, we derived approximately 89% of our revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 5% from service contracts. Revenue from system sales, replacement and spare parts is generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the period of the contract. During fiscal 1998 and 1999, our two largest customers were U.S. based companies. These companies contributed to system, replacement and spare parts, and service contract revenues.

     International sales accounted for approximately 55%, 69% and 63% of our total revenues for fiscal 1998, 1999 and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

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

     On February 9, 2000, we completed an initial public offering of common stock. In connection with this offering and the exercise of the underwriters' over-allotment option, we sold 10,350,000 shares of common stock at a price of $20.00 per share. Net proceeds, net of underwriting discounts and offering costs, were $190.7 million. During the early part of March 2000, we used approximately $130.5 million of net proceeds to redeem or repurchase substantially all of our outstanding senior notes, including accrued interest, redemption premiums and related expenses. We also used $3.5 million of net proceeds to buy out the seven and one half years remaining in the term of a consulting agreement with Bain Capital. Remaining cash proceeds will be used for general corporate purposes, including working capital.

     On March 3, 2000, the Company called for redemption of all outstanding shares of Preferred Stock. On March 24, 2000 and March 29, 2000, respectively, 169,589 and 579,150 shares of Preferred Stock were converted into an aggregate of 748,739 shares of common stock.

Results of Operations

     The following table summarizes our historical results of operations as a percentage of net revenues for the periods indicated.

                                                                        Fiscal Year
                                                               ------------------------------
                                                                1998        1999        2000
                                                               ------      ------      ------
Statement of Operations Data (1):
Net revenues .............................................     100.0%      100.0%      100.0%
Cost of revenues .........................................      48.2        55.6        52.1
                                                               -----       -----       -----
Gross margin .............................................      51.8        44.4        47.9
Operating expenses:
     Research and development expenses ...................      16.5        22.9        18.8
     Selling, general and administrative expenses ........      21.3        27.0        18.1
     Recapitalization and other non-recurring expenses....       3.6         --          --
     Expenses relating to operating cost improvements.....       --          1.6         --
                                                               -----       -----       -----
          Total operating expenses .......................      41.4        51.5        36.9
                                                               -----       -----       -----
Operating income (loss) ..................................      10.4        (7.1)       11.0
Interest expense .........................................      11.2        21.2        11.4
Interest income ..........................................      (0.6)       (1.0)       (1.4)
Other expense, net .......................................       0.2          --         2.9
                                                               -----       -----       -----
Loss before income taxes .................................      (0.4)      (27.3)       (1.9)
Provision (benefit) for income taxes .....................       0.5        (3.5)        --
                                                               -----       -----       -----
Loss before extraordinary charge .........................      (0.9)      (23.8)       (1.9)
Extraordinary charge .....................................        --          --        15.9
                                                               -----       -----       -----
Net loss .................................................      (0.9%)     (23.8%)     (17.8%)
                                                               =====       =====       =====
Other Financial Data:
EBITDA (excluding non-recurring charges) (2) .............      17.1%        1.5%       14.9%
Cash provided by (used in) operating activities ..........       7.0%        1.1%       (5.4%)
Cash used in investing activities ........................      (2.5%)      (2.1%)      (3.1%)
Cash provided by (used in) financing activities ..........      (1.3%)       0.7%       56.1%
Capital expenditures .....................................       2.5%        1.3%        2.8%

________________
(1) On May 16, 1997, we effected the recapitalization. We issued $115.0 million in aggregate principal amount of 105/8% senior notes in connection with the recapitalization.

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

Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31, 1999

     Net Revenues. Net revenues for the fiscal year ended March 31, 2000 and 1999 were $115.7 million and $66.2 million, respectively. Compared to the corresponding period of fiscal 1999, net revenues increased $49.5 million or 75%. The increase in revenue is the result of the improvement in the semiconductor capital equipment industry, which is primarily related to the growth of semiconductor manufacturers and the recovery of economic conditions in the Asia Pacific region. Revenues have increased primarily due to increased unit sales and average selling prices of both our Therma-Probe and Opti-Probe products. Revenue from spare parts and service contracts have also increased as our customer base continues to expand. New orders for fiscal year 2000 were up substantially from the prior year and resulted in a strengthened backlog.

     Net revenues attributable to international sales for the fiscal years ended March 31, 1999 and 2000 accounted for 69% and 63% of our total revenues for such periods, respectively. Due to significant demand from customers in Taiwan and stronger economic conditions in the Asia Pacific region, sales to customers in Asia represented approximately 33% and 50% of total net revenues for the year ended March 31, 1999 and 2000, respectively.

     Historically, we have experienced volatility from Asian markets. Although we have recently experienced increased sales and received an increased level of orders from customers in the Asia Pacific region, turbulance in the Asian markets could adversely affect our sales in the future.

     Gross Margin. Gross margin increased 88% from $29.4 million in fiscal 1999 to $55.4 million in fiscal 2000. As a percentage of net revenues, gross margin increased from 44% in fiscal 1999 to 48% in fiscal 2000. The increase in gross margin is due to higher revenue levels and favorable sales mix.

     Research and Development ("R&D")Expenses. R&D expenses were $15.1 million and $21.7 million for fiscal 1999 and 2000, respectively. Compared to the corresponding period of fiscal 1999, R&D expenses increased $6.6 million, or 44% for fiscal 2000. R&D expenses as a percentage of net revenues for fiscal 2000 decreased to 19% from 23% for fiscal 1999. The increase of absolute dollars from the prior year is primarily the result of additional resources dedicated to new products expected to be released in the next year. We believe that technical leadership is essential to our success and expect to continue to commit significant resources to R&D projects. In the near term, we expect our R&D expenses to increase in absolute dollar terms.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses were $17.9 million and $20.8 million for fiscal 1999 and 2000, respectively. Compared to the corresponding period of fiscal 1999, SG&A expenses increased $2.9 million, or 17%. SG&A expenses as a percentage of net revenues decreased to 18% in fiscal 2000 from 27% in fiscal 1999 primarily due to higher revenue levels. The increase in SG&A expenses was due primarily to the increase in sales expenses related to increased revenues.

     Expenses Relating to Operating Cost Improvements. On June 22 and September 24, 1998, we announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with our current operating environment. All terminated employees were notified at the time the program was announced. Leased facilities in Texas, Arizona and Osaka, Japan were closed, and fixed assets were consolidated. Total cash outlays for fiscal 1999 and 2000 were $832,000 and $125,000, respectively. Non-cash charges of $100,000 in fiscal 1999 were primarily for asset write-offs.

     Interest Expense. Interest expense for fiscal 1999 and 2000 was $14.1 million and $13.2 million, respectively. As a percentage of net revenues, interest expense decreased from 21% in fiscal 1999 to 11% in fiscal 2000. The decrease in interest expense from the prior fiscal year is attributable to the redemption or repurchase of substantially all of our outstanding senior notes in March 2000.

     Other (income) expense. Other expenses, net for fiscal 2000 was $3.4 million. During the fourth quarter of fiscal 2000, there was a one-time charge of $3.5 million related to the buy out of the seven and one half years remaining in the term of a consulting agreement with Bain Capital.

     Provision for Income Taxes. For fiscal 1999, we recorded a benefit for income taxes of $2.4 million. Our tax benefit for fiscal 1999 reflects a tax benefit rate of 13% based upon our loss carryback potential. For fiscal 2000, we have not recorded any tax benefit because we believe that it is more likely than not that the net deferred tax assets will not be fully realizable and have provided a full valuation allowance against net deferred tax assets.

     Net Loss. Net loss for fiscal 2000 was $20.6 million, compared to $15.7 million in fiscal 1999. Excluding extraordinary and one time charges, net income for fiscal 2000 would have been $407,000. Also, in March 2000, all outstanding shares of preferred stock were converted into an equal number of shares of common stock, increasing the income available to common stockholders beginning in the fourth quarter of fiscal 2000. Dividends accrued for preferred stockholders totaled $0.9 million in fiscal 2000.

Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31, 1998

     Net Revenues. Net revenues for the fiscal year ended March 31, 1999 and 1998 were $66.2 million and $115.5 million, respectively. Compared to the corresponding period of fiscal 1998, net revenues decreased $49.3 million or 42.7%. The decline in revenues was attributable to the downturn in the global semiconductor industry due primarily to excess dynamic random access memory ("DRAM") capacity and a slowdown in product demand as a result of lower than expected sales of high-end personal computers and the economic conditions in the Asia Pacific region. This slowdown caused the semiconductor industry to reduce or delay both purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. As a result of these industry factors, both the Therma-Probe and Opti-Probe products experienced lower unit sales and average selling prices attributing to a decline in system sales from fiscal 1998 to 1999. The decline in system sales was primarily attributable to decreased Opti-Probe sales as a result of these industry factors. Therma-Probe sales decreased at a lesser rate as such systems sales began decreasing during fiscal 1998 from the decrease in the number of new semiconductor manufacturing facilities being constructed. Revenue from spare parts and service contracts increased slightly as our customer base continued to expand and require servicing.

     Net revenues attributable to international sales for the fiscal years ended March 31, 1998 and 1999 accounted for 55% and 69% of our total revenues for such periods, respectively. Revenue from the U.S. decreased approximately 60% from fiscal 1998 to 1999. This decrease was primarily caused by the slowdown in the personal computer market and increased capital investments in European fab facilities, thereby resulting in an increase in our European revenues. Revenue from Asia decreased approximately 53% from fiscal 1998 to 1999 as a result of the economic conditions in the Asia Pacific region. Our sales to customers in Asian markets represented approximately 40% and 33% of total net revenues for fiscal 1998 and 1999, respectively. No single customer in Asia accounted for more than 10% of our total net revenues in fiscal 1998 or 1999.

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

     Research and Development Expenses. R&D expenses were $19.1 million and $15.1 million for fiscal 1998 and 1999, respectively. Compared to the corresponding period of fiscal 1998, R&D expenses decreased $4.0 million, or 20.6% for fiscal 1999. R&D expenses as a percentage of net revenues for fiscal 1999 increased to 22.9% from 16.5% for fiscal 1998. R&D expenses relating to the new Opti-Probe 5000 series and 300 millimeter products have decreased from prior periods as these projects near completion.

     Selling, General and Administrative Expenses. SG&A expenses were $24.6 million and $17.9 million for fiscal 1998 and 1999, respectively. Compared to the corresponding period of fiscal 1998, SG&A expenses decreased $6.7 million, or 27.3%. SG&A expenses as a percentage of net revenues increased to 27.0% in fiscal 1999 from 21.3% in fiscal 1998 primarily due to lower revenue levels. The decrease in SG&A expenses was due primarily to the decrease in sales commissions as a result of lower revenues and the decrease in headcount because of the operating cost improvement program. During fiscal 1999, the decline in overall revenues exceeded the benefits generated from the operating cost improvement program.

     Recapitalization and Other Non-Recurring Expenses. Recapitalization and other non-recurring expenses were $4.2 million, which consisted mainly of non-cash charges related to the arrangements for our executive officers in connection with the recapitalization.

     Expenses Relating to Operating Cost Improvements. On June 22 and September 24, 1998, we announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with our current operating environment. All terminated employees were notified at the time the program was announced. Leased facilities in Texas, Arizona and Osaka, Japan were closed, and fixed assets were consolidated. Total cash outlays for fiscal 1999 were $832,000. Non-cash charges of $100,000 were primarily for asset write-offs. The balance of $125,000 at March 31, 1999 primarily represents cash payments and will be utilized in fiscal 2000.

     Interest Expense. Interest expense for fiscal 1998 and 1999 was $12.9 million and $14.1 million, respectively. As a percentage of net revenues, interest expense increased from 11.2% in fiscal 1998 to 21.2% in fiscal 1999. The increased interest expense from the prior fiscal year is attributable to the additional debt incurred as part of the recapitalization.

     Provision for Income Taxes. For fiscal 1998 and 1999, we recorded a provision for income taxes of $0.6 million and a benefit for income taxes of $2.4 million, respectively. Our tax benefit for fiscal 1999 reflects a tax benefit rate of 13% based upon our loss carryback potential.

     Net Loss. Net loss for fiscal 1998 and 1999 was $1.0 million and $15.7 million, respectively, for the reasons described above.


Backlog

     At March 31, 2000, our backlog was $41.9 million compared to $16.0 million at March 31, 1999. Our backlog consists of product orders for which a customer purchase order has been received and accepted and which is scheduled for shipment within six months. Orders that are scheduled for shipment beyond the six-month window are not included in backlog until they fall within the six-month window. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Backlog also includes recurring fees payable under support contracts with our customers and orders for spare parts and billable service. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will sometimes reflect orders shipped in the same quarter that they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Liquidity and Capital Resources

     Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable, inventories, capital expenditures and debt service. Since the recapitalization, we have funded our operating activities principally from funds generated from operations, tax refunds and net proceeds from an initial public offering.

     Cash flow provided by (used in) operating activities was $8.1 million, $0.7 million and $(6.3) million for the years ended March 31, 1998, 1999 and 2000, respectively. Excluding extraordinary charges and non-recurring charges, cash flow provided by operating activities for the year ended March 31, 2000 would have been $15.6 million. The decrease in cash flow provided by operating activities from fiscal 1998 to 1999 is mainly due to the increased R&D expenses and decreased gross margins. This decrease was partially offset by a lower investment in working capital and by the increase in non-cash recapitalization and other non-recurring expenses. The decrease in cash flow from operating activities from fiscal 1999 to 2000 is mainly due to the increased investment in working capital and the termination of the Bain consulting agreement.

     Purchases of property and equipment were $2.9 million, $0.9 million and $3.3 million for the years ended March 31, 1998, 1999 and 2000, respectively. Capital expenditures for fiscal 2001 are expected to be approximately $7.5 million, which will include approximately $3.0 million for expansion of our clean room at our Fremont manufacturing facility and $2.0 million for leasehold improvements to the additional leased building.

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

     During the quarter ended June 30, 1998, we amended the bank credit facility to have our borrowing availability subject to a borrowing base formula, which provided a maximum revolving credit facility of $30.0 million, and to adjust the financial covenants requiring us to maintain minimum levels of EBITDA during each six-month period ending on the last day of each fiscal quarter and minimum levels of cumulative EBITDA from April 7, 1996 to the last day of each fiscal quarter. In August 1999, we entered into a second amendment to our bank credit facility to further adjust these financial tests. The second amendment also provided that if we had not consummated a qualified initial public offering by the end of December 31, 1999, then the loan commitment amount would be reduced by $5.0 million to $25.0 million. In March 2000, we entered into a third amendment to permit the redemption and conversion of the mandatorily redeemable preferred stock into common stock. These amendments were effected in light of the impact of the downturn in the semiconductor industry on our operating results. Without the first amendment to our bank credit facility, on June 30, 1998, we would have violated the financial test relating to the maintenance of minimum levels of EBITDA for the six-month period ending on such date. We may borrow amounts under the amended bank credit facility to finance our working capital requirements and other general corporate purposes. The amended bank credit facility requires us to meet financial tests and contains covenants customary for this type of financing. At March 31, 2000, there was $3.5 million outstanding under a letter of credit and $21.5 million of unused borrowing capacity under the amended bank credit facility. Our anticipated level of capital spending for the next fiscal year would be in excess of the allowable amounts under the covenants of our third amendment. We are currently in the process of negotiating a new loan agreement with Comerica Bank. No assurances can be given that the new loan agreement will be satisfactorily negotiated.

     On February 9, 2000, we completed an initial public offering of common stock. In connection with this offering and the exercise of the underwriters' over-allotment option, we sold 10,350,000 shares of common stock at a price of $20.00 per share. Net proceeds, net of underwriting discounts and offering costs, were $190.7 million. During the early part of March 2000, we used approximately $130.5 million of net proceeds to redeem or repurchase substantially all of the outstanding senior notes, including accrued interest, redemption premiums and related expenses. We also used $3.5 million of net proceeds to buy out of the seven and one half years remaining in the term of a consulting agreement with Bain Capital. Remaining cash proceeds will be used for general corporate purposes, including working capital.

     Our principal sources of funds following the offering are anticipated to be cash on hand ($75.2 million as of March 31, 2000), cash flows from operating activities and, if necessary, borrowings under a bank credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Inflation

     The impact of inflation on our business has not been material for the fiscal years ended March 31, 1998, 1999 and 2000.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported on the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. We currently do not hold any derivative instruments that will be affected by the adoption of SFAS No. 133.

     In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," changing the interpretation of revenue recognition rules. This interpretation changes revenue recognition from the date of shipment to the date of final customer acceptance, when such acceptance is part of the purchase contract. In March 2000, Staff Accounting Bulletin No. 101A was issued which allowed deferral of the requirements until the second fiscal quarter of 2000 for most companies. Because we have complied with generally accepted accounting principles for our historical revenue recognition, a change, if any, in our revenue recognition policy resulting from SAB101 will be reported as a change in accounting principle in the quarter ended June 30, 2000. The change in accounting policy may result in a cumulative adjustment in the first quarter of fiscal 2001 to reflect the deferral of revenue for shipments previously recorded as revenue for which customers had not signed acceptance certificates as of March 31, 2000. We are still in the process of assessing the impact of SAB101 on our financial statements. While SAB101 would not affect the fundamental aspects of our operations as measured by our shipments and cash flows, implementation of SAB101 could have a material adverse effect on our reported results of operations for fiscal 2001. We are also considering potential changes to our standard contracts for equipment sales that could mitigate the potential impact of SAB101 on a going forward basis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk Disclosures

     The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates. We do not have any derivative financial instruments.

     Interest Rate Risk

     As of March 31, 2000, our cash included money market securities and commercial paper. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Report of Independent Accountants............................................      23

     Report of Ernst & Young LLP, Independent Auditors............................      24

     Consolidated Balance Sheets as of March 31, 1999 and 2000....................      25

     Consolidated Statements of Operations for the years ended
        March 31, 1998, 1999 and 2000.............................................      26

     Consolidated Statements of Mandatorily Redeemable Convertible Preferred
        Stock and Stockholders' Equity (Net Capital Deficiency) for the years
        ended March 31, 1998, 1999 and 2000.......................................      27

     Consolidated Statements of Cash Flows for the years ended March 31, 1998,
        1999 and 2000.............................................................      28

     Notes to Consolidated Financial Statements...................................      29

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of
Therma-Wave, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of mandatorily redeemable convertible preferred stock and stockholders' equity (net capital deficiency) and of cash flows present fairly, in all material respects, the financial position of Therma-Wave, Inc. and its subsidiaries at March 31, 1999 and 2000, and the results of their operations and their cash flows for the two years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
April 27, 2000

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Therma-Wave, Inc.

     We have audited the accompanying consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows of Therma-Wave, Inc. for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Therma-Wave, Inc. for the year ended March 31, 1998, in conformity with generally accepted accounting principles.

                                                           ERNST & YOUNG LLP


San Jose, California
May 1, 1998

                               THERMA-WAVE, INC.

                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                               March 31,
                                                                                                        -------------------------
                                                                                                          1999            2000
                                                                                                        ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents........................................................................     $  20,245       $  75,200
  Accounts receivable,  net of allowance for doubtful accounts of $1,911 and $1,472 at March 31,
    1999 and 2000, respectively....................................................................        12,180          24,400
  Inventory........................................................................................        15,369          23,689
  Other current assets.............................................................................
                                                                                                            7,505           1,720
                                                                                                        ---------       ---------
     Total current assets..........................................................................        55,299         125,009
  Property and equipment, net......................................................................         4,513           4,999
  Deferred financing costs, net....................................................................         8,349               -
  Deferred income taxes............................................................................         2,254           1,685
  Other assets.....................................................................................         1,937           2,001
                                                                                                        ---------       ---------
     Total assets..................................................................................     $  72,352       $ 133,694
                                                                                                        =========       =========


LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable.................................................................................     $   4,034       $  10,111
  Accrued liabilities..............................................................................        20,495          19,835
  Deferred revenue ................................................................................         1,556             732
  Capital lease obligations, current portion.......................................................            74             222
                                                                                                        ---------       ---------

     Total current liabilities.....................................................................        26,159          30,900
Long term debt.....................................................................................       115,000              16
Capital lease obligations, long-term portion.......................................................           201             357
Deferred income taxes..............................................................................         2,254           1,685
Deferred rent and other............................................................................           362           1,251


Commitments and contingencies (Note 7)


Mandatorily   redeemable   convertible  preferred  stock,  $0.01  par  value;  1,000,000  shares authorized; 748,739 shares issued  and  outstanding  at March 31, 1999 and no shares authorized, issued and outstanding at March 31, 2000 (aggregate liquidation  preference  of $15,347 and $0,
  at March 31, 1999 and 2000, respectively)........................................................        15,347               -


Stockholders' equity (net capital deficiency)
  Common stock, $0.01 par value; no shares authorized,  issued and outstanding at March 31, 1999
    and 35,000,000 shares authorized; 23,646,878 shares issued and outstanding at March 31, 2000...             _             236
  Class A common stock, $0.01 par value;  20,000,000 shares authorized;  9,073,532 shares issued and outstanding at March 31, 1999 and no shares authorized,  issued and outstanding at
    March 31, 2000.................................................................................            91               -
  Class B common stock, $0.01 par value;  4,000,000 shares  authorized;  1,118,092 shares issued and outstanding at March 31, 1999 and no shares authorized,  issued and outstanding at
    March 31, 2000.................................................................................            11               -
  Class L common stock, $0.01 par value;  2,000,000 shares  authorized;  1,008,170 and no shares issued and outstanding at March 31, 1999 and no shares authorized, issued and outstanding at
    March 31, 2000.................................................................................            10               -
  Additional paid-in capital.......................................................................        19,754         226,199
  Accumulated deficit..............................................................................      (105,416)       (125,971)
  Notes receivable from stockholders...............................................................          (241)           (241)
  Accumulated other comprehensive loss.............................................................        (1,180)           (738)
                                                                                                        ---------       ---------
     Total stockholders' equity (net capital deficiency)...........................................       (86,971)         99,485
                                                                                                        ---------       ---------
     Total liabilities,  mandatorily  redeemable  convertible  preferred stock and stockholders'
equity  (net capital deficiency)                                                                        $  72,352        $133,694
                                                                                                        =========        ========


         See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                                       Fiscal Year Ended March 31,
                                                                                 -------------------------------------
                                                                                    1998          1999          2000
                                                                                 ---------      --------     ---------
Net revenues...................................................................  $115,459       $ 66,207     $ 115,679
Cost of revenues...............................................................    55,683         36,827        60,320
                                                                                 --------       --------     ---------
Gross margin...................................................................    59,776         29,380        55,359
Operating expenses:
     Research and development..................................................    19,057         15,130        21,748
     Selling, general and administrative.......................................    24,589         17,870        20,829
     Recapitalization and other non-recurring expenses.........................     4,188             --            --
     Expenses relating to operating cost improvements..........................        --          1,057            --
                                                                                 --------       --------     ---------

Total operating expenses.......................................................    47,834         34,057        42,577
                                                                                 --------       --------     ---------
Operating income (loss)........................................................    11,942         (4,677)       12,782
Other (income) expense:
     Interest expense..........................................................    12,930         14,060        13,178
     Interest income...........................................................      (753)          (651)       (1,637)
     Other (income) expense....................................................       194             (6)        3,392
                                                                                 --------       --------     ---------
                                                                                  (12,371)       (13,403)      (14,933)
                                                                                 --------       --------     ---------
Income (loss) before provision for income taxes................................      (429)       (18,080)       (2,151)
Provision (benefit) for income taxes...........................................       604         (2,350)           --
                                                                                 --------       --------     ---------
Loss before extraordinary charge...............................................    (1,033)       (15,730)       (2,151)
Extraordinary charge...........................................................        --             --        18,404
                                                                                 --------       --------     ---------
Net loss  .....................................................................    (1,033)       (15,730)      (20,555)
Preferred stock dividends......................................................       738            832           942
                                                                                 --------       --------     ---------
Net loss attributable to common stockholders...................................  $ (1,771)      $(16,562)    $ (21,497)
                                                                                 ========       ========     =========
Basic and diluted net loss per share:
     Loss before extraordinary charge..........................................  $  (0.27)      $  (1.86)    $   (0.25)
     Extraordinary charge......................................................        --             --         (1.47)
                                                                                 ---------      --------     ---------
     Net loss per share........................................................  $  (0.27)      $  (1.86)    $   (1.72)
Weighted average number of shares outstanding:
     Basic and diluted.........................................................    13,540          9,397        12,511


         See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

   CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
                                   STOCK AND
                 STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                       (in thousands, except share data)

                                                                                           Class A                Class B
                                            Preferred Stock        Common Stock          Common Stock           Common Stock
                                            ---------------        ------------          ------------           ------------
                                          Shares      Amount     Shares      Amount    Shares      Amount     Shares      Amount
                                         --------     -------  -----------   ------   ---------    ------   ----------    ------
Balance at March 31, 1997..............        --     $   --    45,515,339   $   45           --    $   --          --    $   --
Net loss...............................        --         --            --       --           --        --          --        --
Currency translation adjustments.......        --         --            --       --           --        --          --        --
  Comprehensive loss...................
Recapitalization Transactions:.........        --         --     8,614,997        9           --        --          --        --
Conversion of outstanding
  Common Stock into shares of
  Class A and Class L Common
  Stock................................        --         --    (8,614,997)      (9)   7,264,236        73          --        --
Conversion of outstanding
  Common Stock into shares of
  Preferred Stock, Class A and
  Class L Common Stock.................   750,000      13,800   (6,101,252)      (6)     509,433         5          --        --
Redemption of Common Stock.............        --          --  (39,414,087)     (39)          --        --          --        --
Issuances of Class A, B and L
  Common Stock.........................        --          --           --       --    1,290,010        13   1,334,875        13
Conversion of Preferred Stock
  into Class A Common Stock............    (1,261)        (23)          --       --        9,853        --          --        --
Recapitalization related expenses
  paid by Toray and Shimadzu...........        --          --           --       --           --        --          --        --
Forgiveness of receivable from
  Toray and Shimadzu...................        --          --           --       --           --        --          --        --
Preferred stock dividends..............        --         738           --       --           --        --          --        --
Repurchased shares.....................        --          --           --       --           --        --     (45,090)       --
                                         --------     -------  -----------   ------    ---------    ------  ----------    ------
Balance at March 31, 1998..............   748,739      14,515           --       --    9,073,532        91   1,289,785        13
Net loss...............................        --          --           --       --           --        --          --        --
Currency translation adjustments.......        --          --           --       --           --        --          --        --
  Comprehensive loss...................
Preferred stock dividends..............        --         832           --       --           --        --          --        --
Repurchased shares.....................        --          --           --       --           --        --    (171,693)       (2)
                                         --------     -------  -----------   ------    ---------    ------  ----------    ------
Balance at March 31, 1999..............   748,739      15,347           --       --    9,073,532        91   1,118,092        11
Net loss...............................        --          --           --       --           --        --          --        --
Currency translation adjustments.......        --          --           --       --           --        --          --        --
  Comprehensive loss...................

Issuance of common stock...............        --          --           --       --           --        --      12,810        --
Preferred stock dividends..............        --         942           --       --           --        --          --        --
Conversion of Class A, B
and L into common stock................        --          --   12,524,132      125   (9,073,532)      (91) (1,130,902)      (11)
Issuance of common stock in
connection with IPO....................        --          --   10,350,000      104           --        --          --        --
Conversion of preferred stock..........  (748,739)    (16,289)     748,739        7           --        --          --        --
Issuance of common stock...............        --          --       24,007       --           --        --          --        --
                                         --------     -------  -----------   ------    ---------    ------  ----------    ------
Balance at March 31, 2000..............        --     $    --   23,646,878   $  236           --    $   --          --    $   --
                                         ========     =======  ===========   ======    =========    ======  ==========    ======

                                                                                                       Accu-
                                                                                                      mulated
                                              Class L                                     Notes        Other               Compre-
                                              -------
                                            Common Stock     Additional                Receivable      Compre-             hensive
                                            ------------
                                                              Paid in    Accumulated      from         hensive             Income
                                         Shares     Amount    Capital      Deficit     Stockholders     Loss     Total     (Loss)
                                       ----------  -------  -----------    -------     ------------     ----    -------   --------
Balance at March 31, 1997............          --  $    --  $    60,465  $ (38,927)             --   $ (1,438) $ 20,145
Net loss.............................          --       --           --     (1,033)             --         --    (1,033)  $ (1,033)
Currency translation adjustments.....          --       --           --         --              --       (317)     (317)      (317)
                                                                                                                          --------
  Comprehensive loss.................                                                                                     $ (1,350)
                                                                                                                          ========
Recapitalization Transactions:.......          --       --       17,102         --              --         --    17,111
Conversion of outstanding
  Common Stock into shares of
  Class A and Class L Common
  Stock..............................     807,138        8          (72)        --              --         --        --
Conversion of outstanding
  Common Stock into shares of
  Preferred Stock, Class A and
  Class L Common Stock...............      56,604        1       (8,100)    (5,700)             --         --   (13,800)
Redemption of Common Stock...........          --       --      (52,835)   (44,026)             --         --   (96,900)
Issuances of Class A, B and L
  Common Stock.......................     143,333        1        3,328         --            (299)        --     3,056
Conversion of Preferred Stock
  into Class A Common Stock..........       1,095       --           23         --              --         --        23
Recapitalization related expenses
  paid by Toray and Shimadzu.........          --       --        2,888         --              --         --     2,888
Forgiveness of receivable from
  Toray and Shimadzu.................          --       --       (1,425)        --              --         --    (1,425)
Preferred stock dividends............          --       --         (738)        --              --         --      (738)
Repurchased shares...................          --       --          (11)        --              11         --        --
                                       ----------  -------  -----------  ---------     -----------   --------   -------
Balance at March 31, 1998............   1,008,170       10       20,625  $ (89,686)           (288)    (1,755)  (70,990)
Net loss.............................          --       --           --    (15,730)             --         --   (15,730)  $(15,730)
Currency translation adjustments.....          --       --           --         --              --        575       575        575
                                                                                                                          --------
  Comprehensive loss.................                                                                                     $(15,155)
                                                                                                                          ========
Preferred stock dividends............          --       --         (832)        --              --         --      (832)
Repurchased shares...................          --       --          (39)        --              47         --         6
                                       ----------  -------  -----------  ---------     -----------   --------   -------
Balance at March 31, 1999............   1,008,170       10       19,754   (105,416)           (241)    (1,180)  (86,971)
Net loss.............................          --       --           --    (20,555)             --         --   (20,555)  $(20,555)
Currency translation adjustments.....          --       --           --         --              --        442       442        442
                                                                                                                          --------
  Comprehensive loss.................                                                                                     $(20,113)
                                                                                                                          ========
Issuance of common stock.............          --       --           75         --              --         --        75
Preferred stock dividends............          --       --         (942)        --              --         --      (942)
Conversion of Class A, B
and L into common stock..............  (1,008,170)     (10)         (13)        --              --         --        --
Issuance of common stock in
connection with IPO..................          --       --      190,635         --              --         --   190,739
Conversion of preferred stock........          --       --       16,282         --              --         --    16,289
Issuance of common stock.............          --       --          408         --              --         --       408
                                       ----------  -------  -----------  ---------     -----------   --------   -------
Balance at March 31, 2000...                   --  $    --  $   226,199  $(125,971)    $      (241)  $   (738)  $99,485
                                       ==========  =======  ===========  =========     ===========   ========   =======


         See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                         Year Ended March 31,
                                                                                ----------------------------------
                                                                                  1998        1999         2000
                                                                                --------   ----------    ---------
Operating activities:
   Net income (loss).........................................................    $ (1,033)  $(15,730)     $(20,555)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
     Depreciation............................................................       2,102      2,590         2,775
     Amortization............................................................       1,493      2,004         1,715
     Amortization of deferred financing costs................................       1,385      1,607         1,481
     Deferred income taxes...................................................      (2,106)     5,977           --
     Noncash recapitalization and related expenses...........................       3,888        --            --
     Loss on disposal of property, plant and equipment.......................         400        --            --
     Extraordinary charge....................................................         --         --         18,404
     Changes in assets and liabilities:
        Accounts receivable..................................................      (1,991)     9,918       (12,220)
        Inventories..........................................................      (4,956)     4,310        (9,577)
        Other assets.........................................................          78     (4,136)        6,198
        Accounts payable.....................................................         (57)        15         6,077
        Accrued and other liabilities........................................       8,910     (5,810)         (556)
                                                                                 --------   --------      --------
          Net cash provided by (used in) operating activities................       8,113        745        (6,258)
                                                                                 --------   --------      --------
Investing activities:
     Purchases of property and equipment.....................................      (2,900)      (862)       (3,261)
     Other...................................................................         --        (527)         (366)
                                                                                 --------   --------      --------
          Net cash used in investing activities..............................      (2,900)    (1,389)       (3,627)
                                                                                 --------   --------      --------
Financing activities:
     Issuance (Redemption) of Senior Notes...................................     115,000         --      (126,520)
     Proceeds from initial public offering...................................         --          --       190,739
     Repayment of notes payable..............................................     (26,934)        --           --
     Principal payments under capital lease obligations......................        (128)      (114)         (304)
     Redemption of common stock..............................................     (96,900)        --           --
     Proceeds from issuance of common stock..................................      20,169         --           483
     Deferred financing costs................................................     (11,341)        --           --
     Other...................................................................      (1,398)       581           442
                                                                                 --------   --------      --------
          Net cash (used in) provided by financing activities................      (1,532)       467        64,840
                                                                                 --------   --------      --------
Net (decrease)/increase in cash and cash equivalents.........................       3,681       (177)       54,955
Cash and cash equivalents at beginning of period.............................      16,741     20,422        20,245
                                                                                 --------   --------      --------
Cash and cash equivalents at end of period...................................    $ 20,422   $ 20,245      $ 75,200
                                                                                 ========   ========      ========
Supplementary disclosures:
     Cash paid for interest..................................................    $  6,323   $ 12,469      $ 16,422
                                                                                 ========   ========      ========
     Cash paid for income taxes..............................................    $  2,764   $    293      $     10
                                                                                 ========   ========      ========







         See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business

     Therma-Wave, Inc. (the "Company") was incorporated in California on March 11, 1986 and reincorporated in Delaware on October 16, 1990 and amended its certificate of incorporation on May 16, 1997, August 6, 1999, September 16, 1999 and February 2, 2000. The Company develops, manufactures, and markets process control metrology systems for use in the manufacture of semiconductors. These systems are based on the Company's proprietary thermal wave and optical technologies. The Company markets and sells its products worldwide to major semiconductor manufacturers.

   Basis of Presentation

     The Company's fiscal year is a 52 to 53-week year ending on the Sunday on or following March 31 of each year. Fiscal years 1998, 1999 and 2000 ended on April 5, 1998, April 4, 1999 and April 2, 2000, respectively. For convenience, the accompanying financial statements have been presented as ending on the last day of the nearest calendar month.

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the March 31, 2000 presentation.

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

                               THERMA-WAVE, INC.

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

     Sales to customers representing 10% or more of net revenues were as follows:

                                           Year Ended March 31,
                                       ---------------------------
     Customer
     --------                          1998        1999       2000
     A.............................    ----        ----       ----
     B.............................     23%         23%        14%
     C.............................     --          18%        --
                                        --          --         10%

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

     Accounts receivable from three customers accounted for approximately 26%, 12% and 11% of total accounts receivable at March 31, 1999. There were no customers with accounts receivable balances greater than 10% of accounts receivable at March 31, 2000.

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

   Foreign Currency Translations and Transactions

     The Company has determined that the functional currency of its foreign operations is the local foreign currency. The accumulated effects of foreign translation rate changes related to net assets located outside the United States are included as a component of stockholders' equity (net capital deficiency). Foreign currency transaction gains (losses) are included in other income and expense in the accompanying consolidated statements of operations and amounted to $(275,000), $(23,000) and $48,000 for the years ended March 31, 1998, 1999 and 2000.

   Cash and Cash Equivalents

     The Company maintains its cash and cash equivalents in depository accounts, money market accounts and commercial paper with several financial institutions. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                               THERMA-WAVE, INC.

   Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on the straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense for fiscal years 1998, 1999 and 2000 are $2,102,000, $2,590,000 and $2,775,000,
respectively.

   Long-lived Assets

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

   Deferred Financing Costs

     Deferred financing costs represent the costs incurred in connection with the issuance of the Senior Notes. These amounts are stated net of accumulated amortization and amortized on the straight-line basis over the term of the related notes. In connection with the redemption of the Senior Notes in March 2000, all unamortized deferred financing costs were expensed as part of the extraordinary charge.

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

   Net Income (Loss) Per Share

     The Company had adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires the Company to report both basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into Common Stock upon certain events, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

                               THERMA-WAVE, INC.

     Class A Stock, Class B Stock and Class L Stock share ratably in the net income (loss) remaining after giving effect to the 12% yield on Class L Stock for the period the shares were outstanding. Net loss for the years ended March 31, 1998 and 1999 used in the net loss per share calculation represents the loss attributable to the weighted average number of shares of Class A Stock, Class B Stock and Common Stock outstanding after giving effect to the 12% yield on Class L Stock. As a result of the losses incurred by the Company, all potential common shares were anti-dilutive and excluded from the diluted net income (loss) per share calculation.

   Advertising Costs

     The Company expenses advertising and promotional costs, which are not material, as they are incurred.

   Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item, depending on the type of hedge relationship that exists with respect to such derivative. The Company does not currently hold any derivative instruments that are affected by the adoption of SFAS No. 133.

     In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," changing the interpretation of revenue recognition rules. This interpretation changes revenue recognition from the date of shipment to the date of final customer acceptance, when such acceptance is part of the purchase contract. In March 2000, Staff Accounting Bulletin No. 101A was issued which allowed deferral of the requirements until the second fiscal quarter of 2000 for most companies. Because the Company has complied with generally accepted accounting principles for our historical revenue recognition, a change, if any, in our revenue recognition policy resulting from SAB101 will be reported as a change in accounting principle in the quarter ended June 30, 2000. The change in accounting policy may result in a cumulative adjustment in the first quarter of fiscal 2001 to reflect the deferral of revenue for shipments previously recorded as revenue for which customers had not signed acceptance certificates as of March 31, 2000. The Company is still in the process of assessing the impact of SAB101 on our financial statements. While SAB101 would not affect the fundamental aspects of our operations as measured by our shipments and cash flows, implementation of SAB101 could have a material adverse effect on our reported results of operations for fiscal 2001. The Company is also considering potential changes to our standard contracts for equipment sales that could mitigate the potential impact of SAB101 on a going forward basis.

                               THERMA-WAVE, INC.

2.   BALANCE SHEET COMPONENTS

                                                                                            March 31,
                                                                                      ---------------------
                                                                                       1999          2000
                                                                                       ----          ----
                                                                                         (in thousands)
Inventory:
   Purchased materials...........................................................    $  6,678      $  7,752
   Systems in process............................................................       5,302        12,370
   Finished systems..............................................................       3,389         3,567
                                                                                     --------      --------
                                                                                     $ 15,369      $ 23,689
                                                                                     ========      ========

Property and equipment:
   Laboratory and test equipment.................................................    $  4,096      $  4,274
   Office furniture and equipment................................................       5,766         7,718
   Machinery and equipment.......................................................       1,816         2,525
   Leasehold improvements........................................................       3,154         3,289
                                                                                     --------      --------
                                                                                       14,832        17,806
   Accumulated depreciation and amortization.....................................     (10,319)      (12,807)
                                                                                     --------      --------
                                                                                     $  4,513      $  4,999
                                                                                     ========      ========

Accrued liabilities:
   Interest payable..............................................................    $  4,932      $     21
   Accrued compensation and related expenses.....................................       2,313         6,388
   Accrued warranty costs........................................................       4,733         4,575
   Commissions payable...........................................................       1,311         2,275
   Other accrued liabilities.....................................................       7,206         6,576
                                                                                     --------      --------
                                                                                     $ 20,495      $ 19,835
                                                                                     ========      ========

3.   NET INCOME (LOSS) PER SHARE

      The following tables set forth the computation of net loss before extraordinary charge per share of common stock:

                                                                                 Year Ended March 31,
                                                                           -------------------------------
                                                                             1998        1999        2000
                                                                           -------     --------    -------
Numerator (in thousands):
Loss before extraordinary charge......................................     $(1,033)    $(15,730)   $(2,151)
Less: Preferred stock dividend........................................        (738)        (832)      (942)
Less: Income attributable to Class L Stock............................      (1,947)        (944)        --
                                                                           -------     --------    -------
                                                                           $(3,718)    $(17,506)   $(3,093)
                                                                           =======     ========    =======
Denominator (in thousands):
Common Stock..........................................................       5,563           --     12,511
Class A Stock.........................................................       7,939        9,074         --
Class B Stock (vested)................................................          38          323         --
                                                                           -------     --------    -------
Weighted average shares outstanding used for basic and diluted  loss
   per share..........................................................      13,540        9,397     12,511
                                                                           =======     ========    =======

     The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                                                                          March 31,
                                                                             -----------------------------------
                                                                               1998         1999         2000
                                                                             ---------    ---------    ---------
Common Stock Subject to Repurchase (unvested)..........................      1,189,004      767,084      550,117
Mandatorily Redeemable Convertible Preferred Stock.....................        748,739      748,739           --
Stock Options..........................................................      1,765,458    1,778,086    3,061,165

     The stock options outstanding at March 31, 1998, 1999 and 2000, had a weighted average exercise price of $10.69, $9.64 and $8.74, respectively.

4.  FINANCING ARRANGEMENTS

   Senior Notes

     Immediately after the closing of the Company's initial public offering in February 2000, the Company began to redeem the $115.0 million of senior notes ("Senior Notes") outstanding which accrue interest at 105/8% per annum and will mature on May 15, 2004. In accordance with the Senior Notes indenture, the Company was required to redeem prior to maturity, $40,250,000, or 35% of the aggregate principal amount of its outstanding Senior Notes at a price of 110.625% of the principal amount, plus accrued and unpaid interest thereon.

     In addition, the Company commenced a tender offer and consent solicitation for the remaining $74,750,000, or 65% of the aggregate principal amount of its Senior Notes (representing all remaining Senior Notes outstanding after giving effect to the mandatory redemption). In accordance with the Company's Offer to Purchase and Consent Solicitation Statement dated February 9, 2000, the Company redeemed $74,734,000 aggregate principal amount of its outstanding Senior Notes at a price per note of $1,089.86, plus accrued and unpaid interest and a consent payment of $30.00. The tender offer was completed on March 10, 2000.

     The redemption of $114,984,000 aggregate principal amount of Senior Notes resulted in a one-time extraordinary charge relating to the early extinguishment of debt of $18,404,000 consisting of the following (in thousands):

          Premium on Senior Notes                               $  10,992
          Write-off of unamortized financing costs                  6,868
          Expenses                                                    544
                                                                ---------
          Total Extraordinary Charge                            $  18,404
                                                                =========

   Bank Credit Facility

     In conjunction with the Recapitalization, the Company entered into the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Bank Credit Facility"), which provided for a revolving credit facility of $30.0 million. During the quarter ended June 30, 1998, the Company entered into the First Amendment to the Credit Agreement among Therma-Wave, Inc., various lending institutions, and Bankers Trust Company, as Agent (the "Amended Bank Credit Facility"), to have its borrowing availability subject to a borrowing base formula, which provided a maximum revolving credit facility of $30.0 million, and to adjust the financial covenants requiring us to maintain minimum levels of EBITDA during each six-month period ending on the last day of each fiscal quarter and minimum levels of cumulative EBITDA from April 7, 1996 to the last day of each fiscal quarter. In August 1999, the Company entered into a second amendment to our bank credit facility to further adjust these financial tests. The second amendment also provided that if the Company had not consummated a qualified initial public offering by the end of December 31, 1999, then the loan commitment amount would be reduced by $5.0 million to $25.0 million. In March 2000, we entered into a third amendment to permit the redemption and conversion of the mandatorily redeemable preferred stock into common stock. The Company may borrow amounts under the Amended Bank Credit Facility to finance its working capital requirements and other general corporate purposes. The Amended Bank Credit Facility requires the Company to meet certain financial tests and contains covenants customary for this type of financing. At March 31, 2000, there was $3.5 million of an outstanding letter of credit and unused borrowing capacity under the Amended Bank Credit Facility of $21.5 million. The interest rate under the Amended Bank Credit Facility is at the lenders base rate plus 1.25% (12.0% at March 31, 2000).

5.  INCOME TAXES

     The domestic and foreign components of loss before provision (benefit) for income taxes are as follows (in thousands):

                                                                                    Fiscal Year Ended March 31,
                                                                                    ---------------------------
                                                                                   1998        1999        2000
                                                                                   ----        ----        ----
     Domestic..............................................................      $ (436)   $ (19,016)   $ (2,657)
     Foreign...............................................................           7          936         506
                                                                                 ------    ---------    --------
          Total............................................................      $ (429)   $ (18,080)   $ (2,151)
                                                                                 ======    =========    ========

     The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                                                     Fiscal Year Ended March 31,
                                                                                     ---------------------------
                                                                                   1998        1999          2000
                                                                                   ----        ----          ----
     Current:
        Federal............................................................     $ 2,314     $ (8,344)         --
        State..............................................................         396            4          --
        Foreign............................................................         --            13          --
                                                                                -------     --------       ------
                                                                                  2,710       (8,327)         --
     Deferred:
        Federal............................................................      (1,710)       5,807          --
        State..............................................................        (396)         --           --
        Foreign............................................................         --           170          --
                                                                                -------     --------       ------
                                                                                 (2,106)       5,977          --
                                                                                -------     --------       ------
                                                                                $   604     $ (2,350)      $  --
                                                                                =======     ========       ======

     A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective tax rate reflected in the statements of operations is as follows:

                                                                                         Fiscal Year Ended
                                                                                             March 31,
                                                                                   -----------------------------
                                                                                   1998         1999        2000
                                                                                   ----         ----        ----
     Provision at statutory rate...........................................       (35.0)%      (35.0)%     (35.0)%
     Nondeductible expenses................................................          --           --        10.4
     Utilization of net operating loss and credit carryforward.............          --         (5.5)       (2.3)
     Foreign sales corporation.............................................       (40.5)          --          --
     Other changes in valuation allowance..................................       195.4         26.1        27.4
     Others, net...........................................................        20.9          1.4        (0.5)
                                                                                  -----        -----       -----
                                                                                  140.8%       (13.0)%        --%
                                                                                  =====        =====       =====

                               THERMA-WAVE, INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                               March 31,
                                                           -----------------
                                                             1999      2000
                                                           -------   -------
     Deferred tax assets:
        Accrued costs and expenses.......................  $ 3,241   $ 2,601
        State taxes......................................        1         2
        Other............................................    3,156     3,628
        Net operating loss and tax credits...............    1,866     8,319
                                                           -------   -------
        Total gross deferred tax assets..................    8,264    14,550
     Less: valuation allowance...........................   (6,010)  (12,865)
                                                           -------   -------
        Total gross deferred tax assets..................    2,254     1,685
                                                           -------   -------
     Deferred tax liabilities:
        Deferred revenue on foreign sales................   (1,139)     (996)
        Depreciation and amortization....................     (834)     (397)
        Other............................................     (281)     (292)
                                                           -------   -------
        Net deferred tax liabilities.....................   (2,254)   (1,685)
                                                           -------   -------
        Total net deferred tax assets....................  $    --   $    --
                                                           =======   =======

     The net changes in the total valuation allowance for the years ended March 31, 1999 and 2000 were $4,719,000 and $6,855,000, respectively. At March 31,
2000, management believes it is more likely than not that the net deferred tax assets will not be fully realizable and has provided a full valuation against its net deferred tax assets.

     At March 31, 2000, the Company has federal and state net operating loss carryforwards of $15,400,000 and $25,300,000, respectively. These net operating losses will begin to expire in various amounts in 2004. At March 31, 2000, the Company had net operating loss carryforwards for foreign income tax purposes of approximately $300,000, which expire in varying amounts through 2003. The Company also has federal and California research and development tax credits of $300,000 and $800,000, respectively. The federal research and development tax credits will begin to expire in 2012, while the California research tax credits may be carried forward indefinitely.

6.   EXPENSES RELATING TO OPERATING COST IMPROVEMENTS

     On June 22 and September 24, 1998, the Company announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with the Company's current operating environment. All terminated employees were notified of their severance and related benefits at the time the program was announced. This program resulted in a reduction of approximately 100 employees primarily involved in customer service and manufacturing positions. Certain leased facilities and fixed assets were consolidated. Total cash outlays for fiscal 1999 and 2000 were $832,000 and $125,000, respectively. Non-cash charges of $100,000 are primarily for asset write-offs. Expenses relating to operating cost improvements are summarized as follows:

                          Provision
                         Year Ended                    Balance                   Balance
                       March 31, 1999   Utilized   March 31, 1999   Utilized  March 31, 2000
                       --------------   --------   --------------   --------  --------------
     Severance.......  $          837   $    762   $           75   $     75  $           --
     Facilities......             120         70               50         50              --
     Other...........             100        100               --         --  $           --
                       --------------   --------   --------------   --------  --------------
                       $        1,057   $    932   $          125   $    125              --
                       ==============   ========   ==============   ========  ==============

7.   COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities under noncancellable operating leases which require the Company to pay maintenance and operating expenses, such as taxes, insurance and utilities. The Company is required pursuant to the terms of a facility lease to maintain a $3,500,000 standby letter of credit.

     Property and equipment includes equipment recorded under capital leases of approximately $895,000 and $1,340,000, and related accumulated amortization of $620,000 and $761,000 at March 31, 1999 and 2000 respectively.

     Rent expense was approximately $1,629,000, $1,661,000 and $1,506,000 for the fiscal years ended March 31, 1998, 1999 and 2000, respectively.

     At March 31, 2000, future minimum lease payments under capital and noncancellable operating leases are as follows (in thousands):

                                                       Capital    Operating
                                                       Leases       Leases
                                                       -------    ---------
     Fiscal Year

     2001............................................  $   279    $   1,573
     2002............................................      253        1,481
     2003............................................       94        1,301
     2004............................................       --        1,293
     2005............................................       --        1,249
     Thereafter......................................       --          924
                                                       -------    ---------
     Future Minimum Lease Payments...................      626    $   7,821
                                                                  =========
     Less: Amounts Representing Interest.............      (47)
                                                       -------
     Present Value of Minimum Lease Payments.........      579
     Less: Current Portion...........................     (222)
                                                       -------
                                                       $   357
                                                       =======

   Deferred Bonus Arrangements

     Pursuant to the terms of certain management bonus arrangements, the Company may be obligated to pay up to an aggregate of $13.5 million after March 31, 2002 based upon achieving certain operating results and each employee's continued employment. The Company must achieve a minimum cumulative EBITDA (as defined in such bonus agreements) of $177.0 million for the five year period ended March 31, 2002 in order for the deferred bonus of $13.5 million to be payable. If the Company achieves cumulative EBITDA levels from $133.3 million to $177.0 million for the five year period ended March 31, 2002, a fraction of the deferred bonus is payable based on the amount EBITDA exceeds $133.3 million, up to the maximum deferred bonus amount of $13.5 million. No amounts have been accrued to date as the achievement of the required operating results is not considered probable as of March 31, 2000.

   Legal Proceedings

     On September 3, 1998, the Company was named in a patent infringement suit filed by KLA-Tencor. KLA-Tencor alleged that it patented an aspect of the thin film thickness measuring technology that the Company uses in our Opti-Probe product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. The Company believes none of our products infringe any of the claims of KLA-Tencor's patent and that their infringement allegations are unfounded. Nonetheless, KLA-Tencor has made broad allegations covering technology that accounts for a significant portion of our revenues. The Company believes these allegations are unfounded, intends to vigorously defend our position, and expects to prevail. The Company believes that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results or operations.

     On January 14, 1999, the Company commenced an action against KLA-Tencor for patent infringement with respect to one of our fundamental thin film technology combination patents. The suit seeks damages for patent infringement and a permanent injunction against any future activities undertaken by KLA-Tencor or any third party working in conjunction with them, which infringe on our patent. The suit was filed as a counterclaim in the 1998 infringement action initiated by KLA-Tencor and described in the prior paragraph and also seeks a declaratory judgment that KLA-Tencor's patent, which the Company was alleged of infringing, is invalid and not infringed by any of the Company's systems.

     On July 22, 1999, the Company was named in a second patent infringement suit filed by KLA-Tencor. KLA-Tencor has alleged that it patented another aspect of one of the thin film thickness measuring technologies that the Company has recently added to some of our Opti-Probe products. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. Since the patent which is the subject of this second suit issued on June 8, 1999, any potential liability for past sales is not material. Prior to filing its first infringement action, KLA-Tencor notified us of an earlier version of the patent that is the subject of this second suit. The Company believes none of our products infringed any of the claims of the earlier version of this KLA-Tencor patent and previously informed KLA-Tencor of our belief. KLA-Tencor's new patent is a continuation of the earlier patent. The Company believes KLA-Tencor's new patent is invalid and intends to vigorously defend our position and expects to prevail. The Company believes that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results or operations.

     On October 25, 1999, the Company commenced an action against KLA-Tencor for patent infringement with respect to two of our patents relating to optical measurement systems that include a calibrating ellipsometer. In addition to the infringement claims, the Company also filed claims against KLA-Tencor for engaging in a pattern of conduct designed to disparage and improperly damage us.

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

8. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)


   Common Stock

     In connection with the Recapitalization, the outstanding equity securities of the Company consisted of 9,073,532 shares of Class A Common; 1,334,875 shares of Class B Common; 1,008,170 shares of Class L Common; and 748,739 shares of Preferred Stock. The shares of Class A Stock and Class L Stock each entitle the holder to one vote per share on all matters to be voted upon by the stockholders of the Company and are otherwise identical, except that the shares of Class L Stock are entitled to a preference over Class A Stock with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($19.085) plus an amount which accrues on a daily basis at a rate of 12% per annum, compounded annually. The Class B Stock is identical to the Class A Stock except that the Class B Stock is non-voting and is convertible into Class A Stock at any time following an initial public offering by the Company at the option of the holder.

     On February 9, 2000, the Company completed its initial public offering of common stock. The Company issued 10,350,000 shares of common stock, including the exercise of the underwriters' overallotment option, at a price of $20.00 per share. Net proceeds, net of underwriting discounts and offering costs, were $190,739,000.

     In conjunction with the Company's initial public offering and an amendment to the Company's articles of incorporation, 9,073,532, 1,130,902 and 1,008,170 shares of the Company's outstanding Class A, Class B and Class L stock were converted into 9,073,532, 1,130,902 and 2,319,698 shares of common stock, respectively.

     The Company has outstanding unvested shares of common stock which are subject to repurchase by the Company if the holder is no longer employed by the Company. Such shares vest over five years from the date of issuance. As of March 31, 1999 and 2000, respectively, 767,084 and 550,117 shares of common stock were subject to repurchase by the Company.

   Mandatorily Redeemable Convertible Preferred Stock

     The Series A Mandatorily Redeemable Convertible Voting Preferred Stock ("Preferred Stock") had a liquidation preference of $18.40 and was convertible at any time into one share of Common Stock at the option of the holder. Dividends on each share of the Preferred Stock were cumulative and accrued at the rate of 6% per annum. The Preferred Stock had a scheduled redemption on May 17, 2004, and was otherwise redeemable by the Company at any time from time after the earlier of (a) June 30, 1998 or (b) an initial public offering. Each share of Preferred Stock was convertible into one share of Common Stock (as adjusted for stock splits, stock dividends, recapitalizations and similar transactions). The Preferred Stock entitles the holder to one vote for each share of Common Stock issuable upon conversion of the Preferred Stock.

     On March 3, 2000, the Company called for redemption of all outstanding shares of Preferred Stock. On March 24, 2000 and March 29, 2000, respectively, 169,589 and 579,150 shares of Preferred Stock were converted into an aggregate of 748,739 shares of common stock.

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

     In connection with the initial public offering, the Company adopted the 2000 Equity Incentive Plan, whereby the Board of Directors may grant incentive stock options and nonstatutory stock options to employees, directors or consultants. No future grants are available under the Plans upon the effectiveness of the 2000 Equity Incentive Plan. The Company has reserved (1) 300,000 shares of common stock (2) any shares returned to the Plans as a result of termination of options and (3) annual increases to be added on the date of each annual meeting of stockholders

                                  THERMA-WAVE
commencing in 2000 equal to 1.0% of the outstanding shares of common stock, or such lesser amount as may be determined by the Board of Directors, for issuance under the 2000 Equity Incentive Plan.

     Vesting provisions for stock options granted under the Plans are determined by the Board of Directors. Unless the Board of Directors specifically determines otherwise at the time of the grant, the option shall vest 25% on each of the first four anniversaries from the date of grant. Stock options expire ten years from the date of grant. Common shares issued on exercise of options prior to vesting are subject to repurchase by the Company if the holder is no longer employed by the Company.

     In connection with the initial public offering, the Company adopted the 2000 Employee Stock Purchase Plan, whereby employees may purchase shares of common stock, at a discounted price through payroll deductions or lump sum cash payments. The Company has reserved 500,000 shares of common stock for issuance under the 2000 Employee Stock Purchase Plan.

     A summary of the Company's stock option activity, and related information for the years ended March 31, 1998, 1999 and 2000 are as follows:

                                                                                               Options Outstanding
                                                                                           ----------------------------
                                                                                                          Weighted Average
                                                                           Shares          Number of       Exercise Price
                                                                          Available          Shares           per Share
                                                                          ---------        ----------      --------------
     Balance at March 31, 1997....................................               --                --         $        --
        Authorized................................................        7,485,000                --                  --
        Granted...................................................       (1,836,384)        1,836,384               10.67
        Exercised.................................................               --                --                  --
        Canceled..................................................           70,926           (70,926)              10.08
                                                                          ---------        ----------
     Balance at March 31, 1998....................................        5,719,542         1,765,458               10.69
        Granted...................................................         (320,100)          320,100                4.44
        Exercised.................................................               --                --                  --
        Canceled..................................................          307,472          (307,472)              10.28
                                                                          ---------        ----------
     Balance at March 31, 1999....................................        5,706,914         1,778,086                9.64
        Termination of Plans......................................       (4,416,453)               --                  --
        Authorized................................................          300,000                --                  --
        Granted...................................................       (1,382,946)        1,382,946                7.43
        Exercised.................................................               --           (12,810)               6.00
        Canceled..................................................           87,057           (87,057)               6.65
                                                                          ---------        ----------
     Balance at March 31, 2000....................................          294,572         3,061,165                8.74
                                                                          =========        ==========


     The following table summarizes information about stock options outstanding as of March 31, 2000:

                                                                                       Options Outstanding
                                                                          ------------------------------------------
                                                                                            Weighted
                                                                                             Average        Weighted
                                                                                            Remaining        Average
                                                                            Number         Contractual      Exercise
                                                                          Outstanding         Life           Price
     Range of exercise prices:                                            -----------      -----------      --------
        $4.00........................................................        270,000          8.34          $  4.00
        $6.00-$7.00..................................................      1,664,448          8.98          $  6.71
        $8.93-$15.89.................................................      1,084,831          7.13          $ 12.42
        $16.00-$35.50................................................         41,886          9.82          $ 24.76
                                                                           ---------
                                                                           3,061,165          8.28          $  8.74
                                                                           =========

                                  THERMA-WAVE

     At March 31, 2000, there were 274,670 vested shares and 1,562,691 shares were exercisable.

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1996 under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

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

     For the years ended March 31, 1998 and 1999, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% for both periods and the following additional weighted-average assumptions: volatility of zero and expected life of an option of 5 years and a risk-free interest rate of 7.0% and 5.0%, respectively. For the year ended March 31, 2000, the following weighted-average assumptions were used to determine the fair value of options: volatility of 65%, expected life of 5 years and a risk free interest rate of 6.8%. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. For the year ended March 31, 2000, the following weighted-average assumptions were used to determine the fair value of purchase rights under the 2000 Employee Stock Purchase Plan: volatility of 65%, expected life of one year and a risk free interest rate of 6.8%.

     Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss attributable to common stockholders and pro forma basic and diluted net loss per share under SFAS No. 123 would have been $(1,856,000) and $(0.28) for the year ended March 31, 1998, $(16,717,000) and $(1.88) for the year ended March 31, 1999, and
$(22,769,000) and $(1.82) for the year ended March 31, 2000, respectively.

     The weighted average fair value of options granted during the years ended March 31, 1998, 1999 and 2000 with exercise prices equal to the market price at the date of grant is $0.45, $0.96 and $3.94 per share, respectively.

9.   RELATED PARTY TRANSACTIONS

     The Company had revenue transactions with Toray & Shimadzu totaling $82,000, $31,000 and $24,000 for the years ended March 31, 1998, 1999 and 2000, respectively.

     The Company incurred expenses of approximately $75,000, $118,000 and $62,000 for the fiscal years ended March 31, 1998, 1999 and 2000, respectively, for employee related costs paid on our behalf by Toray and Shimadzu.

     On March 31, 2000, the Company had loans to management of $241,000 used to acquire the Company's capital stock (notes receivable from stockholders) and $1,043,000 used to pay certain tax liabilities incurred by certain executives in connection with the Recapitalization (the Tax Notes). The notes receivable from stockholders bear interest at the applicable federal rate in effect at the time of the Recapitalization. The Tax Notes do not bear interest. The executives have pledged their stock as security for the notes.

     In connection with the Recapitalization, the Company entered into an Advisory Agreement with Bain Capital, a majority stockholder, pursuant to which Bain Capital agreed to provide management services. The management fees incurred, excluding out-of pocket expenses, during the fiscal years ended March 31, 1998, 1999 and 2000 were $750,000, $1,000,000 and $750,000, respectively.

                                 THERMA-WAVE
                 NOTES TO CONSOLIDATED STATEMENTS (continued)


     During the fourth quarter of fiscal year 2000, the Company paid $3.5 million for the early buy out of the remaining seven and one-half years of a consulting agreement with Bain Capital, resulting in a one-time charge which is included in other income (expense).

10.  RETIREMENT PLAN

     The Company has a retirement plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Discretionary company contributions accrued, which are based on achieving certain operating profit goals, were $566,000, $0, and $400,000 in fiscal 1998, 1999 and 2000, respectively.

11.  SEGMENT INFORMATION

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

     The following is a summary of operations in geographic areas (in thousands):

                                                                                              Other
                                                                                              -----
                                                U.S.           Japan             U.K.        Foreign   Eliminations Consolidation
                                                ----           -----             ----        -------   ------------ -------------
Fiscal year ended March 31, 1998
Sales to unaffiliated customers............  $ 110,098       $  2,645       $     1,272     $   1,444   $        -    $ 115,459
Transfers between geographic locations.....     (1,929)         1,706                 -         2,572       (2,349)           -
                                             ---------       --------       -----------     ---------   ----------    ---------
Total net sales............................  $ 108,169       $  4,351       $     1,272     $   4,016   $   (2,349)   $ 115,459
Operating income (loss)....................  $  11,661       $    103       $       (94)    $     552   $     (280)   $  11,942
Long-lived assets..........................  $  16,974       $    624       $        55     $     359   $        -    $  18,012
All other identifiable assets..............     69,237          2,841             1,489         1,541       (3,358)      71,750
                                             ---------       --------       -----------     ---------   ----------    ---------
Total assets...............................  $  86,211       $  3,465       $     1,544     $   1,900   $   (3,358)   $  89,762
                                             =========       ========       ===========     =========   ==========    =========

Fiscal year ended March 31, 1999
Sales to unaffiliated customers............  $  60,355        $ 2,542       $     1,956     $   1,353   $        -    $  66,207
Transfers between geographic locations.....     (2,811)         1,047             2,408         1,212       (1,856)           -
                                             ---------       --------       -----------     ---------   ----------    ---------
Total net sales............................  $  57,544       $  3,589       $     3,168     $   3,761   $   (1,856)   $  66,207
Operating income (loss)....................  $  (5,652)      $    338       $       606     $      28   $        3    $  (4,677)
Long-lived assets..........................  $  16,147       $    555       $        43     $     308   $        -    $  17,053
All other identifiable assets..............     51,391          2,482             2,133         1,642       (2,349)      55,299
                                             ---------       --------       -----------     ---------   ----------    ---------
Total assets...............................  $  67,538       $  3,037       $     2,176     $   1,950   $   (2,349)   $  72,352
                                             =========       ========       ===========     =========   ==========    =========

Fiscal year ended March 31, 2000
Sales to unaffiliated customers............  $ 108,781       $  2,650       $     1,788     $   2,460    $       -    $ 115,679
Transfers between geographic locations.....       (940)           953             1,270         1,993       (3,276)           -
                                             ---------       --------       -----------     ---------   ----------    ---------
Total net sales............................  $ 107,841       $  3,603       $     3,058     $   4,453   $   (3,276)   $ 115,679
Operating income (loss)....................  $  12,729       $     87       $       409     $     513   $     (956)   $  12,782
Long-lived assets..........................  $   7,759       $    433       $        49     $     444   $        -    $   8,685
All other identifiable assets..............    121,240          4,100             2,822         2,108       (5,261)     125,009
                                             ---------       --------       -----------     ---------   ----------    ---------
Total assets...............................  $ 128,999       $  4,533       $     2,871     $   2,552   $   (5,261)   $ 133,694
                                             =========       ========       ===========     =========   ==========    =========

                               THERMA-WAVE, INC

     Other foreign areas include Taiwan and Korea, each of which are individually not material for separate disclosure.

     Revenue in each geographic area is recognized upon shipment from the locations within a designated geographic region. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales were $56,006,000, $39,892,000 and $65,253,000 of the net sales in fiscal 1998, 1999 and 2000, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from Therma-Wave's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

     (a) Information concerning directors of Therma-Wave appears in the Proxy Statement, under Item 1. This portion of the Proxy Statement in incorporated herein by reference.

     (b) Information concerning executive officers of Therma-Wave appears in the Proxy Statement, under Item 1. This portion of the Proxy Statement in incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of certain beneficial owners and management appears in Therma-Wave's proxy statement, under Item 1. This portion of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning the security ownership of certain beneficial owners and management appears in Therma-Wave's proxy statement, under Item 1. This portion of the Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (i) Consolidated Financial Statements - See "Item 8. Financial Statements and Supplementary Data"

         (ii)   Financial Statement Schedule:                                                Form 10-K page number
                                                                                             ---------------------
                Report of Independent Accountants on Financial Statement Schedule                       49
                Schedule II - Valuation and Qualifying Accounts                                         50

          All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

     (b)  Reports on Form 8-K

     None filed within the past quarter.

    (c)  Exhibits

 Exhibit   Description
  Number

     3.1   Restated Certificate of Incorporation of Therma-Wave.

     3.2   Amended and Restated By-Laws of Therma-Wave.

    *4.2 Indenture, dated as of May 15, 1997, by and among Therma-Wave and IBJ Schroder Bank & Trust Company, as trustee.

     4.3 Supplemental Indenture, dated February 23, 2000, by and between Therma-Wave and The Bank of New York as Trustee.

    *4.4   Form of Series B 10 5/8% Senior Notes.

   **4.5   Form of certificate representing shares of Common Stock.

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

   *10.2 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and David L. Willenborg.

   *10.3 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and W. Lee Smith.

   *10.4 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal.

   *10.5 Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Anthony W. Lin.

   *10.6 Executive Stock Agreement, dated as of May 16, 1997, by and Therma-Wave and Dr. Allan Rosencwaig.

   *10.7 Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and David L. Willenborg.

   *10.8 Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and W. Lee Smith.

   *10.9 Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal.

  *10.10 Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and Anthony W. Lin.

  *10.11 Development License Agreement, dated June 12, 1992, by and among Therma-Wave and Therma-Wave K.K., Toray Industries, Inc. and Shimadzu Corporation.

  *10.12 New Development Agreement, dated December 22, 1995, by and between Therma-Wave and Toray Industries, Inc.

  *10.13 Lease Agreement, dated as of May 26, 1995, by and between Therma-Wave and Sobrato Interests.

  *10.14 Advisory Agreement, dated as of May 16, 1996, between Therma-Wave and Bain Capital, Inc.

  *10.15 Credit Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent, and certain financial institutions named therein.

  *10.16 Pledge Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent.

  *10.17 Security Agreement, dated as of May 16, 1997, between Therm a-Wave and Bankers Trust Company, as agent.

  *10.18   Therma-Wave, Inc. 1997 Stock Purchase and Option Plan.

  *10.19 Registration Agreement, dated as of May 16, 1997, between Therma-Wave and the stockholders named therein.

  *10.20 Stock Repurchase Agreement, dated as of January 26, 1996, between Toray Industries, Inc. and the key employees of Therma-Wave named therein.

  *10.21 Key Employee Stock Agreement, dated as of October 30, 1991 and amended as of December 16, 1994, by and among Toray Industries, Inc., TS Subsidiary Corp., Therma-Wave, Inc. and the key employees named therein.

   10.22   Therma-Wave, Inc. 2000 Equity Incentive Plan.

 **10.23 First Amendment to Credit Agreement, dated as of June 30, 1998, between Therma-Wave and Bankers Trust Company, as agent, (incorporated herein by reference to Exhibit 10.1 of Therma-Wave's Quarterly Report on Form 10-Q for the quarter ended July 5, 1998.)

 **10.24 Employment Agreement, dated as of August 3, 1998, by and between Therma-Wave and Martin M. Schwartz.

 **10.25 Employment Agreement, dated as of August 10, 1998, by and between Therma-Wave and L. Ray Christie.

   10.26   Amended and Restated Therma-Wave 2000 Employee Stock Purchase Plan.

 **10.27 Second Amendment to Credit Agreement, dated as of August 3, 1999, between Therma-Wave and Bankers Trust Company, as agent.

 **10.28   1997 Employee Stock Purchase and Option Plan.

 **10.29   1997 Special Employee Stock Purchase and Option Plan.

   10.30 Third Amendment to Credit Agreement, dated as of March 1, 2000, between Therma-Wave and Bankers Trust Company, as agent.

   10.31 Therma-Wave Executive Deferred Compensation Plan, effective January 1, 2000.

   10.32 Lease between Minos Management, Inc. as Landlord, and Therma-Wave as Tenant, dated May 31, 2000

   10.33   Form of Indemnification Agreement

   *21.1   Subsidiaries of Therma-Wave.

    23.1   Consent of Ernst & Young LLP, Independent Auditors.

    23.2   Consent of Independent Accountants.

    27.1   Financial Data Schedule.

    99.1   Risk Factors.

--------

       * Incorporated herein by reference to Therma-Wave's Registration Statement on Form S-4 (Registration No. 333-29871).

     ** Incorporated herein by reference to Therma-Wave's Registration Statement on Form S-1 (Registration No. 333-76019).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        THERMA-WAVE, INC.
                                        By:    /s/ Allan Rosencwaig
                                        -----------------------------------
                                                  Allan Rosencwaig
                                               Chairman of the Board
                                              Chief Technology Officer

Dated: June 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Title                                   Date
/s/ Allan Rosencwaig                  Chairman of the Board, Chief
-----------------------------              Technology Officer                      June 30, 2000
Allan Rosencwaig

/s/ Martin M. Schwartz                President,  Chief Executive  Officer
-----------------------------         and Director (Principal Executive
Martin M. Schwartz                    Officer)                                     June 30, 2000

                                      Vice President, Chief Financial
                                      Officer and Secretary (Principal
/s/ L. Ray Christie                   Financial and Accounting
-----------------------------         Officer)                                     June 30, 2000
L. Ray Christie

/s/ G. Leonard Baker
-----------------------------         Director                                     June 30, 2000
G. Leonard Baker

/s/ David Dominik
-----------------------------         Director                                     June 30, 2000
David Dominik

/s/ Ian K. Loring
-----------------------------         Director                                     June 30, 2000
Ian K. Loring

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Therma-Wave, Inc.

Our audits of the consolidated financial statements as of March 31, 2000 and 1999 and for the two years then ended referred to in our report dated April 27, 2000 appearing on page 23 of the consolidated financial statements in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule for the years ended March 31, 2000 and 1999 listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

San Jose, California
April 27, 2000

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                               THERMA-WAVE, INC.

                                (in thousands)

                      Description                                           Additions
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    Charged to
                                                          Balance at   Charged to      Other
                                                          Beginning    Costs and     Accounts   Deductions--  Balance at
                                                          of Period     Expenses     Describe   Describe (1)  End of Period
                                                        ---------------------------------------------------------------------
Year ended March 31, 2000:
   Reserves and allowances deducted from asset
     Accounts: Allowance for Doubtful
     Accounts, Returns and Allowances..................     $ 1,911      $--           $--         $ 439           $1,472

Year ended March 31, 1999:
   Reserves and allowances deducted from asset
     accounts; Allowance for Doubtful
     Accounts, Returns and Allowances..................     $ 3,016      $ (631)       $--         $ 474           $1,911

Year ended March 31, 1998:
   Reserves and allowances deducted from asset
     accounts; Allowance for Doubtful
     Accounts, Returns and Allowances..................     $ 1,622      $1,394        $--          $--            $3,016

(1) Represents specific customer accounts written off.