Form 10-Q
period 2000-07-02
THERMA WAVE INC
filed 2000-08-15
CIK 828119

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


(Mark one)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-
   ACT OF 1934
   For the quarterly period ended July 2, 2000 OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-
  ACT OF 1934
  For the transition period from __________ to __________

                       Commission file number 000-26911

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

      Registrant's telephone number, including area code: (510) 668-2200

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                 ------       ------

  Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

          Class                           Outstanding as of July 30, 2000
------------------------------------------------------------------------------
Common stock, $.01 par value                        23,724,818

                               THERMA-WAVE, INC.
                                   FORM 10-Q

                                     INDEX


Part I.  Financial Information

Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
             June 30, 2000 and March 31, 2000                              3

         Condensed Consolidated Statements of Operations
         Three months ended June 30, 2000 and 1999                         4

         Condensed Consolidated Statements of Cash Flows
         Three months ended June 30, 2000 and 1999                         5

         Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    11

Part II. Other Information

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities and Use of Proceeds                        19

Item 3.  Defaults upon Senior Securities                                  19

Item 4.  Submission of Matters to a Vote of Security Holders              19

Item 5.  Other Information                                                19

Item 6.  Exhibits and Reports on Form 8-K                                 19

Signatures                                                                21

Part I. Financial Information
Item 1. Unaudited Consolidated Condensed Financial Statements


                               THERMA-WAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                            June 30,             March 31,
                                                              2000                 2000
                                                           ---------           -------------

                     ASSETS
Current assets:
 Cash and cash equivalents                                 $ 74,363              $  75,200
 Accounts receivable, net                                    32,522                 24,400
 Inventories                                                 29,147                 23,689
 Other current assets                                         1,797                  1,720
                                                           ---------            ----------
       Total current assets                                 137,829                125,009

 Property and equipment, net                                  5,342                  4,999
 Deferred income taxes                                        1,685                  1,685
 Other assets                                                 2,153                  2,001
                                                           ---------            ----------
       Total assets                                        $147,009              $ 133,694
                                                           =========            ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                          $ 11,791              $  10,111
 Other current liabilities                                   24,365                 20,789
                                                           ---------            ----------
       Total current liabilities                             36,156                 30,900
 Long term debt                                                  16                     16
 Other liabilities                                            2,836                  3,293
                                                           ---------            -----------
       Total liabilities                                     39,008                 34,209

Commitments and contingencies

Stockholders' equity
 Common stock                                                   237                    236
 Additional paid-in capital                                 227,003                226,199
 Notes receivable from stockholders                            (214)                  (241)
 Accumulated deficit                                       (118,295)              (125,971)
 Accumulated other comprehensive loss                          (730)                  (738)
                                                           ---------            -----------
       Total stockholders' equity                            108,001                99,485
                                                           ---------            -----------
       Total liabilities and stockholders' equity          $ 147,009             $ 133,694
                                                           =========            ===========

     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                Three months ended
                                                                     June 30,
                                                      ---------------------------------
                                                           2000                1999
                                                      ----------------     -----------

Net revenue                                           $       41,586       $    21,141
Cost of revenue                                               20,552            12,228
                                                      --------------       ------------
Gross margin                                                  21,034             8,913

Operating expenses:
  Research and development                                     7,519             3,855
  Selling, general and administrative                          5,881             4,055
                                                      --------------       ------------
       Total operating expenses                               13,400             7,910
                                                      --------------       ------------

Operating income                                               7,634             1,003
Other income (expense):
  Interest expense                                               (60)           (3,525)
  Interest income                                              1,039               150
  Other, net                                                      12                33
                                                      --------------       ------------
                                                                 991            (3,342)
                                                      --------------       ------------
Income (loss) before income taxes                              8,625            (2,339)
Provision for income taxes                                     (949)                 -
                                                      --------------       ------------
Net income (loss)                                              7,676            (2,339)

Accretion of preferred stock dividend                              -               206
                                                      --------------       ------------
Net income (loss) available to common stockholders    $        7,676       $    (2,545)
                                                      ==============       ============

Net income (loss) per share:
  Basic                                               $         0.33       $     (0.31)
  Diluted                                             $         0.31       $     (0.31)

Weighted average common shares outstanding:
  Basic                                                       23,148             9,458
  Diluted                                                     24,853             9,458



    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                 Three months ended
                                                                      June 30,
                                                        -------------------------------------
                                                              2000                  1999
                                                        ------------------     --------------

Operating activities:
  Net income (loss)                                     $      7,676           $    (2,339)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
    Depreciation and amortization                                778                 1,134
    Amortization of deferred financing costs                       -                   405
    Changes in assets and liabilities:
     Accounts receivable                                      (8,122)               (6,314)
     Inventories                                              (5,458)                  131
     Other assets                                               (156)                6,893
     Other liabilities                                         5,203                (2,529)
                                                        ------------           -----------
      Net cash used by operating activities                      (79)               (2,619)

Investing activities:
  Purchases of property and equipment                         (1,004)                 (389)
  Other                                                         (190)                 (149)
                                                        ------------           -----------
      Net cash used in investing activities                   (1,194)                 (538)

Net cash provided (used) in financing activities                 436                  (147)
                                                        ------------           -----------

  Net decrease in cash and cash equivalents                     (837)               (3,304)
  Cash and cash equivalents at beginning of period            75,200                20,245
                                                        ------------           -----------
  Cash and cash equivalents at end of period                 $74,363           $    16,941
                                                        ============           ===========


 Supplementary disclosures:
  Cash paid for interest                                $         57           $     6,172
                                                        ============           ===========
  Cash paid for taxes                                   $          1           $        10
                                                        ============           ===========


     See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2000, and the operating results and cash flows for the three months ended June 30, 2000 and 1999. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2000.

          The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on April 1, 2001.

          The first quarters of fiscal years 2001 and 2000 and the fiscal year 2000 ended on July 2, 2000, July 4, 1999 and April 2, 2000, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the month.

2.   Inventories

          Inventories are summarized as follows (in thousands):

                                    June 30, 2000         March 31, 2000
                                --------------------   --------------------
         Purchased materials         $   10,620             $   7,752
         Systems in process              14,349                12,370
         Finished systems                 4,178                 3,567
                                          -----                 -----
                                      $  29,147             $  23,689
                                      =========             =========


3.   Comprehensive Income

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The statement established standards for the reporting and display of comprehensive income and its components. The adoption of this statement had no significant impact on our net income

     (loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss). The difference between net income (loss) and comprehensive income (loss) is due to foreign currency translation adjustments. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

        During the quarter ended June 30, 2000 and 1999, comprehensive income
     (loss) amounted to approximately $7,684,000 and $(2,467,000), respectively.

4.   Net Income (Loss) Per Share

        Basic net income (loss) per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into Common Stock upon certain events. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

        Class A Common Stock, Class B Common Stock and Class L Common Stock share ratably in the net income (loss) remaining after giving effect to the 12% yield on Class L Common Stock for the period the shares were outstanding. Net loss for the three months ended June 30, 1999 used in the net loss per share calculation represents the loss attributable to the weighted average number of shares of Class A, Class B and Class L Common Stock outstanding after giving effect to the 12% yield on Class L Common Stock. As a result of the losses incurred by the Company, all potential common shares were anti-dilutive and excluded from the diluted net income
     (loss) per share calculation for fiscal 2000.

        On February 4, 2000, all classes of Common Stock were converted to one class of common stock.

        The following tables set forth the computation of net income (loss) per share of common stock:

                                                                                             Three Months Ended June 30,
                                                                                                2000              1999
                                                                                             ---------------------------
     Numerator (in thousands):
     Income (loss) before extraordinary charge.......................................          $ 7,676          $(2,339)
     Less: Preferred stock dividend  ................................................               --             (206)
     Less: Income attributable to Class L Stock  ....................................               --             (434)
                                                                                               -------          -------
                                                                                               $ 7,676          $(2,979)
                                                                                               =======          =======

     Denominator (in thousands):
     Common Stock  ..................................................................           23,148               --
     Class A Stock  .................................................................               --            9,074
     Class B Stock (vested)  ........................................................               --              385
                                                                                               -------          -------
     Weighted average shares outstanding used for basic income (loss)
         per share  ..................................................................          23,148            9,458
                                                                                               =======          =======

     Unvested Shares.................................................................              517               --
     Dilutive Stock Options..........................................................            1,188               --
                                                                                               -------          -------
     Weighted average shares outstanding used for diluted income (loss)
         per share....................................................................          24,853            9,458
                                                                                               =======          =======

          The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                                                                               June 30,
                                                                                          ------------------
                                                                                             2000       1999
                                                                                          -------  ---------
     Common Stock Subject to Repurchase (unvested).................................       516,524    734,037
     Mandatorily Redeemable Convertible Preferred Stock............................            --    748,739
     Stock Options.................................................................       109,736  1,701,491

5.   Recently Issued Accounting Statements

          In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item, depending on the type of hedge relationship that exists with respect to such derivative. We do not currently hold any derivative instruments that are affected by the adoption of SFAS No. 133 .

          In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," potentially changing the interpretation of revenue recognition rules. This proposed interpretation may change revenue recognition from the date of shipment to the date of final customer acceptance, when such acceptance is part of the purchase contract. In March 2000, Staff Accounting Bulletin No. 101A was issued which allowed deferral of the requirements until the second fiscal quarter of 2000 for most companies. In June 2000, Staff Accounting Bulletin No. 101B was issued which allowed further deferral of the requirements until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Because we have complied with generally accepted accounting principles for our historical revenue recognition, a change, if any, in our revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in our fourth quarter of fiscal 2001. Depending on the final interpretation of SAB 101, the change in accounting policy may result in the restatement of the Company's results for each of the first three quarters of fiscal 2001 and a cumulative adjustment in the first quarter of fiscal 2001 to reflect the deferral of revenue for shipments previously recorded as revenue for which customers had not signed acceptance certificates as of the first day of fiscal 2001. We are still in the process of assessing the impact of SAB 101 on our financial statements. While SAB 101 would not affect the fundamental aspects of our operations as measured by our shipments and cash flows, implementation of SAB 101 could have a material adverse effect on our reported results of operations for fiscal 2001. We are also considering potential changes to our standard contracts for equipment sales that could mitigate the potential impact of SAB 101 on a going forward basis.

6.   Commitments and Contingencies

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

          Subsequent to the end of the quarter, on July 20, 2000, United States District Court Judge Charles A. Legge granted our Motion for summary judgment that one of our Opti-Probe 5000 products does not infringe KLA-Tencor's U.S. Patent, which was the subject of the suit, either literally or under the doctrine of equivalents. Only our older Opti-Probe products remain at issue in this lawsuit.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under the heading "Risk Factors" in Exhibit 99.1 of this quarterly report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. We have experienced and expect to continue to experience significant fluctuations in our quarterly results of operations. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of our revenues in a particular quarter. These factors include the cyclical nature of the semiconductor industry, the risk that factors which allowed us to experience relatively good performance in industry downturns may not protect us in future downturns, the timing of the receipt of orders from major customers, customer cancellations or delay of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, our ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by ourselves or our competitors, the timing of research and development expenditures, and expenses attendant to acquisitions, strategic alliances and the future development of marketing and service capabilities. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.


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

     We derive our revenues from system sales, sales of replacement and spare parts, and service contracts. During the three months ended June 30, 2000, we derived approximately 89% of our revenues from system sales, 7% from sales of replacement and spare parts, including associated labor, and 4% from service contracts. During the three months ended June 30, 1999, we derived approximately 82% of our revenues from system sales, 10% from sales of replacement and spare parts, including associated labor, and 8% from service contracts. Revenue from system sales, replacement and spare parts is generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the period of the contract.

     International sales accounted for approximately 67% and 61% of our total revenues for the three months ended June 30, 2000 and 1999, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

     On February 9, 2000, we completed an initial public offering of common stock. In connection with this offering and the exercise of the underwriters' over-allotment option, we sold 10,350,000 shares of common stock at a price of $20.00 per share. Net proceeds, net of underwriting discounts and offering costs, were $190.7 million. During the early part of March 2000, we used approximately $130.5 million of net proceeds to redeem or repurchase substantially all of our outstanding senior notes, including accrued interest, redemption premiums and related expenses. We also used $3.5 million of net proceeds to buy out the seven and one half years remaining in the term of a consulting agreement with Bain Capital, Inc. Remaining cash proceeds have been used for general corporate purposes, including working capital.

     On March 3, 2000, the Company called for redemption of all outstanding shares of Preferred Stock. On March 24, 2000 and March 29, 2000, respectively, 169,589 and 579,150 shares of Preferred Stock were converted into an aggregate of 748,739 shares of common stock.

  Results of Operations

     The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three months ended June 30, 2000 and 1999 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                                            Three months ended
                                                                 June 30,
                                                        ----------------------
  Statement of Operations Data:                           2000            1999
                                                        ------         -------

  Net revenue                                            100.0%          100.0%
  Cost of revenue                                         49.4            57.8
                                                        ------         -------

  Gross margin                                            50.6            42.2
  Operating expenses:
   Research and development expenses                      18.1            18.3
   Selling, general and administrative                    14.1            19.2
                                                        ------         -------
   Operating income                                       18.4             4.7
  Other income (expense):
   Interest expense                                       (0.1)          (16.7)
   Interest income                                         2.5             0.7
   Other, net                                             (0.1)            0.2
                                                        ------         -------

  Income (loss) before income taxes                       20.7           (11.1)
  Provision for income taxes                              (2.3)              -
                                                        ------         -------
  Net income (loss)                                       18.4%          (11.1)%
                                                        ======         =======


     Net Revenues. Net revenues for the fiscal quarters ended June 30, 2000 and 1999 were $41.6 million and $21.1 million, respectively. Compared to the prior fiscal quarter, net revenues increased $4.9 million or 13%. Compared to the corresponding period of fiscal 1999, net revenues increased $20.4 million or 97%. The increase in revenue is the result of the improvement in the semiconductor capital equipment industry, which is primarily related to the growth of semiconductor manufacturers and the recovery of economic conditions in the Asia Pacific region. Revenues have increased primarily due to increased unit sales of both our Therma-Probe and Opti-Probe products.

     Gross Margin. Gross margin for the first quarter of fiscal 2001 was 50.6%, about the same as the fourth quarter of fiscal 2000 and up from 42.2% for the first quarter of our last fiscal year. The increase versus the first quarter of fiscal 2000 is due to higher revenue levels and favorable sales mix.

     Research and Development ("R&D") Expenses. R&D expenses for the first quarter of fiscal 2001 were $7.5 million, an increase of 8% from the prior quarter and an increase of 95% from the first quarter of our last fiscal year. The increase was the result of additional resources dedicated to the development of new products expected to be released later this year. We believe that technical leadership is essential to our success and expect to continue to commit significant resources to R&D projects. In the near term, we expect our R&D expenses to continue to increase in absolute dollar terms.

     Selling, General and Administrative ("SG&A") Expenses.   SG&A expenses
  for the first quarter of fiscal 2001 were $5.9 million, a decrease of 6% from the prior fiscal quarter and an increase of 45% from the first quarter of last fiscal year. The decrease from the prior fiscal quarter was due to lower sales commissions resulting from the change in customer sales mix. The increase from the first quarter of the prior fiscal year resulted from higher revenue levels.

     Interest Expense.   Interest expense for the first quarter of fiscal 2001
  was $0.1 million, which was significantly lower than that of the prior fiscal quarter as well as the first quarter of the prior fiscal year. The decrease in interest expense is attributable to the redemption and repurchase of substantially all of our outstanding senior notes in March 2000.

     Provision for Income Taxes.   For the first quarter of fiscal 2001, we
  recorded a $0.9 million provision for income taxes. The tax rate of 11% is based upon our loss carryforward potential and research and development tax credit carryforward benefits.

     Net Income/Loss. Net income was $7.7 million for the first quarter of fiscal 2001. This was a major turnaround from our $18.1 million loss for the prior fiscal quarter (which included $21.9 million for an extraordinary loss due to the early redemption and repurchase of our senior notes), and, as compared to our net loss for the first quarter of fiscal 2000, represented an improvement of $10.2 million.


  Backlog

     Effective April 1, 2000, our backlog consists of product orders for which a customer purchase order has been received and accepted and which is scheduled for shipment within twelve months. Prior to April 1, 2000, orders that were scheduled for shipment beyond six months were not included in backlog. This change of backlog policy increased our backlog by approximately $3 million.

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

     Cash flow used in operating activities were $0.1 million and $2.6 million for the first quarters of fiscal 2001 and 2000, respectively. The decrease in cash flow used in operating activities from fiscal year 2001 to 2000 is mainly due to the increase in net income offset by a higher investment in working capital.

     Purchases of property and equipment were $1.0 million and $0.4 million for the first quarters of fiscal 2001 and 2000, respectively.

     In May 1997, we entered into a senior credit facility with various lending institutions, and Bankers Trust Company, as agent. The bank credit facility bears interest, at our option, at (i) the base rate plus 1.75% or (ii) the eurodollar rate plus 3.00%. Our borrowings under the bank credit facility are secured by substantially all of our assets, a pledge of all of the capital stock of any domestic subsidiaries and a pledge of 65% of the capital stock of our first-tier foreign subsidiaries. The bank credit facility matures on May 16, 2002.

     During the quarter ended June 30, 1998, we amended the bank credit facility to have our borrowing availability subject to a borrowing base formula, which provided a maximum revolving credit facility of $30.0 million, and to adjust the financial covenants requiring us to maintain minimum levels of EBITDA during each six-month period ending on the last day of each fiscal quarter and minimum levels of cumulative EBITDA from April 7, 1996 to the last day of each fiscal quarter. In August 1999, we entered into a second amendment to our bank credit facility to further adjust these financial tests. The second amendment also provided that if we had not consummated a qualified initial public offering by the end of December 31, 1999, then the loan commitment amount would be reduced by $5.0 million to $25.0 million. In March 2000, we entered into a third amendment to permit the redemption and conversion of the mandatorily redeemable preferred stock into common stock. These amendments were effected in light of the impact of the downturn in the semiconductor industry on our operating results. Without the first amendment to our bank credit facility, on June 30, 1998, we would have violated the financial test relating to the maintenance of minimum levels of EBITDA for the six-month period ending on such date. We may borrow amounts under the amended bank credit facility to finance our working capital requirements and other general corporate purposes. The amended bank credit facility requires us to meet financial tests and contains covenants customary for this type of financing. At June 30, 2000, there was $3.5 million outstanding under a letter of credit and $21.5 million of unused borrowing capacity under the amended bank credit facility. Our anticipated level of capital spending for the next fiscal year would be in excess of the allowable amounts under the covenants of our third amendment. We are currently in the process of negotiating a new loan agreement. No assurances can be given that the new loan agreement will be satisfactorily negotiated.

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

     Our principal sources of funds are anticipated to be cash on hand ($74.4 million as of June 30, 2000), cash flows from operating activities and, if necessary, borrowings under the bank credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations for at least the next two years. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.


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

     Subsequent to the end of the quarter, on July 20, 2000, United States District Court Judge Charles A. Legge granted our Motion for summary judgment that one of our Opti-Probe 5000 products does not infringe KLA-Tencor's U.S. Patent, which was the subject of the suit, either literally or under the doctrine of equivalents. Only our older Opti-Probe products remain at issue in this lawsuit.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

          The 2000 Annual Meeting of Stockholders was held on July 31, 2000. The following matters were voted on: (1) Election of G. Leonard Baker, Jr. and Ian K. Loring as Class I Directors; (2) Approval of the Amendment to the 2000 Equity Incentive Plan to Increase the Number of Shares Authorized of Issuance. The vote tally was as follows:

     Proposal I:

                                    Total Vote For Each              Total Vote Withheld From
                                          Director                       Each Director
     G. Leonard Baker, Jr.               21,020,632                        12,733
     Ian K. Loring                       21,020,686                        12,679

Proposal II:

          For                Against             Abstain             Broker Non-Vote
     15,316,300             4,431,531             1,836                1,283,698

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are included herein:


     Exhibit
     Number              Description

     27.1                Financial Data Schedule.
     99.1                Risk Factors. (1)

    _______
          (1) Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the period ended March 31, 2000 (Registration No. 333-29871)

    The Company filed a report on Form 8-K on July 26, 2000 to report a set of agreements with Applied Materials, Inc. The Agreements include a Development and Cooperation Agreement, a Technology Escrow Agreement and a Global Supply Agreement.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMA-WAVE, INC.
                                 (Registrant)



                             /s/ L. RAY CHRISTIE
                 ----------------------------------------------

                                L. RAY CHRISTIE
                            Chief Financial Officer
              (as Registrant and as Principal Accounting Officer)

                                August 15, 2000