Form 10-Q
period 2000-10-01
THERMA WAVE INC
filed 2000-11-14
CIK 828119

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


(Mark one)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
   ACT OF 1934.
   For the quarterly period ended October 1, 2000 OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.
   For the transition period from __________ to __________

                        Commission file number 000-26911

                               THERMA-WAVE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                      94-3000561
          (State or Other                    (I.R.S. Employer Identification Number)
    Jurisdiction of Incorporation
          or Organization)

          1250 Reliance Way
         Fremont, California                                  94539
(Address of Principal Executive Offices)                    (Zip Code)

       Registrant's Telephone Number, Including Area Code: (510) 668-2200

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes    X     No
                                         -------     -------

  Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

            Class                       Outstanding as of October 29, 2000
--------------------------------------------------------------------------------
Common stock, $.01 par value                        23,743,698

                               THERMA-WAVE, INC.
                                   FORM 10-Q

                                     INDEX


Part I.  Financial Information

Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
            September 30, 2000 and March 31, 2000                         3

         Condensed Consolidated Statements of Operations
            Three and Six Months Ended September 30, 2000 and 1999        4

         Condensed Consolidated Statements of Cash Flows
            Six Months Ended September 30, 2000 and 1999                  5

         Notes to Unaudited Condensed Consolidated Financial Statements   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   11


Part II. Other Information

Item 1.  Legal Proceedings                                               18

Item 2.  Changes in Securities and Use of Proceeds                       20

Item 3.  Defaults upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               20

Item 6.  Exhibits and Reports on Form 8-K                                20

Signatures                                                               22

Part I.  Financial Information
Item 1.  Unaudited Condensed Consolidated Financial Statements


                               THERMA-WAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                                        September 30,                  March 31,
                                                                            2000                         2000
                                                                  ----------------------        ---------------------
                     ASSETS

Current assets:
 Cash and cash equivalents                                                     $  55,027                    $  75,200
 Short-term investments                                                            9,482                            -
 Accounts receivable, net                                                         44,226                       24,400
 Inventories                                                                      39,781                       23,689
 Other current assets                                                              1,478                        1,720
                                                                  ----------------------        ---------------------
           Total current assets                                                  149,994                      125,009

 Property and equipment, net                                                       6,657                        4,999
 Deferred income taxes                                                             1,685                        1,685
 Other assets                                                                      2,228                        2,001
                                                                  ----------------------        ---------------------
           Total assets                                                        $ 160,564                    $ 133,694
                                                                  ======================        =====================

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                              $  14,684                    $  10,111
 Other current liabilities                                                        23,428                       20,789
                                                                  ----------------------        ---------------------
           Total current liabilities                                              38,112                       30,900
 Long term debt                                                                       16                           16
 Other liabilities                                                                 2,613                        3,293
                                                                  ----------------------        ---------------------
           Total liabilities                                                      40,741                       34,209

Stockholders' equity
 Common stock                                                                        238                          236
 Additional paid-in capital                                                      228,238                      226,199
 Notes receivable from stockholders                                                 (210)                        (241)
 Accumulated deficit                                                            (107,592)                    (125,971)
 Accumulated other comprehensive loss                                               (851)                        (738)
                                                                  ----------------------        ---------------------
           Total stockholders' equity                                            119,823                       99,485
                                                                  ----------------------        ---------------------
           Total liabilities and stockholders' equity                          $ 160,564                    $ 133,694
                                                                  ======================        =====================

                         See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                    For the Three Months Ended         For the Six Months Ended
                                                                          September 30,                      September 30,
                                                                 --------------------------------   ------------------------------
                                                                       2000            1999               2000           1999
                                                                 --------------   ---------------   --------------   -------------
Net revenues                                                     $    50,263      $    25,913       $    91,849      $    47,054
Cost of revenues                                                      24,885           13,676            45,437           25,904
                                                                 --------------   ---------------   --------------   --------------
Gross margin                                                          25,378           12,237            46,412           21,150

Operating Expenses:
    Research and development                                           8,676            5,086            16,195            8,941
    Selling, general and administrative                                6,896            4,847            12,778            8,902
                                                                 --------------   ---------------   --------------   --------------
     Total operating expenses                                         15,572            9,933            28,973           17,843
                                                                 --------------   ---------------   --------------   --------------

Operating income                                                       9,806            2,304            17,439            3,307

Other income (expense):
    Interest expense                                                     (52)          (3,488)             (112)          (7,013)
    Interest income                                                    1,045              135             2,084              285
    Other, net income                                                    130               42               143               75
                                                                 --------------   ---------------   --------------   --------------
                                                                       1,123           (3,311)            2,115           (6,653)
                                                                 --------------   ---------------   --------------   --------------

Income (loss) before provision for income taxes                       10,929           (1,007)           19,554           (3,346)
Provision for income taxes                                               224                -             1,173                -
                                                                 --------------   ---------------   --------------   --------------

Net income (loss)                                                     10,705           (1,007)           18,381           (3,346)

Accretion of preferred stock dividend                                      -              206                 -              412
                                                                 --------------   ---------------   --------------   --------------
Net income (loss) available to common stockholders               $    10,705      $    (1,213)      $    18,381      $    (3,758)
                                                                 ==============   ===============   ==============   ==============

Net income (loss) per share:
    Basic                                                        $      0.46      $     (0.19)      $      0.79      $     (0.50)
    Diluted                                                             0.43            (0.19)      $      0.74            (0.50)

Weighted average common shares outstanding:
    Basic                                                             23,328            9,574            23,297            9,574
    Diluted                                                           24,980            9,574            24,915            9,574



    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                    Six Months Ended
                                                                     September 30,
                                                      ----------------------------------------
                                                            2000                   1999
                                                      -----------------      -----------------
Operating activities:
  Net income (loss)                                        $ 18,381               $ (3,346)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
   Depreciation and amortization                              1,562                  2,246
   Amortization of deferred financing costs                       -                    808
   Changes in assets and liabilities:
     Accounts receivable                                    (19,826)               (11,488)
     Inventories                                            (16,092)                (5,178)
     Other assets                                               170                  6,314
     Other liabilities                                        6,965                  4,214
                                                      -----------------      -----------------
      Net cash used by operating activities                  (8,840)                (6,430)

Investing activities:
  Purchases of property and equipment                        (3,024)                (1,038)
  Change in short-term investments                           (9,482)                     -
  Investments in intangible assets                             (351)                  (255)
                                                      -----------------      -----------------
      Net cash used in investing activities                 (12,857)                (1,293)

Net cash provided by financing activities                     1,524                    585
                                                      -----------------      -----------------

 Net decrease in cash and cash equivalents                  (20,173)                (7,138)
 Cash and cash equivalents at beginning of period            75,200                 20,245
                                                      -----------------      -----------------
 Cash and cash equivalents at end of period                $ 55,027               $ 13,107
                                                      =================      =================


 Supplementary disclosures:
  Cash paid for interest                                   $    114               $  6,172
                                                      =================      =================
  Cash paid for taxes                                      $    371               $      -
                                                      =================      =================


    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2000, and the operating results and cash flows for the three and six months ended September 30, 2000 and 1999. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2000.

       The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on March 31, 2001.

     The second quarters of fiscal years 2001 and 2000 and the fiscal year 2000 ended on October 1, 2000, October 3, 1999 and April 2, 2000, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the month.

2.  Inventories

     Inventories are summarized as follows (in thousands):

                                         September 30, 2000               March 31, 2000
                                   ---------------------------     --------------------------
  Purchased materials                          $19,784                        $ 7,752
  Systems in process                            14,310                         12,370
  Finished systems                               5,687                          3,567
                                   ---------------------------     --------------------------
                                               $39,781                        $23,689
                                   ===========================     ==========================

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

     During the quarter ended September 30, 2000 and 1999, comprehensive income
  (loss) amounted to approximately $10,584,000 and $(308,000), respectively. For the six months ended September 30, 2000 and 1999, comprehensive income (loss) was approximately $18,268,000 and $(2,775,000), respectively.

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

     Class A common stock, Class B common stock and Class L common stock share ratably in the net income (loss) remaining after giving effect to the 12% yield on Class L common stock for the period the shares were outstanding. Net loss for the three and six months ended September 30, 1999 used in the net loss per share calculation represents the loss attributable to the weighted average number of shares of Class A, Class B and Class L common stock outstanding after giving effect to the 12% yield on Class L common stock. As a result of the losses incurred by the Company, all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculation for fiscal 2000.

     On February 4, 2000, all classes of common stock were converted to one class of common stock.

     The following tables set forth the computation of net income (loss) per share of common stock:

                                                                  Three Months                Six Months
                                                               Ended September 30,        Ended September 30,
                                                              2000            1999          2000         1999
                                                           ------------  ------------  ------------  ------------
  Numerator (in thousands):
  Net income (loss)......................................       $10,705      $(1,007)      $18,381      $(3,346)
  Less: preferred stock dividend.........................            --         (206)           --         (412)
  Less: income attributable to Class L common stock......            --         (607)           --       (1,043)
                                                           ------------  ------------  ------------  ------------
                                                                $10,705      $(1,820)      $18,381      $(4,801)
  Denominator (in thousands):

  Common stock...........................................        23,328           --        23,297           --
  Class A common stock...................................            --        9,073            --        9,073
  Class B common stock (vested)..........................            --          501            --          501
                                                           ------------  ------------  ------------  ------------
  Weighted average shares outstanding used for
  basic income (loss) per share.........................         23,328        9,574        23,297        9,574

  Unvested shares                                                   400           --           400           --
  Dilutive stock options                                          1,252           --         1,218           --
                                                           ------------  ------------  ------------  ------------
  Weighted average shares outstanding used for
   diluted income (loss) per share.......................        24,980        9,574        24,915        9,574
                                                           ============  ===========  ============= =============

     The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                                                                                September 30,
                                                                                            ---------------------
                                                                                               2000       1999
                                                                                            ----------  ---------
  Common Stock Subject to Repurchase (unvested)........................................      400,339     617,305
  Mandatorily Redeemable Convertible Preferred Stock...................................           --     748,739
  Stock Options........................................................................      106,436   2,605,338


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

     In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," potentially changing the interpretation of revenue recognition rules. This proposed interpretation may change revenue recognition from the date of shipment to the date of final customer acceptance, when such acceptance is part of the purchase contract. In March 2000, Staff Accounting Bulletin No. 101A was issued which allowed deferral of the requirements until the second fiscal quarter of 2000 for most companies. In June 2000, Staff Accounting Bulletin No. 101B was issued which allowed further deferral of the requirements until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Because we have complied with generally accepted accounting principles for our historical revenue recognition, a change, if any, in our revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in our fourth quarter of fiscal 2001. Depending on the final interpretation of SAB 101, the change in accounting policy may result in the restatement of the Company's results for each of the first three quarters of fiscal 2001 and a cumulative adjustment in the first quarter of fiscal 2001 to reflect the deferral of revenue for shipments previously recorded as revenue for which customers had not signed acceptance certificates as of the first day of fiscal 2001. We are still in the process of assessing the impact of SAB 101 on our financial statements. While SAB 101 would not affect the fundamental aspects of our operations as measured by our shipments and cash flows, implementation of SAB 101 could have a material adverse effect on our reported results of operations for fiscal 2001. We are also considering potential changes to our standard contracts for equipment sales that could mitigate the potential impact of SAB 101 on a going-forward basis.

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

     On July 20, 2000, United States District Court Judge Charles A. Legge granted our motion for summary judgment on the bases that our Opti-Probe 5000 products do not infringe KLA-Tencor's U.S. Patent, which was the subject of the suit, either literally or under the doctrine of equivalents. Therefore, only our older Opti-Probe products remain at issue in this lawsuit.

     On January 14, 1999, we commenced an action against KLA-Tencor for patent infringement with respect to one of our fundamental thin film technology combination patents. The suit seeks damages for patent infringement and a permanent injunction against any future activities undertaken by KLA-Tencor or any third party working in conjunction with them, which infringe on our patent. The suit was filed as a counterclaim in the 1998 infringement action initiated by KLA-Tencor and described in the prior paragraphs and also seeks a declaratory judgment that KLA-Tencor's patent, which we were alleged of infringing, is invalid and not infringed by any of our systems.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular, statements relating to our business and growth strategy and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under the heading "Risk Factors" in Exhibit 99.1 of this quarterly report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. We have experienced and expect to continue to experience significant fluctuations in our quarterly results of operations. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of our revenues in a particular quarter. These factors include the cyclical nature of the semiconductor industry, the risk that factors which allowed us to experience relatively good performance in industry downturns may not protect us in future downturns, the timing of the receipt of orders from major customers, customer cancellations or delay of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, our ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by ourselves or our competitors, the timing of research and development expenditures, and expenses attendant to acquisitions, strategic alliances and the future development of marketing and service capabilities. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.


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


  Results of Operations

     The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and six months ended September 30, 2000 and 1999 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                                       Three Months Ended                       Six Months Ended
                                                         September 30,                           September 30,
                                             ----------------------------------      ----------------------------------
  Statement of Operations Data:                    2000                1999                2000                1999
                                             --------------      --------------      --------------      --------------
  Net revenue                                         100.0%              100.0%              100.0%              100.0%
  Cost of revenue                                      49.5                52.8                49.5                55.1
                                             --------------      --------------      --------------      --------------
  Gross margin                                         50.5                47.2                50.5                44.9
  Operating expenses:
   Research and development expenses                   17.3                19.6                17.6                19.0
   Selling, general and administrative                 13.7                18.7                13.9                18.9
                                             --------------      --------------      --------------      --------------
  Operating income                                     19.5                 8.9                19.0                 7.0
  Other income (expense):
   Interest expense                                    (0.2)              (13.5)               (0.1)              (14.9)
   Interest income                                      2.1                 0.5                 2.3                 0.6
   Other, net income                                    0.3                 0.2                 0.1                 0.2
                                             --------------      --------------      --------------      --------------
  Income (loss) before income taxes                    21.7                (3.9)               21.3                (7.1)
  Provision for income taxes                            0.4                   -                 1.3                   -
                                             --------------      --------------      --------------      --------------
  Net income (loss)                                    21.3%              (3.9)%               20.0%              (7.1)%
                                             ==============      ==============      ==============      ==============

     Net Revenues. Net revenues for the fiscal quarters ended September 30, 2000 were $50.3 million, an increase of 94% from $25.9 million in the comparable fiscal quarter of the prior year. Compared to the prior fiscal quarter, net revenues increased $8.7 million or 21%. For the six months ended September 30, 2000, net revenues were $91.9 million, up 95% from $47.1 million for the comparable period of the prior year. Net revenues increased broadly across all geographic regions and all product families including our new 300mm products. The increase in net revenue is the result of the improvement in the semiconductor capital equipment industry, which is primarily related to the growth of semiconductor manufacturers and the recovery of economic conditions in the Asia Pacific region.

     We derive our net revenues from system sales, sales of replacement and spare parts, and service contracts. During the three months ended September 30, 2000, we derived approximately 92% of our net revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 2% from service contracts. During the three months ended September 30, 1999, we derived approximately 83% of our net revenues from system sales, 11% from sales of replacement and spare parts, including associated labor, and 6% from service contracts. During the six months ended September 30, 2000, we derived approximately 91% of our net revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 3% from service contracts. During the six months ended September 30, 1999, we derived approximately 83% of our net revenues from system sales, 10% from sales of replacement and spare parts, including associated labor, and 7% from service contracts. Net revenues from system sales, replacement and spare parts are generally recognized at the time of shipment. Net revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contract.

     International sales accounted for approximately 66% of our total revenues for the three months ended September 30, 2000, as compared to 61% of our total revenues for the comparable period of the prior year. For the six months ended September 30, 2000, international sales accounted for 67%, as compared to 61% of our total revenues for the comparable period of the prior year. We anticipate that international sales will continue to account for a significant portion of our revenue in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

     Gross Margin. Gross margin for the second quarter of fiscal 2001 was 50.5%, about the same as the prior fiscal quarter and up from 47.2% for the second quarter of our last fiscal year. For the six months ended September 30, 2000, gross margin was 50.5%, up from 44.9% for the same period of the prior year. The increase in gross margin in the second quarter of fiscal 2001 versus the same quarter of fiscal 2000 is due to higher revenue levels and favorable sales mix.

     Research and Development ("R&D") Expenses.   R&D expenses for the second
  quarter of fiscal 2001 were $8.7 million, an increase of 15% from the prior quarter and an increase of 71% from the same quarter of our last fiscal year. Year-to-date R&D expenses were $16.2 million, up from $8.9 million for the same period last year. The increase was primarily the result of additional resources dedicated to the development of new products. We believe that technical leadership is essential to our success and expect to continue to commit significant resources to R&D projects. In the near term, we expect our R&D expenses to continue to increase in absolute dollar terms.

     Selling, General and Administrative ("SG&A") Expenses.   SG&A expenses
  for the second quarter of fiscal 2001 were $6.9 million, an increase of 17% from the prior fiscal quarter and an increase of 42% from the second quarter of last fiscal year. SG&A expenses for the first six months of fiscal 2001 were $12.8 million, an increase of 44% from the same period last fiscal year. The increase from the prior periods resulted from higher orders and revenue levels.

     Interest Expense.   Interest expense for the second quarter of fiscal 2001
  was $0.1 million, which was about the same as that of the prior fiscal quarter and was significantly lower than that of the second quarter of the prior fiscal year. Year-to-date interest expense was $0.1 million in comparison to $7.0 million for the same period last year. The decrease in interest expense from prior year was attributable to the redemption and repurchase of substantially all of our outstanding senior notes in March 2000.

     Provision for Income Taxes.   For the second quarter of fiscal 2001, we
  recorded a $0.2 million provision for income taxes. This lowered our cumulative tax rate for the six months ended September 30, 2000 to 6% from 11% in the first fiscal quarter. The 6% tax rate is based upon our current evaluation of our loss carry-forward potential and research and development tax credit carry-forward benefits.

     Net Income/Loss. Net income was $10.7 million for the second quarter of fiscal 2001, up 39% from $7.7 million for the prior fiscal quarter, and, as compared to our net loss for the second quarter of fiscal 2000, represented an improvement of $11.9 million. For the six months ended September 30, 2000, net income increased to $18.4 million from a net loss of $3.8 million last year.


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

     Cash flow used in operating activities were $8.8 million and $6.4 million for the first two quarters of fiscal 2001 and 2000, respectively. The increase in cash flow used in operating activities from fiscal year 2000 to 2001 is mainly due to the higher investment in working capital.

     Purchases of property and equipment were $3.0 million and $1.0 million for the first two quarters of fiscal 2001 and 2000, respectively.

     In May 1997, we entered into a senior credit facility with various lending institutions, and Bankers Trust Company, as agent. The bank credit facility bears interest, at our option, at (i) the base rate plus 1.75% or (ii) the eurodollar rate plus 3.00%. Our borrowings under the bank credit facility are secured by substantially all of our assets, a pledge of all of the capital stock of any domestic subsidiaries and a pledge of 65% of the capital stock of our first-tier foreign subsidiaries. The bank credit facility expires on May 16, 2002. During the quarter ended June 30, 1998, we amended the bank credit facility to have our borrowing availability subject to a borrowing base formula, which provided a maximum revolving credit facility of $30.0 million, and to adjust the financial covenants requiring us to maintain minimum levels of EBITDA during each six-month period ending on the last day of each fiscal quarter and minimum levels of cumulative EBITDA from April 7, 1996 to the last day of each fiscal quarter. In August 1999, we entered into a second amendment to our bank credit facility to further adjust these financial tests. The second amendment also provided that if we had not consummated a qualified initial public offering by the end of December 31, 1999, then the loan commitment amount would be reduced by $5.0 million to $25.0 million. In March 2000, we entered into a third amendment to permit the redemption and conversion of the mandatorily redeemable preferred stock into common stock. These amendments were effected in light of the impact of the downturn in the semiconductor industry on our operating results. Without the first amendment to our bank credit facility, on June 30, 1998, we would have violated the financial test relating to the maintenance of minimum levels of EBITDA for the six-month period ending on such date.

     We may borrow amounts under the amended bank credit facility to finance our working capital requirements and other general corporate purposes. The amended bank credit facility requires us to meet financial tests and contains covenants customary for this type of financing. At September 30, 2000, there was $3.5 million outstanding under a letter of credit and $21.5 million of unused borrowing capacity under the amended bank credit facility. Our anticipated level of capital spending for the next fiscal year would be in excess of the allowable amounts under the covenants of our third amendment. We have requested a consent to increase our capital spending limit. No assurance can be given that we will receive this consent.

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

     Our principal sources of funds are anticipated to be cash and investments on hand ($64.5 million as of September 30, 2000), cash flows from operating activities and, if necessary, borrowings under the bank credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations for at least the next two years. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

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

     On July 20, 2000, United States District Court Judge Charles A. Legge granted our motion for summary judgment on the bases that Opti-Probe 5000 products do not infringe KLA-Tencor's U.S. patent, which was the subject of the suit, either literally or under the doctrine of equivalents. Therefore, only our older Opti-Probe products remain at issue in this lawsuit.

     On January 14, 1999, we commenced an action against KLA-Tencor for patent infringement with respect to one of our fundamental thin film technology combination patents. The suit seeks damages for patent infringement and a permanent injunction against any future activities undertaken by KLA-Tencor or any third party working in conjunction with them, which infringe on our patent. The suit was filed as a counterclaim in the 1998 infringement action initiated by KLA-Tencor and described in the prior paragraphs and also seeks a declaratory judgment that KLA-Tencor's patent, which we were alleged of infringing, is invalid and not infringed by any of our systems.

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

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

       The 2000 Annual Meeting of Stockholders was held on July 31, 2000. The following matters were voted on: (1) election of G. Leonard Baker, Jr. and Ian K. Loring as Class I directors; (2) approval of an amendment to our 2000 Equity Incentive Plan to increase the number of shares that may be issued under the plan from 300,000 shares (plus any shares returned to the company as a result of terminated options granted under our 1997 Plans and plus an annual increase of one percent of the company's outstanding shares) to a total of 3,300,000 shares (plus any shares returned to the company as a result of terminated options granted under our 1997 Plans and plus an annual increase of one percent of the company's outstanding shares). The vote tally was as follows:


Proposal I:
                                     Total Votes For Each Director     Total Votes Withheld From
                                                                             Each Director
G. Leonard Baker, Jr.                          21,020,632                       12,733
Ian K. Loring                                  21,020,686                       12,679

Proposal II:
         For                      Against                  Abstain              Broker Non-Votes
     15,316,300                  4,431,531                  1,836                  1,283,698

       David Dominik, Martin M. Schwartz and Allan Rosencwaig are directors of the company whose term of office continued beyond the 2000 Annual Meeting of Stockholders.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    The following exhibits are included herein:

    Exhibit
    Number               Description
    *10.34               Development and Cooperation Agreement entered into by
                         and among Applied Materials, Inc. and Therma-Wave,
                         Inc., effective as of July 24, 2000.
    *10.35               Technology Escrow Agreement entered into by and among
                         Applied Materials, Inc. and Therma-Wave, Inc., effective as of July 24, 2000.
    27.1                 Financial Data Schedule.
    99.1                 Risk Factors. (1)

--------------------------------------------------------------------------------
    * Confidential treatment is being requested for portions of this agreement.
    (1) Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the period ended March 31, 2000 (Registration No. 333-29871)

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

                               November 14, 2000