Form 10-Q
period 2000-12-31
THERMA WAVE INC
filed 2001-02-14
CIK 828119

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
     ACT OF 1934.
     For the quarterly period ended December 31, 2000 OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from __________ to __________

                       Commission file number 000-26911

                               THERMA-WAVE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                     94-3000561
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
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

                         Yes      X        No  _______
                               -------


  Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:


             Class                          Outstanding as of January 28, 2001
--------------------------------------------------------------------------------
   Common stock, $.01 par value                           23,893,250

                               THERMA-WAVE, INC.
                                   FORM 10-Q

                                     INDEX


Part I.   Financial Information

Item 1.   Unaudited Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
               December 31, 2000 and March 31, 2000                                             3

          Condensed Consolidated Statements of Operations
               Three and Nine Months Ended December 31, 2000 and 1999                           4

          Condensed Consolidated Statements of Cash Flows
               Nine Months Ended December 31, 2000 and 1999                                     5

          Notes to Unaudited Condensed Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                        11

Part II.  Other Information

Item 1.   Legal Proceedings                                                                    18

Item 2.   Changes in Securities and Use of Proceeds                                            20

Item 3.   Defaults upon Senior Securities                                                      20

Item 4.   Submission of Matters to a Vote of Security Holders                                  20

Item 5.   Other Information                                                                    20

Item 6.   Exhibits and Reports on Form 8-K                                                     20

Signatures                                                                                     21

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements


                               THERMA-WAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                           December 31, 2000         March 31, 2000
                                                           -----------------         --------------
                     ASSETS
Current assets:
        Cash and cash equivalents                              $  47,611               $  75,200
        Short-term investments                                    19,344                       -
        Accounts receivable, net                                  49,563                  24,400
        Inventories                                               47,482                  23,689
        Other current assets                                         925                   1,720
                                                               ---------               ---------
             Total current assets                                164,925                 125,009
Property and equipment, net                                       10,009                   4,999
Deferred income taxes                                              1,685                   1,685
Other assets                                                       3,469                   2,001
                                                               ---------               ---------
             Total assets                                      $ 180,088               $ 133,694
                                                               =========               =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                       $  15,906               $  10,111
        Other current liabilities                                 27,723                  20,789
                                                               ---------               ---------
             Total current liabilities                            43,629                  30,900
Long term debt                                                        16                      16
Other liabilities                                                  3,888                   3,293
                                                               ---------               ---------
             Total liabilities                                    47,533                  34,209

Stockholders' equity
  Common stock                                                       239                     236
  Additional paid-in capital                                     229,096                 226,199
  Notes receivable from stockholders                                (210)                   (241)
  Accumulated deficit                                            (95,508)               (125,971)
  Other comprehensive loss                                        (1,062)                   (738)
                                                               ---------               ---------
            Total stockholders' equity                           132,555                  99,485
                                                               ---------               ---------
            Total liabilities and stockholders' equity         $ 180,088               $ 133,694
                                                               =========               =========


    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                  (Unaudited)

                                                For the Three Months Ended December 31,    For the Nine Months Ended December 31,
                                               ----------------------------------------  ------------------------------------------
                                                       2000                 1999                 2000                 1999
                                               ------------------   -------------------  -------------------   --------------------
Net revenues                                      $   57,310          $    31,977            $  149,159            $  79,031
Cost of revenues                                      28,096               16,397                73,534               42,301
                                                  ----------          -----------            ----------            ---------
Gross margin                                          29,214               15,580                75,625               36,730

Operating Expenses:
  Research and development                             9,282                5,842                25,476               14,783
  Selling, general and administrative                  7,892                5,645                20,669               14,547
                                                  ----------          -----------            ----------            ---------
    Total operating expenses                          17,174               11,487                46,145               29,330
                                                  ----------          -----------            ----------            ---------

Operating income                                      12,040                4,093                29,480                7,400

Other income (expense):
  Interest expense                                       (47)              (3,532)                 (159)             (10,545)
  Interest income                                        902                  115                 2,986                  400
  Other, net                                             (40)                 (32)                  102                   43
                                                  ----------          -----------            ----------            ---------
                                                         815               (3,449)                2,929              (10,102)
                                                  ----------          -----------            ----------            ---------
Income (loss) before provision for income taxes       12,855                  644                32,409               (2,702)

Provision for income taxes                               771                    -                 1,944                    -
                                                  ----------          -----------            ----------            ---------
Net income (loss)                                     12,084                  644                30,465               (2,702)

Accretion of preferred stock dividend                      -                  314                     -                  726
                                                  ----------          -----------            ----------            ---------
Net income (loss) available to common             $   12,084          $       330            $   30,465            $  (3,428)
stockholders                                      ==========          ===========            ==========            =========


Net income (loss) per share:
  Basic                                           $     0.52          $     (0.05)           $     1.30            $   (0.54)
  Diluted                                         $     0.48          $     (0.05)           $     1.20            $   (0.54)

Weighted average common shares outstanding:
  Basic                                               23,446                9,542                23,370                9,594
  Diluted                                             25,116                9,542                25,387                9,594


    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                         Nine Months Ended
                                                                           December 31,
                                                               -------------------------------------
                                                                       2000              1999
                                                               --------------        ---------------
Operating activities:
  Net income (loss)                                                $  30,465          $  (2,702)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
   Depreciation and amortization                                       2,202              3,425
   Amortization of deferred financing costs                                -              1,212
   Changes in assets and liabilities:
     Accounts receivable                                             (25,163)           (11,612)
     Inventories                                                     (23,793)            (8,976)
     Other assets                                                       (650)             5,965
     Other liabilities                                                13,785              5,580
                                                                   ---------          ---------
      Net cash used by operating activities                           (3,154)            (7,108)

Investing activities:
  Purchases of property and equipment                                 (6,865)            (1,704)
  Change in short-term investments                                   (19,344)                 -
  Investments in intangible assets                                      (370)              (309)
                                                                   ---------          ---------
      Net cash used in investing activities                          (26,579)            (2,013)

Net cash provided by financing activities                              2,144                575
                                                                   ---------          ---------

 Net decrease in cash and cash equivalents                           (27,589)            (8,546)
 Cash and cash equivalents at beginning of period                     75,200             20,245
                                                                   ---------          ---------
 Cash and cash equivalents at end of period                        $  47,611           $ 11,699
                                                                   =========          =========


 Supplementary disclosures:
  Cash paid for interest                                           $     171           $ 12,343
                                                                   =========          =========
  Cash paid for taxes                                              $     541           $      2
                                                                   =========          =========

    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 2000, and the operating results and cash flows for the three and nine months ended December 31, 2000 and 1999. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2000.

          The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on April 1, 2001.

          The third quarters of fiscal years 2001 and 2000 and the fiscal year 2000 ended on December 31, 2000, January 2, 2000 and April 2, 2000, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the month.

2.   Inventories

          Inventories are summarized as follows (in thousands):

                              December 31, 2000              March 31, 2000
                              -----------------              --------------
     Purchased materials                $22,022                     $ 7,752
     Systems in process                  19,753                      12,370
     Finished systems                     5,707                       3,567
                              -----------------              --------------
                                        $47,482                     $23,689
                              =================              ==============

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

          During the quarters ended December 31, 2000 and 1999, comprehensive income amounted to approximately $11,873,000 and $741,000, respectively. For the nine months ended December 31, 2000 and 1999, comprehensive income
     (loss) was approximately $30,141,000 and $(2,034,000), respectively.

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

          Class A common stock, Class B common stock and Class L common stock share ratably in the net income (loss) remaining after giving effect to the 12% yield on Class L common stock for the period the shares were outstanding. Net income (loss) for the three and nine months ended December 31, 1999 used in the net income (loss) per share calculation represents the income (loss) attributable to the weighted average number of shares of Class A, Class B and Class L common stock outstanding after giving effect to the 12% yield on Class L common stock. As a result of the losses incurred for the nine month period ended December 31, 1999, all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculation.

          On February 4, 2000, all classes of common stock were converted to one class of common stock.

     The following tables set forth the computation of net income (loss) per share of common stock:

                                                                              Three Months,              Nine Months,
                                                                           Ended December 31,         Ended December 31,
                                                                           2000          1999          2000       1999
                                                                       ------------  -----------    ----------  ---------
     Numerator (in thousands):
     Net income (loss)   ...........................................   $     12,084  $       644    $   30,465  $  (2,702)
     Less: preferred stock dividend  ...............................             --         (314)           --       (726)
     Less: income attributable to Class L common stock..............             --         (763)           --     (1,800)
                                                                       ------------  -----------    ----------  ---------
                                                                       $     12,084  $      (433)   $   30,465  $  (5,228)
     Denominator (in thousands):
     Common stock  .................................................         23,446           --        23,370         --
     Class A common stock  .........................................             --        9,074            --      9,074
     Class B common stock (vested)  ................................             --          468            --        520
                                                                       ------------  -----------    ----------  ---------
     Weighted average shares outstanding used for
      basic income (loss) per share  ...............................         23,446        9,542        23,370      9,594


     Unvested shares................................................            367           --           367         --
     Dilutive stock options.........................................          1,303           --         1,650         --
                                                                       ------------  -----------    ----------  ---------
     Weighted average shares outstanding used for
      diluted income (loss) per share...............................         25,116        9,542        25,387      9,594
                                                                       ============  ===========    ==========  =========

          The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                                                               December 31,
                                                                        -----------------------
                                                                            2000        1999
                                                                        -----------  ----------
     Common Stock Subject to Repurchase (unvested)  ..................    366,745      583,711
     Mandatorily Redeemable Convertible Preferred Stock  .............         --      748,739
     Stock Options  ..................................................    161,986    2,810,000


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

          In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," changing the interpretation of revenue recognition rules. This interpretation change requires a deferral of a portion of revenue recognition from the date of shipment to the date of final customer acceptance when the final payment is due upon final acceptance as part of the purchase contract. In March 2000, Staff Accounting Bulletin No. 101A was issued which allowed deferral of the requirements until the second fiscal quarter of 2000 for most companies. In

     June 2000, Staff Accounting Bulletin No. 101B was issued which allowed further deferral of the requirements until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Because we have complied with generally accepted accounting principles for our historical revenue recognition, this change in our revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in our fourth quarter of fiscal 2001 effective as of the beginning of fiscal year 2001. This change in accounting policy will result in the restatement of the Company's results for each of the first three quarters of fiscal 2001 and a cumulative adjustment as of the beginning of fiscal year 2001 to reflect the deferral of revenue for shipments previously recorded as revenue for which customers had not signed acceptance certificates as of the first day of fiscal 2001. We are still in the process of assessing the impact of SAB 101 on our financial statements. While SAB 101 would not affect the fundamental aspects of our operations as measured by our shipments and cash flows, implementation of SAB 101 could have a material adverse effect on our reported results of operations for fiscal 2001. We are also considering potential changes to our standard contracts for equipment sales that could mitigate the potential impact of SAB 101 on a going-forward basis.


6.   Commitments and Contingencies

          On September 3, 1998, we were named in a patent infringement suit filed by KLA-Tencor. KLA-Tencor alleged that it patented an aspect of the thin film thickness measuring technology that we use in our Opti-Probe product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. We believe none of our products infringe any of the claims of KLA-Tencor's patent and that their infringement allegations are unfounded. Nonetheless, KLA-Tencor has made broad allegations covering technology that accounts for a significant portion of our revenues. Since we believe these allegations are unfounded, we intend to vigorously defend our position. We believe that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results of operations.

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

          On July 22, 1999, we were named in a second patent infringement suit filed by KLA-Tencor. KLA-Tencor has alleged that it patented another aspect of one of the thin film thickness measuring technologies that we have recently added to some of our Opti-Probe products. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. Since the patent which is the subject of this second suit issued on June 8, 1999, any potential liability for past sales is not material. Prior to filing its first infringement action, KLA-Tencor notified us of an earlier version of the patent that is the subject of this second suit. We believe none of our products infringed any of the claims of the earlier version of this KLA-Tencor patent and previously informed KLA-Tencor of our belief. KLA-Tencor's new patent is a continuation of the earlier patent. We believe KLA-Tencor's new patent is invalid and we intend to vigorously defend our position. We believe that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results or operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular, statements relating to our business and growth strategy and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under the heading "Risk Factors" in Exhibit 99.1 of this quarterly report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. We have experienced and expect to continue to experience significant fluctuations in our quarterly results of operations. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of our revenues in a particular quarter. These factors include the cyclical nature of the semiconductor industry, the risk that factors which allowed us to experience relatively good performance in industry upturns or downturns may not protect us in future downturns, the timing of the receipt of orders from major customers, customer cancellations or delays of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, our ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by ourselves or our competitors, the timing of research and development expenditures, and expenses attendant to acquisitions, strategic alliances and the future development of marketing and service capabilities. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.

  General

          We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our current process control metrology systems are principally used to measure ion implantation and thin film deposition and removal. We currently sell the following product families of process control metrology systems: Therma-Probe systems, Opti-Probe systems, Meta-Probe systems and Integrated Metrology systems.

          Therma-Probe Product Family. Therma-Probe systems utilize our proprietary thermal wave technology and are the predominant non-destructive process control metrology systems used to measure the critical ion implantation process on product wafers in the fabrication of semiconductors.

          Opti-Probe Product Family. Opti-Probe systems significantly improve upon existing thin film metrology systems by successfully integrating different measurement technologies and utilizing our proprietary optical technologies. During this fiscal year, we introduced the Opti-Probe CD for critical dimension metrology, which enables semiconductor manufacturers to achieve higher productivity and improved IC performance through advanced and cost-effective critical dimension measurements.

          Meta-Probe Product Family. Meta-Probe systems are our metal film metrology family of products which employ a fast, patented form of X-ray Reflectrometry to measure in a non-contact, non-destructive manner, the thickness, density and surface roughness of important metal films, including copper, used in the semiconductor industry. This product is currently in beta test development and we expect to begin full production by the third calendar quarter of 2001.

          Integrated Metrology Product Family. INTEGRA is our line of integrated metrology products which enhances the productivity of process tools by greatly reducing the usage of costly nonproductive test wafers while decreasing set-up and requalification times. This product family is being developed under development and supply agreements with Applied Materials.

          On February 9, 2000, we completed an initial public offering of our common stock. In connection with this offering and the exercise of the underwriters' over-allotment option, we sold 10,350,000 shares of common stock at a price of $20.00 per share. Net proceeds, net of underwriting discounts and offering costs, were $190.7 million. During the early part of March 2000, we used approximately $130.5 million of net proceeds to redeem or repurchase substantially all of our outstanding senior notes, including accrued interest, redemption premiums and related expenses. We also used $3.5 million of net proceeds to buy out the seven and one half years remaining in the term of a consulting agreement with Bain Capital, Inc. Remaining cash proceeds have been used for general corporate purposes, including working capital.

          On March 3, 2000, the Company called for redemption of all outstanding shares of Preferred Stock. On March 24, 2000 and March 29, 2000, respectively, 169,589 and 579,150 shares of Preferred Stock were converted into an aggregate of 748,739 shares of common stock.

     Results of Operations

          The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and nine months ended December 31, 2000 and 1999 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                                   Three Months Ended                      Nine Months Ended
                                                      December 31,                            December 31,
                                           -------------------------------         -------------------------------
Statement of Operations Data:                   2000             1999                   2000             1999
                                           -------------     -----------------------------------     -------------
Net revenue                                        100.0%            100.0%                100.0%            100.0%
Cost of revenue                                     49.0              51.3                  49.3              53.5
                                           -------------     -------------         -------------     -------------
Gross margin                                        51.0              48.7                  50.7              46.5
Operating expenses:
 Research and development                           16.2              18.3                  17.1              18.7
 Selling, general and administrative                13.8              17.6                  13.9              18.4
                                           -------------     -------------         -------------     -------------
Operating income                                    21.0              12.8                  19.7               9.4
Other income (expense):
 Interest expense                                   (0.1)            (11.1)                 (0.1)            (13.3)
 Interest income                                     1.6               0.4                   2.0               0.5
 Other, net income                                  (0.1)             (0.1)                  0.1                 -
                                           -------------     -------------         -------------     -------------
Income (loss) before income taxes                   22.4               2.0                  21.7              (3.4)
Provision for income taxes                           1.3                 -                   1.3                 -
                                           -------------     -------------         -------------     -------------
Net income (loss)                                   21.1%              2.0%                 20.4%             (3.4)%
                                           =============     =============         =============     =============

          Net Revenues. Net revenues for the fiscal quarter ended December 31, 2000 were $57.3 million, an increase of 79% from $32.0 million in the comparable fiscal quarter of the prior year. Compared to the prior fiscal quarter, net revenues increased $7.0 million or 14%. For the nine months ended December 31, 2000, net revenues were $149.1 million, up 89% from $79.0 million for the comparable period of the prior year. This quarter has seen significant net revenue increase, as compared to the prior quarter, in the regions of North America and Europe offset by a decline in the Asia Pacific region.

          We derive our net revenues from system sales, sales of replacement and spare parts, and service contracts. During the three months ended December 31, 2000, we derived approximately 91% of our net revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 3% from service contracts. During the three months ended December 31, 1999, we derived approximately 86% of our net revenues from system sales, 8% from sales of replacement and spare parts, including associated labor, and 6% from service contracts. During the nine months ended December 31, 2000, we derived approximately 91% of our net revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 3% from service contracts. During the nine months ended December 31, 1999, we derived approximately 84% of our net revenues from system sales, 9% from sales of replacement and spare parts, including associated labor, and 7% from service contracts. Currently, net revenues from system sales, replacement and spare parts are generally recognized at the time of shipment. Net revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contract.

          International sales accounted for approximately 51% of our total revenues for the three months ended December 31, 2000, as compared to 70% of our total revenues for the comparable period of the prior year. For the nine months ended December 31, 2000, international sales accounted for 61%, as compared to 65% of our total revenues for the comparable period of the prior year. International sales as a percentage of total revenues has decreased due to the decline of sales in the Asia Pacific region. However, international sales still accounted for a significant portion of our revenue and we anticipate it will remain so in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

          Gross Margin. Gross margin for the third quarter of fiscal 2001 was 51.0%, up from 50.5% for the prior fiscal quarter and up from 48.7% for the third quarter of our last fiscal year. For the nine months ended December 31, 2000, gross margin was 50.7%, up from 46.5% for the same period of the prior year. Higher revenue and production levels and greater production efficiency contributed to the increase in gross margin.

          Research and Development (''R&D'') Expenses. R&D expenses for the third quarter of fiscal 2001 were $9.3 million, an increase of 7% from the prior quarter and an increase of 59% from the same quarter of our last fiscal year. Year-to-date R&D expenses were $25.5 million, up from $14.8 million for the same period last year. The increase was primarily the result of additional resources dedicated to the development of new products. We believe that technical leadership is essential to our success and expect to continue to commit significant resources to R&D projects. In the near term, we expect our R&D expenses to continue to increase in absolute dollar terms.

          Selling, General and Administrative (''SG&A'') Expenses. SG&A expenses for the third quarter of fiscal 2001 were $7.9 million, an increase of 14% from the prior fiscal quarter and an increase of 40% from the third quarter of last fiscal year. SG&A expenses for the first nine months of fiscal 2001 were $20.7 million, an increase of 42% from the same period last fiscal year. The increase from the prior periods resulted primarily from higher orders and revenue levels.

          Interest Expense and Income. Interest expense for the third quarter of fiscal 2001 was $47,000, which was about the same as that of the prior fiscal quarter and was significantly lower than that of the third quarter of the prior fiscal year. Year-to-date interest expense was $159,000 in comparison to $10.5 million for the same period last year. The decrease in interest expense from prior year was attributable to the redemption and repurchase of substantially all of our outstanding senior notes in March 2000.

          Interest income for the third quarter of fiscal 2001 was $0.9 million compared to $0.1 million for the same quarter of the prior year. Interest income for the year to date period in fiscal 2001 is $3.0 million as compared to $0.4 million for the same period of the prior year. This increase is due to the additional cash and investments we received from the net proceeds of our IPO in February 2000.

          Provision for Income Taxes. For the third quarter of fiscal 2001, we recorded a $0.8 million provision for income taxes. Based upon our current evaluation of our loss carry-forward potential and research and development tax credit carry-forward benefits, we believe our effective tax rate for the fiscal year is approximately 6%.

          Net Income/Loss. Net income was $12.1 million for the third quarter of fiscal 2001, up 13% from $10.7 million for the prior fiscal quarter, and, as compared to our net income for the third quarter of fiscal 2000, represented an improvement of $11.4 million. For the nine months ended December 31, 2000, net income increased to $30.5 million from a net loss of $3.4 million last year.


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

  Liquidity and Capital Resources

          Our principal liquidity requirements are for working capital. We fund our operating activities principally from funds generated from operations, tax refunds and net proceeds from our initial public offering.

          Cash flow used in operating activities was $3.2 million and $7.1 million for the first three quarters of fiscal 2001 and 2000, respectively. The decrease in cash flow from operating activities is primarily due to the increase in accounts receivable and inventories, offset by the increase in net income and the tax refund of $8.3 million received in fiscal 2000.

          Purchases of property and equipment were $6.9 million and $1.7 million for the first three quarters of fiscal 2001 and 2000, respectively.

          In May 1997, we entered into a senior credit facility with various lending institutions, and Bankers Trust Company, as agent. The bank credit facility bears interest, at our option, at (i) the base rate plus 1.75% or
     (ii) the eurodollar rate plus 3.00%. Our borrowings under the bank credit facility are secured by substantially all of our assets, a pledge of all of the capital stock of any domestic subsidiaries and a pledge of 65% of the capital stock of our first-tier foreign subsidiaries. The bank credit facility expires on May 16, 2002. During the quarter ended June 30, 1998, we amended the bank credit facility to have our borrowing availability subject to a borrowing base formula, which provided a maximum revolving credit facility of $30.0 million, and to adjust the financial covenants requiring us to maintain minimum levels of EBITDA during each nine-month period ending on the last day of each fiscal quarter and minimum levels of cumulative EBITDA from April 7, 1996 to the last day of each fiscal quarter. In August 1999, we entered into a second amendment to our bank credit facility to further adjust these financial tests. The second amendment also provided that if we had not consummated a qualified initial public offering by the end of December 31, 1999, then the loan commitment amount would be reduced by $5.0 million to $25.0 million. In March 2000, we entered into a third amendment to permit the redemption and conversion of the mandatorily redeemable preferred stock into common stock. These first two amendments were effected in light of the impact of the downturn in the semiconductor industry on our operating results to give us greater flexibility under our bank credit facility.

          We may borrow amounts under the amended bank credit facility to finance our working capital requirements and other general corporate purposes. The amended bank credit facility requires us to meet financial tests and contains covenants customary for this type of financing. At December 31, 2000, there was $3.5 million outstanding under a letter of credit and $21.5 million of unused borrowing capacity under the amended bank credit facility. We have received consent of our lender to increase our capital spending limit to a maximum of $10.0 million. Without this increase, we would be in excess of the allowable amount of capital spending for fiscal 2001 under the covenants of our third amendment.

          We are also in the process of negotiating a new bank credit facility with Comerica Bank to replace our current facility. We have signed an agreement to the terms and anticipate to finalize the bank credit facility by the end of the fiscal year.

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

          Our principal sources of funds are anticipated to be cash and investments on hand ($67 million as of December 31, 2000), cash flows from operating activities and, if necessary, borrowings under the bank credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations for at least the next two years. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements, or to fund our research and development. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

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

Part II. Other Information

Item 1. Legal Proceedings

          On September 3, 1998, we were named in a patent infringement suit filed by KLA-Tencor. KLA-Tencor alleged that it patented an aspect of the thin film thickness measuring technology that we use in our Opti-Probe product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. We believe none of our products infringe any of the claims of KLA-Tencor's patent and that their infringement allegations are unfounded. Nonetheless, KLA-Tencor has made broad allegations covering technology that accounts for a significant portion of our revenues. Since we believe these allegations are unfounded, we intend to vigorously defend our position. We believe that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results of operations.

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

          On July 22, 1999, we were named in a second patent infringement suit filed by KLA-Tencor. KLA-Tencor has alleged that it patented another aspect of one of the thin film thickness measuring technologies that we have recently added to some of our Opti-Probe products. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. Since the patent which is the subject of this second suit issued on June 8, 1999, any potential liability for past sales is not material. Prior to filing its first infringement action, KLA-Tencor notified us of an earlier version of the patent that is the subject of this second suit. We believe none of our products infringed any of the claims of the earlier version of this KLA-Tencor patent and previously informed KLA-Tencor of our belief. KLA-Tencor's new patent is a continuation of the earlier patent. We believe KLA-Tencor's new patent is invalid and we intend to vigorously defend our position. We believe that the outcome from such litigation, even if adverse to us, would not have a material adverse effect on our business, financial condition or results or operations.

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

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    The following exhibits are included herein:

    Exhibit
    Number      Description
    99.1        Risk Factors. (1)
    ----------------------------------------------------------------------------
    (1) Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the period ended March 31, 2000 (Registration No. 333-29871)

    No reports on Form 8-K were filed during the third quarter of fiscal 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMA-WAVE, INC.
                                 (Registrant)

                              /s/ L. RAY CHRISTIE
                      ---------------------------------

                                L. RAY CHRISTIE
                            Chief Financial Officer
              (as Registrant and as Principal Accounting Officer)

                               February 14, 2001