Form 10-K
period 2001-04-01
THERMA WAVE INC
filed 2001-06-21
CIK 828119

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended April 1, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from                   to

                       Commission file number: 000-26911

                               ----------------
                               THERMA-WAVE, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              94-3000561
     (State or Other Jurisdiction                 (I.R.S. Employer
  of Incorporation or Organization)              Identification No.)


          1250 Reliance Way                             94539
         Fremont, California                         (Zip Code)
   (Address of Principal Executive
               Offices)

                                (510) 668-2200
              Registrant's telephone number, including area code

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                        Name of Each Exchange
  Title of Each Class    on Which Registered
  -------------------   ---------------------
          N/A                    N/A

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

   The aggregate market value of the common equity held by non-affiliates of the registrant as of April 1, 2001 was $177,219,007. As of April 1, 2001, the registrant had 23,994,699 shares of common stock outstanding.

   Portions of the Proxy Statement for the 2001 annual stockholders meeting are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               THERMA-WAVE, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                 Part I
Item 1.   Business.......................................................    1
Item 2.   Properties.....................................................   13
Item 3.   Legal Proceedings..............................................   13
Item 4.   Submission of Matters to a Vote of Security Holders............   13

                                 Part II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................   14
Item 6.   Selected Financial Data........................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....   24
Item 8.   Financial Statements and Supplemental Data.....................   25
Item 9.   Changes in and Disagreements with Accountants and Financial
          Disclosure.....................................................   46

                                Part III
Item 10.  Directors and Executive Officers of the Registrant.............   47
Item 11.  Executive Compensation.........................................   47
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.....................................................   47
Item 13.  Certain Relationships and Related Transactions.................   47

                                 Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K............................................................   48

                                     PART I

ITEM 1.  BUSINESS

   This annual report on Form 10-K contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under Exhibit 99.1, "Risk Factors," and elsewhere in this annual report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, inability to develop or introduce new products as planned, or the acceptance of those products by our customers and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur.

Overview

   Therma-Wave is a worldwide leader in the development, manufacture, marketing and service of process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high overall manufacturing yield, reduce the size of the circuit features imprinted on the semiconductor to improve the performance of the semiconductor device and increase their equipment productivity. Our current product families, Therma-Probe, Opti-Probe, Opti-Probe CD, Meta-Probe X, and Integra, use proprietary and patented technology to provide precise, non-contact, non-destructive measurement for each and every basic building block ("process module") in the manufacture of integrated circuits:

  . Ion Implantation--implanting ions, usually boron, phosphorus or arsenic, into selected areas of the silicon wafer to alter its electrical properties. Ion implantation may be performed typically 6 to 12 times in the manufacture of IC's. For example, ion implantation creates the positively- and negatively-doped regions used to create each of the millions of transistors on each integrated circuit. It also is used to adjust the voltage at which the transistors "will turn on'. Our Therma-Probe is typically used as a standard metrology tool for these ion implantation processes.

  . Dielectric Film Deposition and Etching--depositing and selectively removing layers of dielectric films on the silicon wafer in order to provide electrical insulation for each layer of the semiconductor IC. Film deposition is typically done by Chemical Vapor Deposition (CVD), and film removal is typically done by plasma etching. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness in these processes. Our Opti-Probe CD, and Integra integrated metrology products, are newly introduced products which can provide rapid, non-destructive control of the Critical Dimensions (CD's) of the etch processes.

  . Conductor Film Deposition and Etching--depositing and selectively removing layers of metal, polysilicon, and metal barrier films used to interconnect the transistors within a semiconductor device. Film deposition is typically done by Physical Vapor Deposition (PVD) or by CVD, and film removal is typically done by plasma etching or CMP. Our Opti-Probe is typically used as a standard metrology tool for the non-opaque conductor films, and our Meta-Probe X is a newly introduced system for metrology of the metal (opaque) films. Our Opti-Probe CD, and Integra integrated metrology products, are newly introduced products which can provide rapid, non-destructive control of the Critical Dimensions (CD's) of the etch processes.

  . Chemical Mechanical Planarization (CMP)--"leveling' the top surface of the wafer after each layer of device features is added. The leveling is done by mechanical polishing in a chemical solution, and is required to maintain flatness of the wafer throughout the sequence of hundreds of process steps. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness in these processes.

  . Wafer Patterning--using photolithographic techniques to create the fine
    (sub-micron) structures that define the integrated circuit. The wafer patterning is typically done by "stepper" exposure systems and the photoresist developing and removal is done by "track" systems and "asher/strip" systems. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness and reflectivity in these processes. Our Opti-Probe CD and Integra integrated metrology products are newly introduced products which can provide rapid, non-destructive control of the Critical Dimensions (CD's) of the wafer patterning process.

Industry Background

   The demand for semiconductors has continually increased as the use of semiconductors has expanded beyond personal computers and computer systems to a wide array of additional applications, including telecommunication and data communication systems, automotive systems, consumer electronics, medical products and household appliances. Additionally, the Internet has stimulated the need for more high performance semiconductor devices. As a result, semiconductors have become more complex, requiring:

  . decreases in feature line width, for example, from 0.18 microns to 0.13 microns;

  . as many as 500 process steps; and

  . an increase in the number of metal or "interconnect" layers.

Additionally, the life cycle for these devices has been compressed from four years in the early 1990s to approximately two years today. The increase in device complexity and reduction in product life cycles have led to a more costly and complex manufacturing process. At the same time, semiconductor manufacturers have continued to face significant price pressure due to competitions in the industry. These factors have led semiconductor manufacturers to intensify efforts to improve fab productivity, including the increased use of process control metrology.

   Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to reduce costs and improve device performance. Historically, semiconductor manufacturers have achieved an approximate 25% to 30% annual reduction in cost per chip function through productivity improvements including reduced feature size, increased wafer size and increased equipment productivity. Although increasing wafer size and yield (percentage of "good" IC's per wafer) will continue to be sources of productivity gains by semiconductor manufacturers, increasingly, we believe, gains will come from reduced feature size and non-yield-derived manufacturing productivity enhancements. This important last category includes increased equipment uptime, reduced manufacturing space requirements, reduced use of wafers for testing purposes and lower tool maintenance costs. According to Sematech, a consortium of integrated circuit manufacturers that provides research, analysis and guidelines to equipment suppliers to the semiconductor industry, as summarized in the following table, the greatest potential for future productivity gains are expected to come primarily from gains in equipment productivity and continuing reduction of feature sizes:

Key Drivers of Fab Productivity*

   Factor                                                   1980  Present Future
   ------                                                   ----  ------- ------
   Reduced feature sizes...................................  12%   12-14%  12-14%
   Increased wafer sizes...................................   8%       4%     <2%
   Improved yields.........................................   5%       2%     <1%
   Other gains in equipment productivity...................   3%    7-10% >10-13%

  --------
  *  Percentages reflect the annual reduction in the cost per chip function.
     Source: Sematech

 Therma-Wave x Metrology Solutions

   Therma-Wave's Fab Productivity Enhancement(TM) solutions currently consist of:

  . two well-established, major product families of in-line process control metrology systems--the Therma-Probe and Opti-Probe systems The Therma-Probe product family was introduced in 1985 as the company's initial product line, and the Opti-Probe product family was introduced in 1992. Both product families feature our proprietary and patented measurement technologies and offer robotic wafer handling, advanced vision processing, sophisticated but user-friendly software and high throughput and reliability. The modular design of the hardware and software enables continuous product enhancement as new advances are made.

  . three newly-introduced product families--the Meta-Probe X, Opti-Probe CD and Integra products. The Meta-Probe X is an X-ray reflectometry (XRR) system which provides independent film thickness and density metrology for Copper barrier and seed layers and other metal films that are key for the next generations of IC technology. The Opti-Probe CD is a spectroscopic ellipsometer-based system that provides revolutionary, nondestructive Critical Dimension (CD) metrology for the smallest features of the next generations of IC's, in ways superior to the traditional CD-SEM tools. This product employs software from Timbre Technologies (a Tokyo Electron company) in conjunction with the Opti-Probe 5000 system. Therma-Wave's Integra line of integrated metrology products is a broad-based family of compact metrology "modules" which will be installed and function inside an IC process system, such as an etcher or CVD deposition system, to provide metrology on each wafer before it exits the process tool. All three of these new product families were introduced in the reported fiscal year. These new products represent a substantial expansion of Therma-Wave's Fab Productivity Enhancement(TM) product offerings to the semiconductor industry, and represent a growth in Therma-Wave's addressed market by over 100%.

                                  THERMA-PROBE

 Ion Implant Metrology

   A key process step in the fabrication of semiconductor devices is the implantation of ions, usually boron, phosphorous or arsenic, into selective areas of the silicon wafer to alter its electrical properties. Control of the accuracy and uniformity of the ion implant dose is critical to device performance and yield. Ion implantation is generally performed several (typically 6 to 12) times during the early phases of the fabrication cycle. As a result, there is typically a time lag of several weeks between these implant steps and the first electrical measurements that indicate whether the ion implantation process was properly executed. Failure to identify improper ion implantation can be extremely costly to a semiconductor manufacturer if the wafer production is permitted to continue in error. To test on a more timely basis whether the ion implantation was properly executed, semiconductor manufacturers historically used a four-point probe which measured electrical resistance but required physical contact between the probe and the silicon wafer surface. Because the physical contact with the wafer surface produces silicon particles (defects) which can kill IC yield, the four-point probe method can only be used on "test wafers" (non-production blank wafers that have no IC devices on them). In contrast to that method, our Therma-Probe's capability to measure nondestructively on the actual production IC wafers decreases manufacturing costs by reducing the need for test wafers and pilot runs and shortening the cycle time between the implant and monitoring steps. In addition, our Therma-Probe systems detect implant processing problems which only effect the product wafers and which are not revealed by utilizing test wafer monitoring alone.

 Therma-Probe Product Family

   Therma-Probe systems are the predominant non-destructive process control metrology system used world-wide for the ion implantation process in the fabrication of semiconductors. The Therma-Probe systems employ proprietary thermal wave technology that uses highly focused but low power laser beams to generate and detect thermal and plasma wave signals in the silicon wafer. Proprietary software correlates the signals to the ion implant dose. Unlike previous ion implant metrology systems, the Therma-Probe systems utilize a totally non-contact, non-damaging technology and thus can be used to monitor product wafers immediately after the ion implantation process. These features have been integrated into an easy-to-use and reliable package with automated wafer handling and statistical data processing. Since their introduction, we believe the Therma-Probe systems have captured over 50% of the entire market for ion implant metrology (destructive plus non-destructive methods) , and over 95% of the market for non-destructive ion implantation metrology.

 Therma-Probe Benefits

   We believe that our Therma-Probe systems offer the following technological advantages and benefits that distinguish them from the ion implant metrology systems offered by our competitors:

     Proprietary Technology. To provide non-contact, non-contaminating ion implant measurements on product wafers, our Therma-Probe systems employ proprietary thermal wave technology, which uses highly focused but low power laser beams to generate and detect thermal wave signals in the silicon wafer that can be correlated to the ion implant dose. The thermal wave technology used to measure the ion implant dose in the silicon wafer is a highly proprietary and extensivelypatented technology owned by Therma-Wave. We believe that these patents help to maintain our competitive position.

     Ease of Use and Reliability. We believe we have integrated our thermal wave technology into easy-to-use and reliable process control metrology systems. These systems are configured specifically for use by semiconductor device manufacturers and feature automated wafer handling, automated data collection, statistical data processing and data management.

     Installed Base. Virtually all major semiconductor manufacturers use Therma-Probe systems to monitor and control their ion implant processes. In addition, virtually all major manufacturers of ion implant equipment utilize Therma-Probe systems to help develop and qualify their implanters. Additionally, our engineers have extensive experience in addressing many different types of ion implant applications and providing valuable assistance to our customers, thereby strengthening our relationships with them. We believe our significant installed base of Therma-Probe systems acts as a barrier to entry for current and potential competitors in the ion implant measurement market.

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

   The following table summarizes our improvements to the Therma-Probe product family:

             Year
   System Introduced Description of Innovation/Advancement
   ------ ---------- -------------------------------------
   TP-200    1985    Introduced first non-destructive process control metrology system to measure ion implantation. Solved wide-spread IC
                     industry need for rapid ion implant metrology on product
                     wafers.

   TP-300    1987    Added cassette-to-cassette wafer handling and automation
                     software to the capability of the TP-200 to satisfy
                     industry need to proliferate product wafer measurements.

   TP-400    1992    Significantly improved repeatability of the basic ion
                     implantation dose measurement and added second wafer
                     cassette station for improved tool calibration.

   TP-500    1996    Provided improved product reliability by employing
                     themodernized and field-proven platform of the Therma-Wave
                     Opti-Probe 2600, and added pattern recognition and
                     improved wafer throughput.

             Year
   System Introduced Description of Innovation/Advancement
   ------ ---------- -------------------------------------
   TP-630    1998    Expanded wafer measurement capability to handle the new
                     300 millimeter silicon wafers, in addition to traditional
                     200 millimeter wafers.

   TP-500    2000    Initiated application research for ultra-shallow junction
                     depth metrology.
   TP-630

                                   OPTI-PROBE

 Thin Film Metrology

   The majority of the 100 to 500 process steps required to fabricate semiconductors on a silicon wafer involve the deposition and selective removal of a variety of insulating and conducting thin films. Thin film metrology systems measure the thickness and material properties of these thin films and, because they are used to measure a large number of process steps, they are one of the most important and pervasive metrology systems utilized at semiconductor fabrication facilities. The most widely used technologies to measure the thickness and properties of thin films have historically been reflection spectrometry and ellipsometry. Reflection spectrometers obtain an optical spectrum as a function of wavelength for light reflected from the surface of a wafer. This spectrum is then analyzed with appropriate physics-based algorithms to obtain film thickness and, in some cases, other properties of the film. In ellipsometry, the change of polarization of the reflected light is measured. The polarization change is analyzed with appropriate algorithms to obtain film thickness, and, in some cases, other properties of the film.

   Increasingly, traditional, single-technology film metrology systems have been unable to meet the process control metrology demands of the semiconductor industry. For example, the industry is rapidly moving toward measuring product wafers rather than test wafers, both because of the inability to adequately control the manufacturing process using test wafers alone, and the costs associated with the processing of non-productive test wafers. Measurements on product wafers, however, must be performed in small areas, and both spectrometers and ellipsometers generally require fairly large measurement areas. Additionally, increasing demands for improved precision and repeatability require the ability to measure thicknesses that range from extremely thin films, which generally measure below 20 angstroms, to films that are hundreds of thousands times thicker. (An angstrom is equal to one hundred millionth of a centimeter.) Reflection spectrometers are most suitable for measuring thicker films, whereas ellipsometers are most suitable for measuring very thin films. Thus, neither system alone is capable of accurate and reliable measurements over the full range of film thicknesses. Further, the industry is now using film stacks composed of several layers of different films and the optical properties of many films are functions of the actual deposition conditions. Generally, spectrometers or ellipsometers alone generate insufficient data to simultaneously determine the thicknesses and properties of these film stacks and new films with the precision that semiconductor manufacturers require. Reflection spectrometers and most ellipsometers have very limited capabilities for such simultaneous measurements of both thickness and optical parameters.

 Opti-Probe Product Family

   Opti-Probe systems significantly improve upon existing thin film metrology systems by successfully integrating up to five distinct film measurement technologies, three of which are patented by Therma-Wave. By combining the measured data from these multiple technologies and correlating it by using our proprietary software, Opti-Probe systems provide increased measurement capability leading to higher yields, less misprocessing, less rework, faster production ramp-up and increased productivity on both test and product wafers. These techniques of combining optical measurement technologies and correlating the results have also been patented by Therma-Wave. We believe Opti-Probe systems have captured approximately 37% of the thin film measurement market.

 Opti-Probe Benefits

   We believe our Opti-Probe systems offer several technological advantages and benefits which distinguish them from thin film metrology systems offered by our competitors including the following:

     Proprietary Technology. Opti-Probe systems combine up to five distinct measurement technologies, three of which we have patented. Additionally, we hold patents on the use of many of the combinations of these thin film measurement technologies. Because of the wealth of data that can be obtained from these combined optical technologies, it is possible to determine the thickness and optical parameters of one or more films simultaneously. In addition, since our proprietary technologies employ a highly focused laser beam, Opti-Probe systems can perform measurements with a spot size that is the smallest in the industry. Although our competitors have now introduced systems that contain both spectrometers and ellipsometers in one tool, we have patented the technique of combining the measurement data from these technologies. We believe our patented technologies, and the patented combinations thereof, result in a superior product.

     Ease of Use and Reliability. We believe our Opti-Probe systems are regarded as easy-to-use and highly reliable. These systems are configured specifically for semiconductor device manufacturers and feature automated wafer handling, advanced image processing, automated data collection, statistical data processing and data management.

     Proprietary Software. We believe our proprietary software incorporated into Opti-Probe systems is superior to that of the competitors. During the fabrication of semiconductors, many different films and film stacks, consisting of several layers of different films, are deposited and selectively removed from the silicon wafer. This, in turn, means that hundreds of film measurement data analysis algorithms, or recipes, must be developed and stored in the computer of a thin film metrology system. Thus, the full benefit of a thin film metrology system to the customer is a result of a combination of superior measurement capability and superior recipe development. We have a staff of over fifty experienced applications scientists and engineers stationed worldwide near all major customers that provides full applications support to develop new recipes as device manufacturing processes change.

     Continuous Improvement. While we have achieved market share growth in the thin film metrology market with our current Opti-Probe systems, we continue to develop, manufacture and market new and improved systems. We believe we provide the semiconductor industry with thin film metrology systems that operate with greater reliability in the deep ultra-violet region of the optical spectrum. This is of paramount importance since device manufacturers are now developing patterning technology utilizing optical radiation in this ultra-violet region.

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

   Spectroscopic ellipsometry in the Opti-Probe 5000 is advanced to a new level of capability by being integrated with any of the other four techologies in the Opti-Probe 5000. This design accelerates the Opti-Probe 5000's ability to determine the correct film solution even for difficult, multi-parameter applications, and maximizes its robustness against errors due to fluctuations in the semiconductor process.

   The addition of absolute laser ellipsometry, or AE(TM), to Opti-Probe 5000 systems has enabled the Opti-Probe to set new records for the most repeatible ultra-thin measurement of gate oxide thickness. These measurements are critical for process control of the transistor gate on all IC devices. Combined with the Desorber option of the Opti-Probe, we believe the Opti-Probe offers the semiconductor industry's best solution for process control and multi-fab matching of thin gate processes.

   Therma-Wave sold its first Opti-Probe 5000 system in 1998. Since that introduction, we believe the Opti-Prove 5000 system has successfully established itself as the semiconductor industry's highest-performance thin film metrology system. The Opti-Probe continues to be preferred by customers, as evidenced by its market share gains. Moreover, the majority of the most successful IC manufacturers, who are now constructing new multi-billion-dollar 300-millimeter fabs, have selected Opti-Probe for thin film metrology in these state-of-art fabs.

   The following table summarizes our improvements to the Opti-Probe product family:

                     Year
   System         Introduced Description of Innovation/Advancement
   ------         ---------- -------------------------------------
   OP-1000          1992     Introduced a new, patented optical technology,
                             BPR(TM), to measure thin film deposition and
                             removal.

   OP-2000          1993     Integrated BPR(TM) with a new patented optical
                             technology, BPE(TM), to enhance measurement
                             capabilities for very thin films

   OP-2600          1994     Integrated BPR(TM), BPE(TM) and Spectrometry to
                             further expand the measurement capabilities.

   OP-2600 DUV      1996     Integrated deep ultra-violet reflectance (DUV)
                             with the existing system to expand measurement
                             range.

   OP-3260          1996     Significantly increased throughput of Opti-Probe.

   OP-3260 DUV      1996     Integrated OP-3260 system with DUV reflectance.

   OP-5200 Series   1998     Integrated up to five measurement technologies
                             (BPR(TM), BPE(TM),DUV reflectance, Spectroscopic
                             Ellipsometry and AE(TM)).

   OP-5300 Series   1998     Expanded OP-5200 series wafer measurement
                             capability to 300 millimeters.

   OP-5200 and      2000-    Released new applications for advanced
   OP-5300 series   2001     semiconductor manufacturing processes, including
                             ultra-thin gate stacks, advanced 193 nanometer
                             organic and inorganic antireflective layers,
                             silicon on insulator, and silicon-germanium.

   OP-5300 series   2001     NT became the standard operating system for 300
                             millimeter Opti-Probes, replacing DOS.

   OP-5200 series   2000-    Desorber product option was introduced, enabling
                    2001     Opti-Probe to meet stringent industry requirements
                             for thin gate dielectric metrology.

   OP-5300 series   2000-    Wafer Bow/Warp/Stress (WBWS)
                    2001     product option was introduced, enabling
                             measurement of additional wafer properties at
                             overall reduced cost for the customer

                                 OPTI-PROBE CD

 New Market Requirements

   The trend of shrinking IC feature size into the sub-100 nanometer range is having a disruptive effect on the ability of the scanning electron microscope
(SEM) to perform the required measurement of the critical dimensions (CD's) of the IC features. The SEM has been the standard CD measurement tool (referred to as a CD-SEM) for a number of years. However, the limitations of this tool are being highlighted by the key IC manufacturers who are rapidly moving production toward 100 nanometer feature size at this time. CD-SEM limitations are (1) measurement inaccuracy due to e-beam charging artifacts ("blooming'), (2) inability to detect sidewall defects resulting from process excursions or drifts, (3) difficulty to measure sidewall angle, (4) measurement errors due to heating and deformation of the CD photoresist material by the e-beam, (5) cost (typically $1 million to $3 million each), and (6) slowness.

   These limitations pose an opportunity for a new CD measurement method to displace the SEM for a substantial portion of the CD metrology functions in the fab. The size of this new opportunity is significant. For example, the total semiconductor industry investment in CD-SEM's in 2000 is reported by Dataquest to be $502 million. In comparison, the industry investment in film thickness measurement tool (Therma-Wave's main market) in 2000 is reported to be $407 million. Therma-Wave is making a significant investment toward the goal of being a major supplier in this new opportunity.

   In early 2000, Therma-Wave rapidly entered this optical CD (OCD) market with a product composed of Therma-Wave's hardware (Opti-Probe) and a newly introduced software analysis program from Timbre Technologies, a start-up company. Therma-wave signed an exclusive distributorship agreement with Timbre for Fiscal 2001. In this year, major progress has been achieved. Proof of the OCD capability was established, a beta site program was completed successfully with a key US IC manufacturer, and the use of our OCD for pilot production was approved. In late fiscal 2001, Tokyo Electron (the second largest semiconductor equipment supplier) purchased Timbre Technologies, validating the importance of this new metrology. Therma-Wave and TEL (Timbre) have continued and are strengthening their relationship enabling Therma-wave to supply OCD to the semiconductor industry. In 2001 Therma-Wave recorded its first orders for Opti-Probe systems for the primary application of OCD in the fab. We anticipate substantial growth in OCD product revenue in coming years.

                                  META-PROBE X

 New Market Requirements

   We believe the semiconductor industry is rapidly moving towards the use of copper as an alternative to aluminum for conductor layers in semiconductors for improved device performance and enhanced fab productivity. In addition, more process steps in semiconductor manufacturing involve thin stacks of metal or metal alloys, which require frequent thickness and density measurements. In addition, new device technologies, such as magnetic random access memory (MRAM) and ferroelectric random access memory (FRAM) involve 4 or more ultra-thin layers of metal alloys and oxides, which must be controlled for thickness and density. Existing metrology cannot measure films as thin or film stacks as complicated as used in these new devices, and no existing metrology technique can measure absolute density and roughness.

 The Meta-Probe Product Family

   We recently announced our Meta-Probe X metrology system to address these new requirements. The Meta-Probe X thin film metrology system utilizes a patented technique based on x-ray reflectometry (XRR) to rapidly (in less than 10 seconds) and independently measure thickness, density, and roughness of each film in multi-layer stacks. Unlike other metal measurement technologies, such as 4-point probe and photo-acoustic systems, XRR provides an absolute measurement of film thickness, density, and roughness, independent of changing material properties. Applications of the Meta-Probe X include monitoring the thickness of Cu seed and Ta barrier films in production stacks prior to ECD fill for Cu metalization, as well as monitoring thickness, density, and roughness of silicide, Ti/TiN liner/barrier stacks for advanced Aluminum metalization, and many of the new structures currently under development, such as MRAM and FRAM stacks. A proprietary technique allows measurement on either patterned product or blanket test wafers. We believe that existing metal film metrology systems are unable to perform the thickness and density measurements with the required precision and repeatability and that a more advanced measurement system is required. We successfully completed the beta testing of the Meta-Probe X at customer locations during fiscal 2001 and expect to ship several revenue units of this new product line in fiscal 2002.

                          INTEGRA INTEGRATED METROLOGY

 New Market Requirements

   Technology trends in advanced semiconductor manufacturing are today placing increased demands on processing tools (such as CVD, PVD, etch, CMP, ECD, etc.) to deliver greater levels of process performance, production availability, and process repeatability in order to minimize risk of product loss, improve manufacturing efficiencies, improve device yields. The transition towards 300 millimeter, continuing device shrinks, and the mixed foundry manufacturing models are key contributors to these trends. To successfully meet these challenges, device manufacturers and process tool original equipment manufacturers (OEM's) are actively engaged in developing technologies for Advanced Process Control (APC). We believe that APC implementation requires the integration of metrology capabilities directly onboard the process tool.

 Benefits of Integrated Metrology & APC

   Device manufacturers can derive a wide range of benefits by implementing integrated metrology and APC strategies in their fabs. By integrating the measurement directly on the to process tool, they can greatly increase the rate of sampling and decrease the delay between the process step and measurement. Increasing the measurement frequency, often to every single wafer, allows for rapid fault detection and correction, thereby reduce potential for scrap due to excursions in the process tool. In addition, the data collected can be input into real-time process control models to correct minor drifts in the processing conditions.

 INTEGRA Product Family

   In 2000, Therma-Wave committed to a program of developing a broad family of Integrated Metrology modules (with INTEGRA as the product family name) for installation into key semiconductor process tools. As a result of our previously announced development and cooperation agreement with Applied Materials, Inc., substantial development effort took place in fiscal 2001 to successfully identify and prototype our first set of integrated metrology modules. Due to the unique physical constraints of each process tool, we carefully select and match appropriate technologies developed in the (stand-alone) Therma-Probe, Opti-Probe, Opti-Probe CD and Meta-Probe X product families to the measurement requirements for a specific process tool application. We completed development of several prototype units in fiscal 2001 (for multiple applications) and expect to complete beta-sites and begin production shipments for at least one product type during fiscal 2002.

Employees

   As of March 31, 2001, we employed 555 persons, including 120 in engineering, research and development, 152 in manufacturing, 206 in customer support, 32 in sales and marketing and 45 in executive and administrative functions. Many of our employees are highly trained and hold advanced post-graduate degrees in science and engineering. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good. We believe we have low employee turnover relative to our industry and that we have been able to attract and retain a highly talented group of managers, designers and engineers that enables us to continually improve our products and customer support.

Sales and Marketing

   We maintain sales offices and regional sales representatives throughout the world. In the United States, we maintain sales offices in California, Florida and Texas. We also utilize manufacturers' sales representatives to cover those regions of the United States with too few customers to support a direct sales effort. In Asia, we maintain sales offices in Japan, Korea, Singapore and Taiwan. The Japan and Singapore offices work with manufacturers' sales representatives to sell our products to customers in Japan, Singapore, Malaysia, Thailand and China, while the Taiwan and Korean offices sell to customers directly. In Europe, we maintain a sales office in the United Kingdom and work with manufacturers' sales representatives throughout the rest of Europe.

   In addition, we provide direct customer support in most parts of the world. In some locations, field service is still provided by the same manufacturers' sales representative that handles the sales function, but applications support is provided by our employees in that territory. In the United States, we have field service and applications engineers located in Arizona, California, Florida, Massachusetts, New Mexico, Oregon and Texas. Customers, such as Intel, contract dedicated site-specific field service and applications engineers. In Asia, we provide customer support in Japan, Taiwan, Korea and Singapore. In Europe, we maintain a customer support office in the United Kingdom to support customers there and to assist the field service engineers of our European manufacturers' sales representatives in the rest of Europe. Applications personnel supporting continental Europe are located in France, Germany and Italy.

   We provide our customers with comprehensive support before, during and after delivery of our products. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection and typically provide customers with training at our facilities or at the customer's location. Our customer training programs include instructions in the maintenance of our systems and in system hardware and software tools for optimizing the performance of our systems. Our field support personnel work with the customers' employees to install the equipment and demonstrate equipment readiness. In addition, we maintain a group of highly skilled applications scientists to respond to customers' process needs worldwide when a higher level of technical expertise is required.

   We generally warrant our products for a period of up to 12 months from system acceptance. Installation and initial training are customarily included in the price of the system. After the expiration of the warranty period, customers may enter into support agreements covering both field service and field applications support. Our field service engineers may also provide customers with repair and maintenance services on a fee basis. Our applications engineers and scientists are also available to work with the customers on recipe development. Additionally, for a fee, we train customers to perform routine maintenance on their purchased tools. We also provide a 24-hour telephone help-line.

   See Note 11 to Notes to Consolidated Financial Statements for a summary of our operations in the United States, Japan, United Kingdom and other foreign geographic areas.

Research and Development and Engineering

   The process control metrology market is characterized by continuous technological development and product innovations. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to engineering and research and development programs. As of March 31, 2001, our research, development and engineering staff was comprised of 120 persons. We seek to maintain our close relationships with customers to make improvements in our products that respond to customers' needs. For example, several of the improvements relating to the Opti-Probe product family were developed in cooperation with some of our major customers to address their needs for more capable thin film measurement systems.

   Software development accounts for a significant portion of our research and development efforts. We are currently transitioning all of our software applications from DOS to the Microsoft NT operating system in order to better serve our customers. NT is now the standard operating system used by our 300 millimeter Opti-Probe customers.

   Our ongoing engineering and research and development efforts can be classified into three categories: new products; feature enhancements, such as features to improve precision, speed and automation; and customer-driven product enhancements, such as new measurement recipes or algorithms. We have research and development and engineering staffs who work both on developing new products and features and on responding to the particular needs of customers.

   Engineering and research and development expenses were $33.9 million, $21.7 million, and $15.1 million in fiscal 2001, 2000 and1999, respectively or 17%, 19% and 23% of net revenues for those periods, respectively. We expect engineering and research and development expenditures will continue to represent a substantial percentage of our revenues for the foreseeable future.

Manufacturing

   Our manufacturing strategy is to produce high quality, cost effective assemblies and systems. We currently perform the majority of our system assembly activities in-house. In order to lower production costs in the future, we intend to perform in-house only those manufacturing activities that add significant value or that require unique technology or specialized knowledge. As a result, we expect to rely increasingly on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other activities in a cost effective manner.

   Our principal manufacturing activities include assembly and test work, both of which are conducted at our facility in Fremont, California. Assembly activities include inspection, subassembly and final assembly. Test activities include modular testing, system integration and final testing. Components and subassemblies, such as lasers, robots and stages, are acquired from third party vendors and integrated into our finished systems. These components and subassemblies are obtained from a limited group of suppliers, and occasionally from a single source supplier. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components are engineered and manufactured to our specifications. We have not entered into any formal agreements with such limited source suppliers, other than long-term purchase orders and, in some cases, volume pricing agreements. Those parts coming from a limited group of suppliers are monitored by management to ensure that adequate supplies are available to maintain manufacturing schedules and to reduce our dependence on these suppliers should supply lines become interrupted. The partial or complete loss of such suppliers could increase our manufacturing costs or delay product shipments while we qualify new suppliers. Additionally, any such loss could require us to redesign products, thereby having a material adverse effect on our business or customer relationships. Furthermore, a significant increase in the price of one or more of these components could adversely affect our financial condition or results of operations.

   We schedule production based upon firm customer commitments and anticipated orders. We have structured our production process and facility to be driven by both orders and forecasts and have adopted a modular system architecture to increase assembly efficiency and test flexibility. Cycle times for our products vary significantly. We believe these cycle times will improve as we continue to emphasize manufacturability in our new product designs.

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

   During fiscal year 2001, we initiated an internal quality auditing program to improve quality and our Global Optimized Logistical Development or G.O.L.D. project to increase manufacturing efficiency.

   Internal Quality Auditing Program. The objective of this program is to instill awareness of the benefits of ISO compliance at all department levels through prevention of defects at all stages of or business model, from design through servicing, and therefore to raise our customer base satisfaction level. This supports of our corporate quality policy which states that "Therma-Wave, Inc., will ensure Total Customer Satisfaction by is commitment to provide products and services that satisfy all of our customers' expectations for performance, quality and delivery."

   The ongoing internal quality audit plan includes auditing individual departments against all pertinent ISO elements on a yearly schedule along with associated re-audits and audits mandated by status and importance of any issues identified within a particular department. This plan will assure continuing departmental ISO compliance as well as drive continuous process improvements throughout the company.

   G.O.L.D. Project. In January 2001, Therma-Wave partnered with Hewlett-Packard Consulting to develop and implement a "fast track" demand-pull manufacturing system. We assembled several teams from across the company to achieve this goal, and designated it the G.O.L.D. project. Our goal is to develop barriers to our competitors by creating a sustainable and scalable manufacturing system, increasing order fulfillment capability and continuing our technological leadership.

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

   Our Therma-Probe systems compete primarily with other metrology systems designed to measure ion implant dose, such as contact and destructive four-point probe measurement systems, including those manufactured, for example, by KLA-Tencor Corporation and Kokusai Electric Ltd. Our Therma-Probe systems are the semiconductor industry's predominant non-contact, non-destructive ion implant metrology systems for product wafers. Several years ago, Jenoptik GmbH introduced a competitive product to our Therma-Probe systems, which utilized thermal wave technology. In November 1997, a jury found that Jenoptik's product infringed on our United States patent. As a result of the settlement of this litigation, Jenoptik has agreed not to sell any of its metrology products in the United States and to pay us a royalty fee for systems sold in Japan. To date, the sale of these products by Jenoptik (or TePla AG, who have recently purchased these rights from Jenoptik) has not had a material impact on our market position.

   Our Opti-Probe systems primarily compete with thin film metrology systems manufactured by KLA-Tencor Corporation, Rudolph Technologies, Inc., Nanometrics, Inc. and Dai Nippon Screen, Mfg. Co., Ltd.

   In recent years, there has been significant merger and acquisition activity among our competitors and potential competitors. Acquisitions by our competitors and potential competitors could allow them to expand their product offerings, which could afford such competitors and potential competitors an advantage in meeting customers' demands. The greater resources, including financial, marketing and support resources, of competitors potentially engaged in these acquisitions could permit them to accelerate the development and commercialization of new products and the marketing of existing products to their larger installed bases. Accordingly, such business combinations and acquisitions could have a detrimental impact on both our market share and the pricing of our products, which could result in a material adverse effect on our business and results of operations.

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

   We have a policy of seeking patents where appropriate on inventions concerning new products and improvements as part of our ongoing engineering and research and development activities. We have acquired a number of patents relating to our two key product families, the Therma-Probe and the Opti-Probe systems. As of March 31, 2001, we owned 34 U.S. patents with expiration dates ranging from 2004 to 2019 and had filed applications for 26 additional U.S. patents. In addition, we owned 47 foreign patents with expiration dates ranging from 2004 to 2019 and had filed applications for 94 additional foreign patents.

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

   As of March 31, 2001, we owned 11 registered trademarks in the U.S. and 2 in Japan and had filed 9 trademark registration applications in the U.S.

Environmental Matters

   Therma-Wave, like all manufacturing companies, is subject to various federal, state and local environmental statutory requirements. We believe we are in material compliance with existing applicable environmental laws and regulations and possess all permits and licenses necessary to conduct our business.

ITEM 2. PROPERTIES

   Our executive and manufacturing, engineering, research and development operations are located in a 102,000 square foot building in Fremont, California. The facility has approximately 800 square feet of Class 10 clean rooms for customer demonstrations and approximately 20,000 square feet of Class 1000 clean rooms for manufacturing, of which 10,000 square feet had been completed at the end of May 2001. This facility is occupied under a lease expiring in 2006 at an aggregate annual rental expense of approximately $1.0 million. We have the option of extending this lease for another 15 years after 2006. We own substantially all of the equipment used in our facilities. On May 31, 2000, we entered into a lease for additional building space of approximately 28,000 square feet in Fremont, California. Sales, marketing and customer support operations were moved to the new building. We believe that our existing facilities, capital equipment and anticipated capital expenditures will be adequate to meet our current requirements and that suitable additional or substitute space is readily available if needed.

   We also lease sales and customer support offices in Florida, Texas, Japan, Korea, Taiwan, the United Kingdom and Israel.

ITEM 3. LEGAL PROCEEDINGS

   There are no material legal proceedings pending against us. We could be involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Therma-Wave's common stock is traded on the NASDAQ National Market. As of April 30, 2001, there were 88 holders of record of common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the NASDAQ National Market.

                                                                   High   Low
                                                                  ------ ------
Fiscal Year 2000
  Fourth Fiscal Quarter (commencing February 4, 2000 and ending on March 31, 2000)............................................ $49.50 $30.00
Fiscal Year 2001
  First Fiscal Quarter........................................... $37.13 $15.63
  Second Fiscal Quarter.......................................... $30.75 $19.13
  Third Fiscal Quarter........................................... $26.56 $10.44
  Fourth Fiscal Quarter.......................................... $20.13 $ 8.88

   To date, we have not declared or paid cash dividends to our stockholders. We have no plans to declare or pay cash dividends in the near future. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon, among other factors, our results of operations, financial conditions, capital requirements and contractual restrictions.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this annual report on Form 10-K.

                                               Fiscal Year
                               ------------------------------------------------
                                 2001(1)   2000      1999      1998      1997
                               --------  --------  --------  --------  --------
                                 (SAB
                                 101)
Statement of Operations
 Data(2):
Net revenues.................  $198,199  $115,679  $ 66,207  $115,459  $109,493
Cost of revenues.............   101,421    60,320    36,827    55,683    49,795
                               --------  --------  --------  --------  --------
Gross profit.................    96,778    55,359    29,380    59,776    59,698
Operating expenses:
  Research and development...    33,881    21,748    15,130    19,057    13,050
  Selling, general and
   administrative............    28,239    20,829    17,870    24,589    22,004
  Amortization of goodwill
   and purchased
   intangibles...............       --        --        --        --      1,275
  Recapitalization and other
   non-recurring expenses....       --        --        --      4,188       --
  Expenses relating to
   operating cost
   improvements..............       --        --      1,057       --        --
  Severance charge...........     1,700       --        --        --        --
                               --------  --------  --------  --------  --------
    Total operating
     expenses................    63,820    42,577    34,057    47,834    36,329
                               --------  --------  --------  --------  --------
Operating income (loss)......    32,958    12,782    (4,677)   11,942    23,369
Interest expense.............       249    13,178    14,060    12,930     1,621
Interest income..............    (4,275)   (1,637)     (651)     (753)     (346)
Other (income) expense, net..     2,830     3,392        (6)      194       (14)
                               --------  --------  --------  --------  --------
Income (loss) before
 provision for income taxes..    34,154    (2,151)  (18,080)     (429)   22,108
Provision (benefit) for
 income taxes................     2,025       --     (2,350)      604     9,007
                               --------  --------  --------  --------  --------
Income (loss) before
 cumulative effect of change
 in accounting principle and
 extraordinary charge........    32,129    (2,151)  (15,730)   (1,033)   13,101
Cumulative effect of change
 in accounting principle, net
 of income taxes(1)..........   (6,287)       --        --        --        --
Extraordinary charge.........       --    (18,404)      --        --        --
                               --------  --------  --------  --------  --------
Net income (loss)............  $ 25,842  $(20,555) $(15,730) $ (1,033) $ 13,101
                               ========  ========  ========  ========  ========
Net income (loss) available
 to common stockholders(3)...  $ 25,842  $(21,497) $(16,562) $ (1,771) $ 13,101
                               ========  ========  ========  ========  ========
Basic net income (loss) per
 share(4):
  Income (loss) before
   cumulative effect of
   change in accounting
   principle and
   extraordinary charge......  $   1.37  $  (0.25) $  (1.86) $  (0.27) $   0.29
  Cumulative effect of change
   in accounting principle...     (0.27)      --        --        --        --
  Extraordinary charge.......       --      (1.47)      --        --        --
                               --------  --------  --------  --------  --------
Net income (loss)............  $   1.10  $  (1.72) $  (1.86) $  (0.27) $   0.29
                               ========  ========  ========  ========  ========
Diluted net income (loss) per
 share(4):
  Income (loss) before
   cumulative effect of
   change in accounting
   principle and
   extraordinary charge......  $   1.27  $  (0.25) $  (1.86) $  (0.27) $   0.29
  Cumulative effect of change
   in accounting principle...     (0.25)      --        --        --        --
  Extraordinary charge.......       --      (1.47)      --        --        --
                               --------  --------  --------  --------  --------
  Net income (loss)..........  $   1.02  $  (1.72) $  (1.86) $  (0.27) $   0.29
                               ========  ========  ========  ========  ========
Weighted average common
 shares outstanding:
  Basic......................    23,444    12,511     9,397    13,540    45,515
  Diluted....................    25,277    12,511     9,397    13,540    45,515

                                              Fiscal Year
                              -----------------------------------------------
                                2001      2000      1999      1998     1997
                              --------  --------  --------  --------  -------
Other Financial Data:
EBITDA (excluding non-
 recurring charges)(5)....... $ 39,151  $ 17,272  $    974  $ 19,725  $27,113
Cash provided by (used in)
 operating activities........    9,600    (6,258)      745     8,113   11,860
Cash used in investing
 activities..................  (32,316)   (3,627)   (1,389)   (2,900)  (1,575)
Cash provided by (used in)
 financing activities........    3,241    64,840       467    (1,532)  (1,234)
Capital expenditures.........   11,988     3,261       862     2,900    1,091

                                               March 31,
                              -----------------------------------------------
                                2001      2000      1999      1998     1997
                              --------  --------  --------  --------  -------
Balance Sheet Data:
Cash and short-term
 investments................. $ 75,575  $ 75,200  $ 20,245  $ 20,422  $16,741
Working capital..............  109,849    94,109    29,140    43,348   38,720
Total assets.................  191,191   133,694    72,352    89,762   68,620
Long-term debt...............       16        16   115,000   115,000   23,100
Mandatorily redeemable
 convertible preferred
 stock(3)....................      --        --     15,347    14,515      --
Stockholders' equity (net
 capital deficiency).........  129,082    99,485   (86,971)  (70,990)  20,145

--------
(1) Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with SAB 101.
(2) On May 16, 1997, we effected the recapitalization. We issued $115.0 million in aggregate principal amount of 10 5/8% senior notes in connection with the recapitalization.
(3) We issued shares of preferred stock as part of the recapitalization. The fair value of the preferred stock at March 31, 1999 of $15,347 represents the liquidation value plus accrued dividends. Dividends on the preferred stock accrued at a rate of 6.0% per annum. In March 2000, all outstanding shares of preferred stock were converted into an equivalent number of common shares.
(4) For the calculation of net loss per share for the years ended March 31, 1999 and 1998: (a) net loss represents the loss attributable to the weighted average number of shares of Class A common stock, Class B common stock and, prior to the recapitalization, common stock outstanding after giving effect to the 12% yield on Class L common stock and (b) weighted average number of shares outstanding excludes unvested Class B common stock.
(5) "EBITDA" is defined herein as income before income taxes, plus depreciation, amortization, interest expense, interest income and other non-operating (income) expenses, net. "EBITDA (excluding non-recurring charges)" in the fiscal years ended March 31, 2001, 1999 and 1998 excludes $4,700, $1,057, and $4,188 in recapitalization and other non-recurring expenses, respectively. Including such non-recurring charges, EBITDA would have been reduced to $34,451, $(83) and $15,537 for fiscal 2001, 1999, and 1998 respectively. We believe EBITDA and EBITDA (excluding non-recurring charges) are widely accepted financial indicators of a company's historical ability to service and/or incur indebtedness. However, EBITDA and EBITDA (excluding non-recurring charges) should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Additionally, EBITDA and EBITDA (excluding non-recurring charges) as defined herein may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our current process control metrology systems are principally used to measure ion implantation and thin film deposition and removal. We currently sell five product families of process control metrology systems: Therma-Probe systems, Opti-Probe systems, Opti-Probe CD systems, Meta-Probe systems and Integra systems.

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

   Opti-Probe CD Product Family. Opti-Probe CD systems are spectroscopic ellipsometer-based systems that provide revolutionary, nondestructive Critical Dimension (CD) metrology for the smallest features of the next generations of IC's.

   Meta-Probe Product Family. Meta-Probe thin film measurement systems utilize a patented technique based on x-ray reflectometry to rapidly measure thickness, density, and roughness of each film in multi-layer stacks.

   Integra Product Family. Integra line of integrated metrology products is a broad-based family of compact metrology "modules" which will be installed and function inside an IC process system, such as an etcher or CVD deposition system, to provide metrology on each wafer before it exits the process tool.

   In fiscal 2001, we changed our method of accounting for revenue recognition based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. Revenue from replacement and spare parts is generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the period of the contract. Revenue for system sales is recognized under a multi-element arrangement. See Note 1 of the Notes to Consolidated Financial Statements for more information on our revenue recognition policy.

   We derive our revenues from system sales, sales of replacement and spare parts, and service contracts. During the year ended March 31, 2001, we derived approximately 90% of our revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 4% from service contracts. During the year ended March 31, 2000, we derived approximately 85% of our revenues from system sales, 9% from sales of replacement and spare parts, including associated labor, and 6% from service contracts. During the year ended March 31, 1999, we derived approximately 78% of our revenues from system sales, 12% from sales of replacement and spare parts, including associated labor, and 10% from service contracts.

   International sales accounted for approximately 59%, 63% and 69% of our total revenues for fiscal 2001, 2000 and 1999, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

   On February 9, 2000, we completed an initial public offering of common stock. In connection with this offering and the exercise of the underwriters' over-allotment option, we sold 10,350,000 shares of common stock at a price of $20.00 per share. Net proceeds, net of underwriting discounts and offering costs, were $190.7 million. During the early part of March 2000, we used approximately $130.5 million of net proceeds to redeem or repurchase substantially all of our outstanding senior notes issued during recapitalization in 1997, including accrued interest, redemption premiums and related expenses. We also used $3.5 million of net proceeds to buy out the seven and one half years remaining in the term of a consulting agreement with Bain Capital, Inc. Remaining cash proceeds are being used for general corporate purposes, including working capital.

   On March 3, 2000, we called for redemption of all outstanding shares of preferred stock. On March 24, 2000 and March 29, 2000, respectively, 169,589 and 579,150 shares of preferred stock were converted into an aggregate of 748,739 shares of common stock.

Results of Operations

   The following table summarizes our historical results of operations as a percentage of net revenues for the periods indicated.

                                                          Fiscal Year
                                                       ---------------------
                                                       2001    2000    1999
                                                       -----   -----   -----
                                                       (SAB
                                                       101)
Statement of Operations Data:
Net revenues.......................................... 100.0 % 100.0 % 100.0 %
Cost of revenues......................................  51.2    52.1    55.6
                                                       -----   -----   -----
Gross margin..........................................  48.8    47.9    44.4
Operating expenses:
  Research and development expenses...................  17.1    18.8    22.9
  Selling, general and administrative expenses........  14.2    18.1    27.0
  Expenses relating to operating cost improvements....   --      --      1.6
  Severance charge....................................   0.9     --      --
                                                       -----   -----   -----
    Total operating expenses..........................  32.2    36.9    51.5
                                                       -----   -----   -----
Operating income (loss)...............................  16.6    11.0    (7.1)
  Interest expense....................................   0.1    11.4    21.2
  Interest income.....................................  (2.1)   (1.4)   (1.0)
  Other expense, net..................................   1.4     2.9     --
                                                       -----   -----   -----
Income (loss) before provision for income taxes.......  17.2    (1.9)  (27.3)
Provision (benefit) for income taxes..................   1.0     --     (3.5)
                                                       -----   -----   -----
Income (loss) before cumulative effect of change in
 accounting principle and extraordinary charge........  16.2    (1.9)  (23.8)
Cumulative effect of change in accounting principle,
 net of income taxes..................................  (3.2)    --      --
Extraordinary charge..................................   --     15.9     --
                                                       -----   -----   -----
Net income (loss).....................................  13.0 % (17.8)% (23.8)%
                                                       =====   =====   =====

 Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

   Net Revenues. Net revenues for the fiscal year ended March 31, 2001 and 2000 were $198.2 million and $115.7 million, respectively. Fiscal 2001 results reflected our adoption of SAB 101. Prior periods have not been restated for SAB
101. Under SAB 101, a portion of revenues are deferred until installation is complete and the customer accepts the system. Deferred revenue relative to service contracts is recognized over of the life of the related service contract.

   Compared to fiscal 2000, net revenues increased $82.5 million or 71.3%. The increase in fiscal 2001 revenues was primarily attributable to the improved conditions experienced in the semiconductor capital equipment industry during fiscal 2001, which were primarily related to the growth of semiconductor manufacturers and the recovery of economic conditions in the Asia Pacific region. Revenues increased primarily due to increased units sold of both our Therma-Probe and Opti-Probe products. Revenue from spare parts and service contracts has also increased as our customer base continues to expand. During fiscal year 2001, we received record orders for both our 200mm and 300mm product lines which resulted in the increased revenue and backlog. The 300mm product lines continued to grow as a percentage of our product mix.

   Net revenues attributable to international sales for the fiscal years ended March 31, 2001 and 2000 accounted for 59% and 63% of our total revenues for such periods, respectively. Due to significant demand from customers in Taiwan and stronger economic conditions in the Asia Pacific region, sales to customers in Asia represented approximately 47% and 50% of total net revenues for the years ended March 31, 2001 and 2000, respectively.

   We believe that demand for semiconductors and semiconductor equipment may currently be experiencing a cyclical downturn. As a result, we may expect lower order booking rates in the near future, relative to those achieved in fiscal 2001. Fewer orders, combined with rescheduling of delivery, would result in lower net revenue and gross profit that would materially adversely impact our financial positions and results of operations.

   Although we had a strong backlog as of March 31, 2001, we presently expect that net revenues for the quarter ended June 30, 2001 will be lower than net revenues in the comparable period in fiscal 2001. The anticipated timing of shipments and customer acceptances of those orders will require us to fill a number of production slots in order to meet our near-term sales targets. Additionally, we are currently experiencing an increased level of customer cancellation and rescheduling of deliveries. If we are unsuccessful in our efforts to secure existing production orders, our results of operations will be materially adversely impacted in the near-term. However, due to changes in customer delivery dates and uncertainty as to customer acceptance, we can give no assurance that we will be able to maintain our current or prior sales level.

   Gross profit. Gross profit increased 75% from $55.4 million in fiscal 2000 to $96.8 million in fiscal 2001. As a percentage of net revenues, gross margin increased from 48% in fiscal 2000 to 49% in fiscal 2001. The increase in gross profit was primarily due to higher revenue levels. Under SAB 101, we were required to defer a significant portion of our system revenues upon installation and customer acceptance of the systems, but we are not allowed to defer any of the manufacturing cost of those tools. If revenues and costs had been recorded under our previous methods of accounting for revenue recognition, fiscal 2001 gross margin would have been approximately 50%.

   Research and Development ("R&D") Expenses. R&D expenses were $33.9 million and $21.7 million for fiscal 2001 and 2000, respectively, representing an increase in fiscal 2001 of $12.2 million, or 56% from fiscal 2000. R&D expenses as a percentage of net revenues for fiscal 2001 decreased to 17% from 19% for fiscal 2000. The increase of absolute dollars from the prior year is primarily the result of additional resources dedicated to the development of new products. We believe that technical leadership is essential to our success and expect to continue to commit significant resources to R&D projects.

   Selling, General and Administrative ("SG&A") Expenses. SG&A expenses were $28.2 million and $20.8 million for fiscal 2001 and 2000, respectively. Compared to the corresponding period of fiscal 2000,

SG&A expenses in fiscal 2001 increased $7.4 million, or 35.6%. SG&A expenses as a percentage of net revenues decreased to 14% in fiscal 2001 from 18% in fiscal 2000 primarily due to higher revenue levels. The increase in fiscal 2001 SG&A expenses was due primarily to increased headcount as well as increase in sales expenses related to increased revenues.

   Severance Charge. A $1.7 million one-time severance charge was accrued in fiscal 2001 due to the retirement of our former chairman and CTO, Allan Rosenwaig.

   Interest Expense. Interest expense for fiscal 2001 and 2000 was $0.2 million and $13.2 million, respectively. The decrease in interest expense from the prior fiscal year is attributable to the redemption or repurchase of substantially all of our outstanding senior notes in March 2000.

   Other (Income) Expense. Other income, net for fiscal 2001 was $1.2 million, compared to $14.9 million net other expense in fiscal 2000. Interest income generated from our cash balance and short-term investment was offset by the $3.0 million one-time charge in the fourth fiscal quarter related to the settlement of patent lawsuits between Therma-Wave, Inc. and KLA-Tencor.

   Provision for Income Taxes. For fiscal 2001, we recorded a $2.0 million provision for income taxes. We did not record any tax provision or benefit in fiscal 2000 because we could not conclude that it was more likely than not that the net deferred tax assets would be fully realizable and had provided a full valuation allowance against net deferred tax assets. Based upon our current evaluation of our loss carry-forward potential and research and development tax credit carry-forward benefits, we believe our effective tax rate for the fiscal 2001 should be approximately 6%.

   Net Income (Loss). Net income for fiscal 2001 was $25.8 million, as compared to a $20.6 million loss for the prior fiscal year. This improvement in fiscal 2001 was primarily a result of improved revenue, margin and decreased interest expense. Excluding extraordinary and one-time charges, net income for fiscal 2001 and 2000 would have been $30.2 million and $407,000, respectively.

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

Backlog

   At March 31, 2001, 2000 and 1999, our backlogs were $57.3 million, $41.9 million, and $16.0 million respectively. Effective April 1, 2000, our backlog consists of product orders for which a customer purchase order has been received and accepted and which are scheduled for shipment within twelve months. Orders that are scheduled for shipment beyond the twelve-month window are not included in backlog until they fall within the twelve-month window. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Backlog also includes recurring fees payable under support contracts with our customers and orders for spare parts and billable service. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will sometimes reflect orders shipped in the same quarter that they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Liquidity and Capital Resources

   Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long manufacturing cycle of certain of our systems, our inventories will continue to represent a significant portion of working capital. Since the recapitalization, we have funded our operating activities principally from funds generated from operations, tax refunds and net proceeds from our initial public offering.

   Cash flow provided by (used in) operating activities was $9.6 million, $(6.3) million and $0.7 million for the years ended March 31, 2001, 2000 and 1999, respectively. Excluding extraordinary charges and non-recurring charges, cash flow provided by operating activities for the year ended March 31, 2000 would have been $15.6 million. The increase in cash flow from operating activities from fiscal 2000 to 2001 is primarily due to the increase of revenue level. The decrease in cash flow from operating activities from fiscal 1999 to 2000 is mainly due to the increased investment in working capital and the termination of the Bain Capital consulting agreement.

   During the year ended March 31, 2001, net cash used in investing activities was $32.3 million, primarily attributable to capital expenditures of $12.0 million and a net increase in short-term investments of $19.9 million. Purchases of property and equipment were $12.0 million, $3.3 million and $0.9 million for the years ended March 31, 2001, 2000 and 1999, respectively. Capital expenditures for fiscal 2001 included approximately $4.6 million for expansion of our clean room at our Fremont, California manufacturing facility and $2.3 million for leasehold improvements to our new sales, marketing and customer support facility in Fremont.

   Cash provided by financing activities was $3.2 million during the year ended March 31, 2001, most of which represented proceeds received during the year to exercise stock options and purchase of common stock under our 2000 Employee Stock Purchase Plan. We announced on April 26, 2001 the repurchase of up to
1.0 million shares of our common stock at prevailing market prices. We intend to finance the repurchase of our common stock from our existing cash, cash equivalents and short-term investments.

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

   During the quarter ended June 30, 1998, we amended the bank credit facility to have our borrowing availability subject to a borrowing base formula, which provided a maximum revolving credit facility of $30.0 million, and to adjust the financial covenants requiring us to maintain minimum levels of EBITDA during each six-month period ending on the last day of each fiscal quarter and minimum levels of cumulative EBITDA from April 7, 1996 to the last day of each fiscal quarter. In August 1999, we entered into a second amendment to our bank credit facility to further adjust these financial tests. The second amendment also provided that if we had not consummated a qualified initial public offering by the end of December 31, 1999, then the loan commitment amount would be reduced by $5.0 million to $25.0 million. In March 2000, we entered into a third amendment to permit the redemption and conversion of the mandatorily redeemable preferred stock into common stock. These amendments were effected in light of the impact of the downturn in the semiconductor industry on our operating results. Without the first amendment to our bank credit facility, on June 30, 1998, we would have violated the financial test relating to the maintenance of minimum levels of

EBITDA for the six-month period ending on that date. We may borrow amounts under the amended bank credit facility to finance our working capital requirements and other general corporate purposes. The amended bank credit facility requires us to meet financial tests and contains covenants customary for this type of financing. At March 31, 2001, there was $3.5 million outstanding under a letter of credit and $21.5 million of unused borrowing capacity under the amended bank credit facility.

   In June 2001, we replaced our Bankers Trust bank credit facility and the $3.5 million outstanding letter of credit with a new $10 million loan and security agreement and a $3.5 million letter of credit with Comerica Bank. The new bank credit facility allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 1.5%. We may request advances in an aggregate outstanding amount not to exceed $7.5 million minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the bank credit facility are secured by substantially all of our assets. The Comerica bank credit facility matures on March 28, 2004.

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

   Our principal sources of funds following the offering have been and are anticipated to be cash and short-term investments on hand ($75.6 million as of March 31, 2001), cash flows from operating activities and, if necessary, borrowings under our bank credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Inflation

   The impact of inflation on our business has not been material for the fiscal years ended March 31, 2001, 2000 and 1999.

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

 Interest Rate Risk

   As of March 31, 2001, our cash included money market securities and commercial paper. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

 Foreign Currency Exchange Risk

   A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Accountants..........................................  26
Consolidated Balance Sheets as of March 31, 2001 and 2000..................  27
Consolidated Statements of Operations for the years ended March 31, 2001,
 2000 and 1999.............................................................  28
Consolidated Statements of Mandatorily Redeemable Convertible Preferred
 Stock and Stockholders' Equity (Net Capital Deficiency) for the years ended March 31, 2001, 2000 and 1999.......................................  29
Consolidated Statements of Cash Flows for the years ended March 31, 2001,
 2000 and 1999.............................................................  30
Notes to Consolidated Financial Statements.................................  31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Therma-Wave, Inc.

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Therma-Wave, Inc. and its subsidiaries at April 1, 2001 and April 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(ii) on page 53 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 1 to the consolidated financial statements, during the year ended April 1, 2001 the Company changed its method of recognizing revenue.

PricewaterhouseCoopers LLP
San Jose, California
April 26, 2001, except for Note 12,
 as to which the date is June 8, 2001

                               THERMA-WAVE, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
                         ASSETS
Current assets:
  Cash................................................... $  55,725  $  75,200
  Short-term investments.................................    19,850        --
  Accounts receivable, net of allowance for doubtful
   accounts of $1,096 and $1,472 at March 31, 2001 and
   2000, respectively....................................    43,348     24,400
  Inventory..............................................    47,181     23,689
  Deferred income tax assets, current....................     2,054        --
  Other current assets...................................     1,871      1,720
                                                          ---------  ---------
    Total current assets.................................   170,029    125,009
Property and equipment, net..............................    14,478      4,999
Deferred income tax assets, non-current..................     3,405      1,685
Other assets.............................................     3,279      2,001
                                                          ---------  ---------
    Total assets......................................... $ 191,191  $ 133,694
                                                          =========  =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $  12,547  $  10,111
  Accrued liabilities....................................    30,471     19,835
  Deferred revenue.......................................    17,096        732
  Capital lease obligations, current portion.............        66        222
                                                          ---------  ---------
    Total current liabilities............................    60,180     30,900
Long-term debt...........................................        16         16
Capital lease obligations, long-term portion.............       --         357
Deferred income tax liabilities, non-current.............       --       1,685
Deferred rent and other..................................     1,913      1,251
Commitments and contingencies (Note 7)
Stockholders' equity
  Common stock, $0.01 par value; 35,000,000 shares
   authorized, 23,994,699 and 23,646,878 shares issued
   and outstanding at March 31, 2001 and 2000............       240        236
  Additional paid-in capital.............................   230,646    226,199
  Accumulated deficit....................................  (100,129)  (125,971)
  Notes receivable from stockholders.....................      (212)      (241)
  Accumulated other comprehensive loss...................    (1,463)      (738)
                                                          ---------  ---------
    Total stockholders' equity...........................   129,082     99,485
                                                          ---------  ---------
    Total liabilities and stockholders' equity........... $ 191,191  $ 133,694
                                                          =========  =========

          See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                    Fiscal Years Ended March
                                                              31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
                                                     (SAB
                                                     101)
Net revenues.....................................  $198,199  $115,679  $ 66,207
Cost of revenues.................................   101,421    60,320    36,827
                                                   --------  --------  --------
Gross profit.....................................    96,778    55,359    29,380
Operating expenses:
  Research and development.......................    33,881    21,748    15,130
  Selling, general and administrative............    28,239    20,829    17,870
  Expenses relating to operating cost
   improvements..................................       --        --      1,057
  Severance charge...............................     1,700       --        --
                                                   --------  --------  --------
    Total operating expenses.....................    63,820    42,577    34,057
                                                   --------  --------  --------
Operating income (loss)..........................    32,958    12,782    (4,677)
Other (income) expense:
  Interest expense...............................       249    13,178    14,060
  Interest income................................    (4,275)   (1,637)     (651)
  Other (income) expense.........................     2,830     3,392        (6)
                                                   --------  --------  --------
    Total other (income) expense.................     1,196   (14,933)  (13,403)
                                                   --------  --------  --------
Income (loss) before provision for income taxes..    34,154    (2,151)  (18,080)
Provision (benefit) for income taxes.............     2,025       --     (2,350)
                                                   --------  --------  --------
Income (loss) before cumulative effect of change
 in accounting principle and extraordinary
 charge..........................................    32,129    (2,151)  (15,730)
Cumulative effect of change in accounting
 principle, net of income taxes..................    (6,287)      --        --
Extraordinary charge.............................       --    (18,404)      --
                                                   --------  --------  --------
Net income (loss)................................    25,842   (20,555)  (15,730)
Preferred stock dividends........................       --        942       832
                                                   --------  --------  --------
Net income (loss) available to common
 stockholders....................................  $ 25,842  $(21,497) $(16,562)
                                                   ========  ========  ========
Basic net income (loss) per share:
  Income (loss) before cumulative effect of
   change in accounting principle and
   extraordinary charge..........................  $   1.37  $  (0.25) $  (1.86)
  Cumulative effect of change in accounting
   principle.....................................     (0.27)      --        --
  Extraordinary charge...........................       --      (1.47)      --
                                                   --------  --------  --------
Basic net income (loss) per share................  $   1.10  $  (1.72) $  (1.86)
                                                   ========  ========  ========
Diluted net income (loss) per share:
  Income (loss) before cumulative effect of
   change in accounting principle and
   extraordinary charge..........................  $   1.27  $  (0.25) $  (1.86)
  Cumulative effect of change in accounting
   principle.....................................     (0.25)      --        --
  Extraordinary charge...........................       --      (1.47)      --
                                                   --------  --------  --------
Diluted net income (loss) per share..............  $   1.02  $  (1.72) $  (1.86)
                                                   ========  ========  ========
Weighted average number of shares outstanding:
  Basic..........................................    23,444    12,511     9,397
  Diluted........................................    25,277    12,511     9,397

          See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

 CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                      AND
                 STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                       (in thousands, except share data)

                                                             Class A             Class B             Class L
                   Preferred Stock      Common Stock      Common Stock        Common Stock        Common Stock      Additional
                  ------------------  ----------------- ------------------  ------------------  ------------------   Paid-In
                   Shares    Amount     Shares   Amount   Shares    Amount    Shares    Amount    Shares    Amount   Capital
                  --------  --------  ---------- ------ ----------  ------  ----------  ------  ----------  ------  ----------
Balance at
March 31, 1998..   748,739  $ 14,515         --  $ --    9,073,532  $  91    1,289,785  $  13    1,008,170  $  10    $ 20,625
Net loss........       --        --          --    --          --     --           --     --           --     --          --
Currency
translation
adjustments.....       --        --          --    --          --     --           --     --           --     --          --
Comprehensive
loss............
Preferred stock
dividends.......       --        832         --    --          --     --           --     --           --     --         (832)
Repurchased
shares..........       --        --          --    --          --     --      (171,693)    (2)         --     --          (39)
                  --------  --------  ---------- -----  ----------  -----   ----------  -----   ----------  -----    --------
Balance at March
31, 1999........   748,739    15,347         --    --    9,073,532     91    1,118,092     11    1,008,170     10      19,754
Net loss........       --        --          --    --          --     --           --     --           --     --          --
Currency
translation
adjustments.....       --        --          --    --          --     --           --     --           --     --          --
Comprehensive
loss............
Issuance of
common stock....       --        --          --    --          --     --        12,810    --           --     --           75
Preferred stock
dividends.......       --        942         --    --          --     --           --     --           --     --         (942)
Conversion of
Class A, B and L
into common
stock...........       --        --   12,524,132   125  (9,073,532)   (91)  (1,130,902)   (11)  (1,008,170)   (10)        (13)
Issuance of
common stock in
connection with
IPO.............       --        --   10,350,000   104         --     --           --     --           --     --      190,635
Conversion of
preferred
stock...........  (748,739)  (16,289)    748,739     7         --     --           --     --           --     --       16,282
Issuance of
common stock....       --        --       24,007   --          --     --           --     --           --     --          408
                  --------  --------  ---------- -----  ----------  -----   ----------  -----   ----------  -----    --------
Balance at March
31, 2000........       --        --   23,646,878   236         --     --           --     --           --     --      226,199
Net income......       --        --          --    --          --     --           --     --           --     --          --
Currency
translation
adjustments.....       --        --          --    --          --     --           --     --           --     --          --
Comprehensive
income..........
Receipts from
stockholders....       --        --          --    --          --     --           --     --           --     --          --
Tax benefits
from employee
stock option
plans...........       --        --          --    --          --     --           --     --           --     --          478
Issuance of
common stock....       --        --      347,821     4         --     --           --     --           --     --        3,969
                  --------  --------  ---------- -----  ----------  -----   ----------  -----   ----------  -----    --------
Balance at March
31, 2001........       --   $    --   23,994,699 $ 240         --   $ --           --   $ --           --   $ --     $230,646
                  ========  ========  ========== =====  ==========  =====   ==========  =====   ==========  =====    ========
                                  Note      Accumulated
                               Receivable      Other
                  Accumulated     from     Comprehensive           Comprehensive
                    Deficit   Stockholders     Loss       Total    Income (Loss)
                  ----------- ------------ ------------- --------- -------------
Balance at
March 31, 1998..   $ (89,686)    $(288)       $(1,755)   $(70,990)
Net loss........     (15,730)      --             --      (15,730)   $(15,730)
Currency
translation
adjustments.....         --        --             575         575         575
                                                                   -------------
Comprehensive
loss............                                                     $(15,155)
                                                                   =============
Preferred stock
dividends.......         --        --             --         (832)
Repurchased
shares..........         --         47            --            6
                  ----------- ------------ ------------- ---------
Balance at March
31, 1999........    (105,416)     (241)        (1,180)    (86,971)
Net loss........     (20,555)      --             --      (20,555)   $(20,555)
Currency
translation
adjustments.....         --        --             442         442         442
                                                                   -------------
Comprehensive
loss............                                                     $(20,113)
                                                                   =============
Issuance of
common stock....         --        --             --           75
Preferred stock
dividends.......         --        --             --         (942)
Conversion of
Class A, B and L
into common
stock...........         --        --             --          --
Issuance of
common stock in
connection with
IPO.............         --        --             --      190,739
Conversion of
preferred
stock...........         --        --             --       16,289
Issuance of
common stock....         --        --             --          408
                  ----------- ------------ ------------- ---------
Balance at March
31, 2000........    (125,971)     (241)          (738)     99,485
Net income......      25,842       --             --       25,842    $ 25,842
Currency
translation
adjustments.....         --        --            (725)       (725)       (725)
                                                                   -------------
Comprehensive
income..........                                                     $ 25,117
                                                                   =============
Receipts from
stockholders....         --         29            --           29
Tax benefits
from employee
stock option
plans...........         --        --             --          478
Issuance of
common stock....         --        --             --        3,973
                  ----------- ------------ ------------- ---------
Balance at March
31, 2001........   $(100,129)    $(212)       $(1,463)   $129,082
                  =========== ============ ============= =========

         See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended March 31,
                                                 -----------------------------
                                                   2001      2000       1999
                                                 --------  ---------  --------
Operating activities:
Net income (loss)..............................  $ 25,842  $ (20,555) $(15,730)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Depreciation.................................     1,042      2,775     2,590
  Amortization.................................       451      1,715     2,004
  Amortization of deferred financing costs.....       --       1,481     1,607
  Deferred income taxes........................    (5,459)       --      5,977
  Loss on disposal of property, plant and
   equipment...................................     1,467        --        --
  Extraordinary charge.........................       --      18,404       --
  Changes in assets and liabilities:
    Accounts receivable........................   (18,948)   (12,220)    9,918
    Inventories................................   (23,492)    (9,577)    4,310
    Other assets...............................    (1,402)     6,198    (4,136)
    Accounts payable...........................     2,436      6,077        15
    Accrued and other liabilities..............    27,663       (556)   (5,810)
                                                 --------  ---------  --------
      Net cash provided by (used in) operating
       activities..............................     9,600     (6,258)      745

Investing activities:
Purchases of property and equipment............   (11,988)    (3,261)     (862)
Short-term investments.........................   (19,850)       --        --
Other..........................................      (478)      (366)     (527)
                                                 --------  ---------  --------
      Net cash used in investing activities....   (32,316)    (3,627)   (1,389)

Financing activities:
Issuance (Redemption) of Senior Notes..........       --    (126,520)      --
Proceeds from initial public offering..........       --     190,739       --
Principal payments under capital lease
 obligations...................................      (514)      (304)     (114)
Proceeds from issuance of common stock.........     3,973        483       --
Tax benefits from employee stock option plans..       478        --        --
Other..........................................      (696)       442       581
                                                 --------  ---------  --------
      Net cash provided by financing
       activities..............................     3,241     64,840       467
                                                 --------  ---------  --------
Net (decrease) increase in cash and cash
 equivalents...................................   (19,475)    54,955      (177)
Cash and cash equivalents at beginning of
 period........................................    75,200     20,245    20,422
                                                 --------  ---------  --------
Cash and cash equivalents at end of period.....  $ 55,725  $  75,200  $ 20,245
                                                 ========  =========  ========
Supplementary disclosures:
  Cash paid for interest.......................  $    226  $  16,422  $ 12,469
                                                 ========  =========  ========
  Cash paid for income taxes...................  $  1,403  $      10  $    293
                                                 ========  =========  ========

          See accompanying notes to consolidated financial statements.

                               THERMA-WAVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

   Therma-Wave, Inc. (the "Company"), a Delaware corporation, develops, manufactures, and markets process control metrology systems for use in the manufacture of semiconductors. These systems are based on our proprietary thermal wave, optical and X-ray technologies. We market and sell our products worldwide to major semiconductor manufacturers.

 Basis of Presentation

   Our fiscal year is a 52 to 53-week year ending on the Sunday on or following March 31 of each year. Fiscal years 2001, 2000 and 1999 ended on April 1, 2001, April 2, 2000 and April 4, 1999, respectively. For convenience, the accompanying financial statements have been presented as ending on the last day of the nearest calendar month.

   Certain items previously reported in specific financial statement captions have been reclassified to conform with the March 31, 2001 presentation.

 Recapitalization

   In December 1996, the Board of Directors approved the Recapitalization Agreement (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, which closed on May 16, 1997, we: (i) redeemed from Toray Industries, Inc., ("Toray") and Shimadzu Corporation ("Shimadzu") approximately 86.6% of our outstanding capital stock for $96.9 million; (ii) converted our remaining outstanding capital stock of 6.1 million shares to newly issued shares of preferred stock and common stock; (iii) repaid substantially all of our outstanding borrowings of approximately $26.9 million; (iv) canceled our receivable from Toray and Shimadzu of $1.4 million which was recorded as a reduction of additional paid-in capital; and (v) paid the estimated fees and expenses of approximately $11.3 million related to the Recapitalization. In order to finance the transactions effected by the Recapitalization Agreement, we: (i) issued $115.0 million in aggregate principal amount of senior notes in a private debt offering; (ii) received an equity contribution of approximately $20.0 million in cash from an investor group, including investment funds associated with Bain Capital, Inc. ("Bain"), and members of our senior management team; and (iii) converted equity securities of Toray and Shimadzu having a value of $15.0 million into newly issued shares of preferred stock and common stock.

 Revenue Recognition

   Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Historically, revenue from systems and spare parts was generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the period of the contract. Estimated contractual warranty obligations are recorded when related sales are recognized. Under SAB 101, equipment sales are accounted for as multiple-element arrangement sales as described in SAB 101. The total revenue is allocated to each component of the multi-element arrangement. Revenue on each element is recognized when the contractual obligations have been performed, risk of loss has passed to the customer, collection is probable and customer acceptance has been obtained if applicable.

 Change in Accounting Principle

   In accordance with guidance provided in SAB 101, we recorded $6.3 million (net of income tax benefit of $401,000), or $0.25 per diluted share, as the cumulative effect of the change in accounting principle as of the beginning of the fiscal year. For periods prior to fiscal 2001, data was not available to provide pro-forma information as if the accounting change was retroactive to prior periods.

                               THERMA-WAVE, INC.

   Deferred revenue balance as of April 1, 2000 was $10.9 million. This amount consisted of deferred service revenue as well as $9.4 million of equipment revenue that was deferred from previous years under SAB 101. During the year ended March 31, 2001, we recognized $6.9 million out of the $9.4 million revenue that was included in the cumulative effect adjustment as of April 1, 2000. Deferred revenue balance as of March 31, 2001 was $17.1 million.

 Concentration of Credit Risk/Major Customers

   We sell our products to major semiconductor manufacturing companies throughout the world. We perform continuing credit evaluations of our customers and, generally, do not require collateral. Letters of credit may be required from our customers in certain circumstances.

   Sales to customers representing 10% or more of net revenues were as follows:

                                                                   Year Ended
                                                                   March 31,
                                                                 ----------------
   Customer                                                      2001  2000  1999
   --------                                                      ----  ----  ----
   A............................................................  22%   14%   23%
   B............................................................ --    --     18%
   C............................................................  13%   10%  --

   Accounts receivable from two customers accounted for approximately 25% and 17% of total accounts receivable at March 31, 2001. There were no customers with accounts receivable balances greater than 10% of accounts receivable at March 31, 2000.

   Certain of the components and subassemblies included in our systems are obtained from a single source or a limited group of suppliers. Although we seek to reduce dependence on those sole and limited source suppliers, the partial or complete loss of certain of these sources could have at least a temporary adverse effect on our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components could adversely affect our results of operations.

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

 Foreign Currency Translations and Transactions

   We have determined that the functional currency of our foreign operations is the local foreign currency. The accumulated effects of foreign translation rate changes related to net assets located outside the United States are included as a component of stockholders' equity (net capital deficiency). Foreign currency transaction gains (losses) are included in other income and expense in the accompanying consolidated statements of operations and amounted to $3,000, $48,000 and $(23,000) for the years ended March 31, 2001, 2000 and 1999, respectively.

 Cash and Cash Equivalents

   We maintain our cash and cash equivalents in depository accounts, money market accounts and commercial paper with several financial institutions. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                               THERMA-WAVE, INC.

 Short-Term Investments

   Currently all investments are classified as available-for-sale securities. In fiscal year 2001, all investments were made in commercial paper or municipal bonds and were hold to maturity. Therefore there were no unrealized gains or losses. All realized gains and losses, interest and dividends on available-for-sale securities were included in interest income (expense).

 Inventories

   Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

 Property and Equipment

   Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on the straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense for fiscal years 2001, 2000 and 1999 are $1.0 million, $2.8 million and $2.6 million, respectively.

 Long-lived Assets

   We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by us.

 Deferred Financing Costs

   Deferred financing costs represent the costs incurred in connection with the issuance of the senior notes associated with the recapitalization in 1997. These amounts are stated net of accumulated amortization and amortized on the straight-line basis over the term of the related notes. In connection with the redemption of the senior notes in March 2000, all unamortized deferred financing costs were expensed as part of the extraordinary charge.

 Research and Development Expenses

   Expenditures for research and development are expensed as incurred.

 Stock-Based Compensation

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). We account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and have adopted the "disclosure only" alternative described in SFAS No. 123.

 Income Taxes

   We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities measured using enacted

                               THERMA-WAVE, INC.

tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

 Net Income (Loss) Per Share

   We have adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires us to report both basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

   Prior to our initial public offering and the reclassification of our common stock, Class A common stock, Class B common stock and Class L common stock shared ratably in the net income (loss) remaining after giving effect to the 12% yield on Class L common stock for the period the shares were outstanding. Net loss for the year ended March 31, 1999 used in the net loss per share calculation represents the loss attributable to the weighted average number of shares of Class A common stock, Class B common stock and common stock outstanding after giving effect to the 12% yield on Class L common stock. As a result of the loss incurred by us in fiscal 1999, all potential common shares were anti-dilutive and excluded from the diluted net income (loss) per share calculation.

 Advertising Costs

   We expense advertising and promotional costs, which are not material, as they are incurred.

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

                               THERMA-WAVE, INC.

2. BALANCE SHEET COMPONENTS

                                                                 March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                              (in thousands)
   Inventory:
     Purchased materials.................................... $ 22,197  $  7,752
     Systems in process.....................................   19,571    12,370
     Finished systems.......................................    5,413     3,567
                                                             --------  --------
       Total inventory...................................... $ 47,181  $ 23,689
                                                             ========  ========
   Property and equipment:
     Laboratory and test equipment.......................... $  5,244  $  4,274
     Office furniture and equipment.........................   10,212     7,718
     Machinery and equipment................................    2,546     2,525
     Leasehold improvements.................................   10,324     3,289
                                                             --------  --------
       Total property and equipment, gross..................   28,326    17,806
     Accumulated depreciation and amortization..............  (13,848)  (12,807)
                                                             --------  --------
       Total property and equipment, net.................... $ 14,478  $  4,999
                                                             ========  ========
   Accrued liabilities:
     Interest payable....................................... $     20  $     21
     Accrued compensation and related expenses..............   11,304     6,388
     Accrued warranty costs.................................    3,742     4,575
     Commissions payable....................................    1,825     2,275
     Other accrued liabilities..............................   13,580     6,576
                                                             --------  --------
       Total accrued liabilities............................ $ 30,471  $ 19,835
                                                             ========  ========

                               THERMA-WAVE, INC.

3. NET INCOME (LOSS) PER SHARE

   The following tables set forth the computation of net income (loss) before extraordinary charge per share of common stock:

                                                     Years Ended March 31,
                                                    -------------------------
                                                     2001    2000      1999
                                                    ------- -------  --------
Numerator (in thousands):
  Net income (loss)................................ $25,842 $(2,151) $(15,730)
  Less: preferred stock dividend...................     --     (942)     (832)
  Less: income attributable to Class L common
   stock...........................................     --      --       (944)
                                                    ------- -------  --------
                                                    $25,842 $(3,093) $(17,506)
                                                    ======= =======  ========
Denominator (in thousands):
  Common stock.....................................  23,444  12,511       --
  Class A common stock.............................     --      --      9,074
  Class B common stock (vested)....................     --      --        323
                                                    ------- -------  --------
Weighted average shares outstanding used for basic
 income (loss) per share...........................  23,444  12,511     9,397
Unvested shares....................................     333     --        --
Dilutive stock options.............................   1,500     --        --
                                                    ------- -------  --------
Weighted average shares outstanding used for
 diluted income (loss) per share...................  25,277  12,511     9,397
                                                    ======= =======  ========

   The following table summarizes securities outstanding (in thousands) as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                                                   March 31,
                                                                ----------------
                                                                2001 2000  1999
                                                                ---- ----- -----
Common Stock Subject to Repurchase (unvested).................. --     550   767
Mandatorily Redeemable Convertible Preferred Stock............. --     --    749
Stock Options.................................................. 948  2,892 1,779

   The stock options outstanding at March 31, 2001, 2000 and 1999 that we excluded from the above calculation, had a weighted average exercise price of $15.89, $8.84 and $9.64, respectively.

4. FINANCING ARRANGEMENTS

 Bank Credit Facility

   In May 1997, we entered into a senior credit facility with various lending institutions and Bankers Trust Company, as agent. The bank credit facility bears interest, at our option, at (i) the base rate plus 1.75% or (ii) the Eurodollar rate plus 3.00%. Our borrowings under the bank credit facility are secured by substantially all of our assets, a pledge of all of the capital stock of all of our domestic subsidiaries and a pledge of 65% of the capital stock of our first-tier foreign subsidiaries. The bank credit facility expires on May 16, 2002. During the quarter ended June 30, 1998, we amended the bank credit facility to have our borrowing availability subject to a borrowing base formula, which provided a maximum revolving credit facility of $30.0 million, and to adjust the financial covenants requiring us to maintain minimum levels of EBITDA during each nine-month period ending on the last day of each fiscal quarter and minimum levels of cumulative EBITDA from April 7, 1996 to the last day of each fiscal quarter. In August 1999, we entered into a second amendment to our bank credit facility to further adjust these financial tests. The second amendment also provided that if we had not

                               THERMA-WAVE, INC.

consummated a qualified initial public offering by the end of December 31, 1999, then the loan commitment amount would be reduced by $5.0 million to $25.0 million. In March 2000, we entered into a third amendment to permit the redemption and conversion of the mandatorily redeemable preferred stock into common stock. These first two amendments were effected in light of the impact of the downturn in the semiconductor industry on our operating results to give us greater flexibility under our bank credit facility.

   At March 31, 2001, there was $3.5 million outstanding under a letter of credit and $21.5 million of unused borrowing capacity under the amended bank credit facility.

5. INCOME TAXES

   The domestic and foreign components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

                                                      Fiscal Year Ended March
                                                                31,
                                                      -------------------------
                                                       2001    2000      1999
                                                      ------- -------  --------
   Domestic.......................................... $32,994 $(2,657) $(19,016)
   Foreign...........................................   1,160     506       936
                                                      ------- -------  --------
     Total........................................... $34,154 $(2,151) $(18,080)
                                                      ======= =======  ========

   The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                           Fiscal Year Ended
                                                               March 31,
                                                         ----------------------
                                                          2001    2000   1999
                                                         -------  ----- -------
   Current:
     Federal............................................ $ 7,118  $ --  $(8,344)
     State..............................................    (129)   --        4
     Foreign............................................     495    --       13
                                                         -------  ----- -------
                                                           7,484    --   (8,327)
   Deferred:
     Federal............................................  (5,459)   --    5,807
     State..............................................     --     --      --
     Foreign............................................     --     --      170
                                                         -------  ----- -------
                                                          (5,459)   --    5,977
                                                         -------  ----- -------
                                                         $ 2,025  $ --  $(2,350)
                                                         =======  ===== =======

                               THERMA-WAVE, INC.

   A reconciliation between the U.S. federal statutory rate and the effective tax rate reflected in the statements of operations is as follows:

                              Fiscal Year Ended
                                  March 31,
                              ---------------------
                              2001    2000    1999
                              -----   -----   -----
   Provision at Federal
    Statutory Rate...........  35.0 % (35.0)% (35.0)%
   State taxes...............   1.0    (2.9)    --
   Foreign sales
    corporation..............  (3.3)    --      --
   Tax credits............... (11.1)   (2.3)   (5.5)
   Change in valuation
    allowance................ (16.3)   27.4    26.1
   Non-deductible expenses...   0.4    13.3     --
   Other.....................   0.3    (0.5)    1.4
                              -----   -----   -----
     Total...................   6.0 %   --  % (13.0)%
                              =====   =====   =====

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                 March 31,
                                                              -----------------
                                                               2001      2000
                                                              -------  --------
   Deferred tax assets:
     Accrued costs and expenses.............................. $ 8,702  $  2,601
     Depreciation and amortization...........................   1,309       --
     Other...................................................   3,452     3,629
     Net operating loss and tax credits carryforwards........   1,431     8,319
                                                              -------  --------
       Total gross deferred tax assets.......................  14,894    14,549
   Less: valuation allowance.................................  (9,435)  (12,864)
                                                              -------  --------
       Total deferred tax assets.............................   5,459     1,685
                                                              -------  --------
   Deferred tax liabilities:
     Deferred revenue on foreign sales.......................     --       (996)
     Depreciation and amortization...........................     --       (397)
     Other...................................................     --       (292)
                                                              -------  --------
     Net deferred tax liabilities............................     --     (1,685)
                                                              -------  --------
       Total net deferred tax assets......................... $ 5,459  $    --
                                                              =======  ========

   The net changes in the total valuation allowance for the years ended March 31, 2001 and 2000 were $(3.4) million and $6.9 million, respectively. At March 31, 2001, management has recognized deferred tax assets equal to the carryback capacity of net operating losses.

   At March 31, 2001, we have federal and state research and development tax credits of $500,000 and $800,000, respectively. The federal research and development tax credits will begin to expire in 2012, while the California research tax credits may be carried forward indefinitely.

                               THERMA-WAVE, INC.

6. EXPENSES RELATING TO OPERATING COST IMPROVEMENTS

   On June 22 and September 24, 1998, we announced and implemented an operating cost improvement program aimed at bringing operating expenses in line with our operating environment at that time. All terminated employees were notified of their severance and related benefits at the time the program was announced. This program resulted in a reduction of approximately 100 employees primarily involved in customer service and manufacturing positions. Certain leased facilities and fixed assets were consolidated. Total cash outlays for fiscal 2000 and 1999 were $125,000 and $832,000, respectively. The program was concluded in fiscal 2000. Expenses relating to operating cost improvements are summarized as follows:

                   Provision
                   Year Ended               Balance                 Balance
                 March 31, 1999 Utilized March 31, 1999 Utilized March 31, 2000
                 -------------- -------- -------------- -------- --------------
   Severance....     $  837       $762        $ 75        $ 75       $ --
   Facilities...        120         70          50          50         --
   Other........        100        100         --          --          --
                     ------       ----        ----        ----       -----
                     $1,057       $932        $125        $125       $ --
                     ======       ====        ====        ====       =====

7. COMMITMENTS AND CONTINGENCIES

   We lease our facilities under noncancellable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. We are required pursuant to the terms of a facility lease to maintain a $3.5 million standby letter of credit.

   Property and equipment includes equipment recorded under capital leases of approximately $895,000, $1.3 million and $895,000, and related accumulated amortization of $830,000, $761,000 and $620,000 at March 31, 2001, 2000 and
1999, respectively.

   Rent expense was approximately $2.2 million, $1.5 million and $1.7 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

   At March 31, 2001, future minimum lease payments under capital and noncancellable operating leases are as follows (in thousands):

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
   Fiscal Year
   2002.......................................................  $  70   $ 2,268
   2003.......................................................    --      2,210
   2004.......................................................    --      1,894
   2005.......................................................    --      1,757
   2006.......................................................    --      1,506
   Thereafter.................................................    --      1,167
                                                                -----   -------
   Future Minimum Lease Payments..............................     70   $10,802
                                                                        =======
   Less: Amounts Representing Interest........................     (4)
                                                                -----
   Present Value of Minimum Lease Payments....................     66
   Less: Current Portion......................................    (66)
                                                                -----
                                                                $ --
                                                                =====

                               THERMA-WAVE, INC.

 Deferred Bonus Arrangements

   Pursuant to the terms of certain management bonus arrangements, we may be obligated to pay up to an aggregate of $3.7 million after March 31, 2002 based upon achieving certain operating results and each employee's continued employment. We must achieve a minimum cumulative EBITDA (as defined in such bonus agreements) of $177.0 million for the five year period ended March 31, 2002 in order for the deferred bonus of $3.7 million to be payable. If we achieve cumulative EBITDA levels from $133.3 million to $177.0 million for the five year period ended March 31, 2002, a fraction of the deferred bonus is payable based on the amount EBITDA exceeds $133.3 million, up to the maximum deferred bonus amount of $3.7 million. No amounts have been accrued to date as the achievement of the required operating results is not considered probable as of March 31, 2001.

 Legal Proceedings

   There are no material legal proceedings pending against us. We settled patent lawsuits with KLA-Tencor Corporation and accrued a $3.0 million one-time charge during the year ended March 31, 2001. The settlement was recorded as other (income) expense and was paid in cash in April 2001. We are involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.

8. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

 Common Stock

   In connection with the Recapitalization, our outstanding equity securities consisted of 9,073,532 shares of Class A common stock; 1,334,875 shares of Class B common stock; 1,008,170 shares of Class L common stock; and 748,739 shares of preferred stock. The shares of Class A common stock and Class L common stock each entitled the holder to one vote per share on all matters to be voted upon by our stockholders and are otherwise identical, except that the shares of Class L common stock were entitled to a preference over Class A common stock with respect to any distribution by the company to holders of its capital stock equal to the original cost of such share ($19.085) plus an amount which accrued on a daily basis at a rate of 12% per annum, compounded annually. The Class B common stock was identical to the Class A common stock except that the Class B common stock was non-voting and was convertible into Class A common stock at any time following our initial public offering at the option of the holder.

   On February 9, 2000, we completed our initial public offering of common stock. We issued 10,350,000 shares of common stock, including the exercise of the underwriters' overallotment option, at a price of $20.00 per share. Net proceeds, net of underwriting discounts and offering costs, were $190,739,000.

   In conjunction with our initial public offering and an amendment to our articles of incorporation, 9,073,532, 1,130,902 and 1,008,170 shares of our outstanding Class A common stock, Class B common stock and Class L common stock were converted into 9,073,532, 1,130,902 and 2,319,698 shares of common stock, respectively.

   We have outstanding unvested shares of common stock that are subject to repurchase by us if the holder is no longer employed by us. Such shares vest over five years from the date of issuance. As of March 31, 2001, 2000 and 1999, respectively, 333,151, 550,117 and 767,084 shares of common stock were subject to repurchase.

                               THERMA-WAVE, INC.

 Mandatorily Redeemable Convertible Preferred Stock

   The Series A Mandatorily Redeemable Convertible Voting Preferred Stock ("Preferred Stock") had a liquidation preference of $18.40 and was convertible at any time into one share of Common Stock at the option of the holder. Dividends on each share of the Preferred Stock were cumulative and accrued at the rate of 6% per annum. The Preferred Stock had a scheduled redemption on May 17, 2004, and was otherwise redeemable by the Company at any time from time after the earlier of (a) June 30, 1998 or (b) an initial public offering. Each share of Preferred Stock was convertible into one share of Common Stock (as adjusted for stock splits, stock dividends, recapitalizations and similar transactions). The Preferred Stock entitled the holder to one vote for each share of common stock issuable upon conversion of the Preferred Stock.

   On March 3, 2000, we called for redemption of all outstanding shares of Preferred Stock. On March 24, 2000 and March 29, 2000, respectively, 169,589 and 579,150 shares of Preferred Stock were converted into an aggregate of 748,739 shares of common stock.

 Stock Based Compensation

   We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for our employee stock awards because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models for use in valuing employee stock options. Under APB No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Stock Options. During fiscal year 1998, we adopted several stock option plans (the "1997 Plans") whereby the Board of Directors may have granted incentive stock options and nonstatutory stock options to employees, directors or consultants.

   In connection with the initial public offering, we adopted the 2000 Equity Incentive Plan, whereby the Board of Directors may grant incentive stock options and nonstatutory stock options to employees, directors or consultants. No future grants are available under the 1997 Plans upon the effectiveness of the 2000 Equity Incentive Plan. We have reserved (1) 3,300,000 shares of common stock (2) any shares returned to the 1997 Plans as a result of termination of options and (3) annual increases to be added on the date of each annual meeting of stockholders commencing in 2000 equal to 1.0% of the outstanding shares of common stock, or such lesser amount as may be determined by the Board of Directors, for issuance under the 2000 Equity Incentive Plan.

   Vesting provisions for stock options granted under our stock option plans are determined by the Board of Directors. Unless the Board of Directors specifically determines otherwise at the time of the grant, the option shall vest 25% on each of the first four anniversaries from the date of grant. Stock options expire ten years from the date of grant. Common shares issued on exercise of options prior to vesting are subject to repurchase if the holder is no longer employed by us.

                               THERMA-WAVE, INC.

   A summary of our stock option activity, and related information for the years ended March 31, 2001, 2000 and 1999 are as follows:

                                                            Options Outstanding
                                                            --------------------
                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                  Shares     Number    Price per
                                                Available   of shares    Share
                                                ----------  ---------  ---------
Balance at 3/31/98.............................  5,720,721  1,764,279   $10.69
  Granted......................................   (320,100)   320,100     4.44
  Exercised....................................        --         --       --
  Cancelled....................................    305,407   (305,407)   10.31
                                                ----------  ---------
Balance at 3/31/99.............................  5,706,028  1,778,972     9.64
  Termination of Plans......................... (4,416,453)       --       --
  Authorization................................    300,000        --       --
  Granted...................................... (1,216,297) 1,216,297     7.49
  Exercised....................................        --     (13,451)    6.00
  Cancelled....................................     89,337    (89,337)    6.64
                                                ----------  ---------
Balance at 3/31/00.............................    462,615  2,892,481     8.84
  Authorization................................  3,236,728        --       --
  Granted...................................... (1,348,425) 1,348,425    20.45
  Exercised....................................        --     (92,316)    6.38
  Cancelled....................................    228,817   (228,817)   13.20
                                                ----------  ---------
Balance at 3/31/01.............................  2,579,735  3,919,773    12.64
                                                ==========  =========

   The following table summarizes information about stock options outstanding as of March 31, 2001:

                                                                   Options
                                   Options Outstanding           Exercisable
                             -------------------------------- ------------------
                                                                        Weighted
                              Weighted                                  Average
                               Average               Weighted           Exercise
                              Remaining              Average             Price
                             Contractual   Number    Exercise  Number     per
                                Life     Outstanding  Price   of shares  Share
                             ----------- ----------- -------- --------- --------
Range of Exercise prices:
  $ 4.00....................    7.34        270,000   $ 4.00    270,000  $ 4.00
  $ 6.00-$7.00..............    7.96      1,278,467   $ 6.68    463,142  $ 6.49
  $ 8.93-$15.89.............    6.70      1,239,495   $12.42  1,071,945  $12.42
  $18.25-$35.50.............    9.31      1,131,811   $21.67     17,008  $25.03
                                          ---------           ---------
                                7.91      3,919,773   $12.64  1,822,095  $ 9.78
                                          =========           =========

   Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to March 31, 1996 under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options

                               THERMA-WAVE, INC.

have characteristics significantly different from those of options of publicly traded companies and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

   For the years ended March 31, 2001, 2000, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            2001   2000   1999
                                                           ------  -----  -----
   Risk-free interest rate................................    5.7%   6.8%   5.0%
   Dividend yield.........................................      0%     0%     0%
   Expected volatility....................................     90%    65%     0%
   Expected life in years.................................      5      5      5
   Per option fair value.................................. $12.64  $3.94  $0.96

   Employee Stock Purchase Plan. In connection with the initial public offering, we also adopted the 2000 Employee Stock Purchase Plan, whereby employees may purchase shares of common stock, at a discounted price through payroll deductions or lump sum cash payments. We have reserved 500,000 shares of common stock for issuance under the 2000 Employee Stock Purchase Plan. As of March 31, 2001, 271,072 shares of common stock have been issued under the Stock Purchase Plan.

   For the years ended March 31, 2001 and 2000, the following weighted-average assumptions were used to determine the fair value of purchase rights under the 2000 Employee Stock Purchase Plan:

                                                                     2001  2000
                                                                     ----  ----
   Risk-free interest rate.......................................... 5.7%  6.8%
   Expected volatility..............................................  90%   65%
   Expected life in years...........................................   1     1

   Had compensation costs been determined based upon the fair value at the grant date for awards under the above stock option plans and employee stock purchase plans, consistent with the methodology prescribed under SFAS No. 123, our pro forma net income (loss) available to common stockholders and pro forma diluted net income (loss) per share under SFAS No. 123 would have been:

                                                     2001     2000      1999
                                                    ------- --------  --------
   Net income (loss) (in thousands)
     As reported................................... $25,842 $(21,497) $(16,562)
     Pro forma..................................... $20,890 $(22,769) $(16,717)
   Diluted net income (loss) per share
     As reported................................... $  1.02 $  (1.72) $  (1.86)
     Pro forma..................................... $  0.83 $  (1.82) $  (1.88)

                               THERMA-WAVE, INC.

9. RELATED PARTY TRANSACTIONS

   We had revenue transactions with Toray and Shimadzu totaling $16,000, $24,000 and $31,000 for the years ended March 31, 2001, 2000 and 1999, respectively. We incurred expenses of approximately $62,000 and $118,000 for the fiscal years ended March 31, 2000 and 1999, respectively, for employee related costs paid on our behalf by Toray and Shimadzu. We incurred no such expenses in fiscal year 2001.

   On March 31, 2001, we had loans to management of $259,000 used to acquire our capital stock (notes receivable from stockholders) and $1.0 million used to pay certain tax liabilities incurred by certain executives in connection with the Recapitalization (the "Tax Notes"). The notes receivable from stockholders bear interest at the applicable federal rate in effect at the time of the Recapitalization. The Tax Notes do not bear interest. The executives have pledged their stock as security for the notes.

   In connection with the Recapitalization, we entered into an Advisory Agreement with Bain Capital, a majority stockholder, pursuant to which Bain Capital agreed to provide management services. The management fees incurred, excluding out-of pocket expenses, during the fiscal years ended March 31, 2001, 2000 and 1999 were $0, $750,000 and $1.0 million, respectively. We bought out the seven and one half years remaining in the term of the agreement with $3.5 million of net proceeds from the our initial public offering in March 2000.

10. RETIREMENT PLAN

   We have a retirement plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Discretionary company contributions accrued, which are based on achieving certain operating profit goals, were $730,000, $400,000 and $0 in fiscal 2001, 2000 and 1999, respectively.

11. SEGMENT INFORMATION

   We operate in one segment as we manufacture, market and service process control metrology systems within the semiconductor equipment market. All products and services are marketed in each geographic region in which we operate. Our current product offerings qualify for aggregation under SFAS No. 131 as our products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.

   Revenue in each geographic area is recognized according to our revenue recognition policy as described in Note 1 of Notes to Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales were $117.3 million, $65.3 million and $39.9 million of the net sales in fiscal 2001, 2000 and 1999, respectively.

                               THERMA-WAVE, INC.

   The following is a summary of operations in geographic areas (in thousands). Other foreign areas include Taiwan, Israel and Korea, each of which is individually not material for separate disclosure.

                                                  Other
                           U.S.    Japan   U.K.  Foreign Eliminations Consolidation
                         --------  ------ ------ ------- ------------ -------------
Fiscal year ended March
 31, 1999
Sales to unaffiliated
 customers.............. $ 60,356  $2,542 $1,956 $1,353    $    --      $ 66,207
Transfers between
 geographic locations...   (2,811)  1,047  1,212  2,408      (1,856)         --
                         --------  ------ ------ ------    --------     --------
Total net sales.........   57,545   3,589  3,168  3,761      (1,856)      66,207
Operating income
 (loss).................   (5,652)    338    606     28           3       (4,677)
Long-lived assets.......   16,147     555     43    308         --        17,053
All other identifiable
 assets.................   51,391   2,482  2,133  1,642      (2,349)      55,299
                         --------  ------ ------ ------    --------     --------
Total assets............ $ 67,538  $3,037 $2,176 $1,950    $ (2,349)    $ 72,352
                         ========  ====== ====== ======    ========     ========

Fiscal year ended March
 31, 2000
Sales to unaffiliated
 customers.............. $108,781  $2,650 $1,788 $2,460    $    --      $115,679
Transfers between
 geographic locations...     (940)    953  1,270  1,993      (3,276)         --
                         --------  ------ ------ ------    --------     --------
Total net sales.........  107,841   3,603  3,058  4,453      (3,276)     115,679
Operating income
 (loss).................   12,729      87    409    513        (956)      12,782
Long-lived assets.......    7,759     433     49    444         --         8,685
All other identifiable
 assets.................  121,240   4,100  2,822  2,108      (5,261)     125,009
                         --------  ------ ------ ------    --------     --------
Total assets............ $128,999  $4,533 $2,871 $2,552    $ (5,261)    $133,694
                         ========  ====== ====== ======    ========     ========
Fiscal year ended March
 31, 2001
Sales to unaffiliated
 customers.............. $190,288  $3,102 $1,871 $2,938    $    --      $198,199
Transfers between
 geographic locations...   (5,211)  2,023  1,107  2,787        (706)         --
                         --------  ------ ------ ------    --------     --------
Total net sales.........  185,077   5,125  2,978  5,725        (706)     198,199
Operating income
 (loss).................   31,896     246     54    --          762       32,958
Long-lived assets.......   20,050     401     43    668         --        21,162
All other identifiable
 assets.................  173,835   2,935  2,801  2,394     (11,936)     170,029
                         --------  ------ ------ ------    --------     --------
Total assets............ $193,885  $3,336 $2,844 $3,062    $(11,936)    $191,191
                         ========  ====== ====== ======    ========     ========


12. SUBSEQUENT EVENTS

   On April 10, 2001, we settled our patent lawsuits with KLA-Tencor Corporation. A $3.0 million one-time charge was accrued as other expense during the year ended March 31, 2001 and was paid in cash in April 2001.

   In June 2001, we replaced our Bankers Trust bank credit facility and the $3.5 million outstanding letter of credit with a new $10 million loan and security agreement and a $3.5 million letter of credit with Comerica Bank. The new bank credit facility allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 1.5%. We may request advances in an aggregate outstanding amount not to exceed $7.5 million minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility are secured by substantially all of our assets. The Comerica bank credit facility matures on March 28, 2004.

                               THERMA-WAVE, INC.

13. QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED)

                                Fiscal Year 2001 (SAB 101)                    Fiscal Year 2000
                         ---------------------------------------- ---------------------------------------------
                          Q1(1)   Q2(1)   Q3(1)    Q4      Year     Q1       Q2       Q3        Q4       Year
                         ------- ------- ------- ------- -------- -------  -------  -------  --------  --------
Net revenue............. $39,641 $47,770 $57,029 $53,759 $198,199 $21,141  $25,913  $31,977  $ 36,648  $115,679
Gross profit............  19,540  23,363  29,396  24,479   96,778   8,913   12,237   15,580    18,629    55,359
Operating income........   6,140   7,792  12,222   6,804   32,958   1,003    2,304    4,093     5,382    12,782
Net income (loss)
 available to common
 stockholders........... $   416 $ 8,380 $12,302 $ 4,744 $ 25,842 $(2,545) $(1,213) $   330  $(18,069) $(21,497)
                         ======= ======= ======= ======= ======== =======  =======  =======  ========  ========
Basic net income (loss)
 per share.............. $  0.02 $  0.36 $  0.52 $  0.20 $   1.10 $ (0.31) $ (0.19) $ (0.05) $  (1.00) $  (1.72)
                         ======= ======= ======= ======= ======== =======  =======  =======  ========  ========
Diluted net income
 (loss) per share....... $  0.02 $  0.34 $  0.49 $  0.19 $   1.02 $ (0.31) $ (0.19) $ (0.05) $  (0.87) $  (1.72)
                         ======= ======= ======= ======= ======== =======  =======  =======  ========  ========

--------
(1) Quarterly amounts for the first three quarters of fiscal 2001 have been restated from those previously reported in our quarterly reports on Form 10-Q to reflect the retroactive adoption of SAB 101 as of April 1, 2000.

                                                          Year Ended March 31,
                                                                  2001
                                                         -----------------------
                                                           Q1      Q2      Q3
                                                         ------- ------- -------
Net revenue--Previously reported.......................  $41,586 $50,263 $57,310
Net revenue--As restated...............................   39,641  47,770  57,029
Gross profit--Previously reported......................   21,034  25,378  29,214
Gross profit--As restated..............................   19,540  23,364  29,396
Operating income--Previously reported..................    7,634   9,806  12,040
Operating income--As restated..........................    6,140   7,792  12,222
Income (loss) before cumulative effect of change in
 accounting principle and extraordinary charge--
 Previously restated...................................    7,676  10,705  12,084
Income (loss) before cumulative effect of change in
 accounting principle and extraordinary charge--As
 restated..............................................    6,703   8,380  12,302
Net income (loss) available to common stockholders--
 Previously reported...................................    7,676  10,705  12,084
Net income (loss) available to common stockholders--As
 restated..............................................      416   8,380  12,302

Basic net income per share:
Income before cumulative effect of change in accounting
 principle
 --Previously reported.................................  $  0.33 $  0.46 $  0.52
Income before cumulative effect of change in accounting
 principle
 --As restated.........................................     0.29    0.36    0.52
Net income--Previously reported........................     0.33    0.46    0.52
Net income--As restated................................     0.02    0.36    0.52

Diluted net income per share:
Income before cumulative effect of change in accounting
 principle
 --Previously reported.................................  $  0.31 $  0.43 $  0.48
Income before cumulative effect of change in accounting
 principle
 --As restated.........................................     0.27    0.34    0.49
Net income--Previously reported........................     0.31    0.43    0.48
Net income--As restated................................     0.02    0.34    0.49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning directors and executive officers of Therma-Wave, Inc. appears in the Proxy Statement for our 2001 annual stockholders meeting, under the "Management" section. This portion of the Proxy Statement in incorporated herein by reference.

ITEM 11.  COMPENSATION OF EXECUTIVE OFFICERS

   Information concerning compensation of executive officers of Therma-Wave, Inc. appears in the Proxy Statement, under the "Management" section. This portion of the Proxy Statement in incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning the security ownership of certain beneficial owners and management appears in Therma-Wave's proxy statement, under the "Principle Stockholders" section. This portion of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning certain relationships and related transactions appears in Therma-Wave's proxy statement, under the "Related Party Transactions" section. This portion of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

    (i) Consolidated Financial Statements--See "Item 8. Financial Statements and Supplementary Data"

    (ii) Financial Statement Schedule:

                                                                      Form 10-K
                                                                     page number
                                                                     -----------
          Schedule II--Valuation and Qualifying Accounts............      53

    All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

   (b) Reports on Form 8-K

    None filed within the past quarter.

   (c) Exhibits

  Exhibit
   Number                               Description
  -------                               -----------
    (3) 3.1 Restated Certificate of Incorporation of Therma-Wave.

        3.2 Amended and Restated By-Laws of Therma-Wave.

    (1) 4.2 Indenture, dated as of May 15, 1997, by and among Therma-Wave and IBJ Schroder Bank & Trust Company, as trustee.

    (3) 4.3 Supplemental Indenture, dated February 23, 2000, by and between
            Therma-Wave and The Bank of New York as Trustee.

    (1) 4.4 Form of Series B 10 5/8% Senior Notes.

    (2) 4.5 Form of certificate representing shares of Common Stock.

 # (1) 10.1 Employment Agreement, dated as of May 16, 1997, by and between
            Therma-Wave and Dr. Allan Rosencwaig.

     # 10.2 Leave of Absence Agreement between Therma-Wave, Inc. and Allan
            Rosencwaig.

 # (1) 10.3 Employment Agreement, dated as of May 16, 1997, by and between
            Therma-Wave and W. Lee Smith.

 # (1) 10.4 Employment Agreement, dated as of May 16, 1997, by and between
            Therma-Wave and Jon L. Opsal.

 # (1) 10.6 Executive Stock Agreement, dated as of May 16, 1997, by and Therma-
            Wave and Dr. Allan Rosencwaig.

 # (1) 10.8 Executive Stock Agreement, dated as of May 16, 1997, by and between
            Therma-Wave and W. Lee Smith.

 # (1) 10.9 Executive Stock Agreement, dated as of May 16, 1997, by and between
            Therma-Wave and Jon L. Opsal.

   Exhibit
   Number                                Description
   -------                               -----------
   (1) 10.11 Development License Agreement, dated June 12, 1992, by and among
             Therma-Wave and Therma-Wave K.K., Toray Industries, Inc. and
             Shimadzu Corporation.

   (1) 10.12 New Development Agreement, dated December 22, 1995, by and between
             Therma-Wave and Toray Industries, Inc.

   (1) 10.13 Lease Agreement, dated as of May 26, 1995, by and between Therma-
             Wave and Sobrato Interests.

   (1) 10.14 Advisory Agreement, dated as of May 16, 1996, between Therma-Wave and Bain Capital, Inc.

   (1) 10.15 Credit Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent, and certain financial institutions named therein.

   (1) 10.16 Pledge Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent.

   (1) 10.17 Security Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent.

 # (1) 10.18 Therma-Wave, Inc. 1997 Stock Purchase and Option Plan.

   (1) 10.19 Registration Agreement, dated as of May 16, 1997, between Therma-
             Wave and the stockholders named therein.

 # (1) 10.20 Stock Repurchase Agreement, dated as of January 26, 1996, between
             Toray Industries, Inc. and the key employees of Therma-Wave named therein.

 # (1) 10.21 Key Employee Stock Agreement, dated as of October 30, 1991 and amended as of December 16, 1994, by and among Toray Industries, Inc., TS Subsidiary Corp., Therma-Wave, Inc. and the key employees named therein.

 # (3) 10.22 Therma-Wave, Inc. 2000 Equity Incentive Plan.

   (2) 10.23 First Amendment to Credit Agreement, dated as of June 30, 1998, between Therma-Wave and Bankers Trust Company, as agent, (incorporated herein by reference to Exhibit 10.1 of Therma-Wave's
             Quarterly Report on Form 10-Q for the quarter ended July 5, 1998.)

 # (3) 10.24 Employment Agreement, dated as of August 3, 1998, by and between
             Therma-Wave and Martin M. Schwartz.

 # (2) 10.25 Employment Agreement, dated as of August 10, 1998, by and between
             Therma-Wave and L. Ray Christie.

 # (3) 10.26 Amended and Restated Therma-Wave 2000 Employee Stock Purchase
             Plan.

   (2) 10.27 Second Amendment to Credit Agreement, dated as of August 3, 1999, between Therma-Wave and Bankers Trust Company, as agent.

 # (2) 10.28 Employee Stock Purchase and Option Plan.

 # (2) 10.29 1997 Special Employee Stock Purchase and Option Plan.

   (3) 10.30 Third Amendment to Credit Agreement, dated as of March 1, 2000, between Therma-Wave and Bankers Trust Company, as agent.

 # (3) 10.31 Therma-Wave Executive Deferred Compensation Plan, effective
             January 1, 2000.

   (3) 10.32 Lease between Minos Management, Inc. as Landlord, and Therma-Wave as Tenant, dated May 31, 2000.

   Exhibit
   Number                               Description
   -------                              -----------
 # (3) 10.33 Form of Indemnification Agreement.

 * (4) 10.34 Development and Cooperation Agreement entered into by and among
             Applied Materials, Inc. and Therma-Wave, Inc., effective as of
             July 24, 2000.

 * (4) 10.35 Technology Escrow Agreement entered into by and among Applied
             Materials, Inc. and Therma-Wave, Inc., effective as of July 24,
             2000.

       10.36 Loan and Security Agreement, Dated March 28, 2001, by and between
             Therma-Wave, Inc. and Comerica Bank-California.

   (1) 21.1  Subsidiaries of Therma-Wave.

       23.1  Consent of Independent Accountants.

       99.1  Risk Factors.

--------
 *  Confidential treatment has been granted for portions of this agreement.
 #  Denotes management contract or compensatory plan.
(1) Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave's Registration Statement on Form S-4 (Registration No. 333-29871).
(2) Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave's Registration Statement on Form S-1 (Registration No. 333-76019).
(3) Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave's Annual Report on Form 10-K for the period ended March 31, 2000 (Registration No. 333-29871).
(4) Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave's Quarterly report on Form 10-Q for the period ended September 30, 2000 (Registration No. 000-26911).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Therma-Wave, Inc.

                                                   /s/ Martin M. Schwartz
                                          By: _________________________________
                                                     Martin M. Schwartz
                                             Chairman of the Board, President,
                                                Chief Executive Officer and
                                                          Director

Dated: June 20, 2001

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin M. Schwartz and L. Ray Christie, and each of them, his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in her/her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Martin M. Schwartz           Chairman of Board,            June 20, 2001
______________________________________  President, Chief
         Martin M. Schwartz             Executive Officer and
                                        Director (Principal
                                        Executive Officer)

       /s/ L. Ray Christie             Vice President, Chief         June 20, 2001
______________________________________  Financial Officer and
           L. Ray Christie              Secretary (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ Allan Rosencwaig            Director                      June 20, 2001
______________________________________
           Allan Rosencwaig

       /s/ G. Leonard Baker            Director                      June 20, 2001
______________________________________
           G. Leonard Baker

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ David Dominik              Director                      June 20, 2001
______________________________________
            David Dominik

        /s/ Ian K. Loring              Director                      June 20, 2001
______________________________________
            Ian K. Loring

        /s/ Frank Alvarez              Director                      June 20, 2001
______________________________________
            Frank Alvarez

        /s/ John D'Errico              Director                      June 20, 2001
______________________________________
            John D'Errico

         /s/ David Aspnes              Director                      June 20, 2001
______________________________________
             David Aspnes

                               THERMA-WAVE, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Additions
                        -----------------------------------------------------------
                                              Charged to
                        Balance at Charged to   Other
                        Beginning  Costs and   Accounts  Deductions--  Balance at
      Description       of Period   Expenses   Describe  Describe(1)  End of Period
      -----------       ---------- ---------- ---------- ------------ -------------
Year ended March 31,
 2001:
  Reserves and
   allowances deducted
   from asset accounts;
   Allowance for
   Doubtful Accounts,
   Returns and
   Allowances..........   $1,472     $ --       $ --         $376        $1,096
Year ended March 31,
 2000:
  Reserves and
   allowances deducted
   from asset Accounts:
   Allowance for
   Doubtful Accounts,
   Returns and
   Allowances..........   $1,911     $ --       $ --         $439        $1,472
Year ended March 31,
 1999:
  Reserves and
   allowances deducted
   from asset accounts;
   Allowance for
   Doubtful Accounts,
   Returns and
   Allowances..........   $3,016     $(631)     $ --         $474        $1,911

--------
(1) Represents specific customer accounts written off.

                                                                  SKU# 1882 PS01