Form 10-Q
period 2001-07-01
THERMA WAVE INC
filed 2001-08-15
CIK 828119

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

(Mark one)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

    For the quarterly period ended July 1, 2001

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

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

                             Yes      X        No
                                   -------          _______

     Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

               Class                         Outstanding as of July 31, 2001
--------------------------------------------------------------------------------
    Common stock, $.01 par value                        24,129,898

                               THERMA-WAVE, INC.
                                   FORM 10-Q

                                     INDEX

Part I.  Financial Information

Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           June 30, 2001 and March 31, 2001.................................           3

         Condensed Consolidated Statements of Operations
           Three months ended June 30, 2001 and 2000........................           4

         Condensed Consolidated Statements of Cash Flows
            Three months ended June 30, 2001 and 2000.......................           5

         Notes to Unaudited Condensed Consolidated Financial Statements.....           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................           9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........          14


Part II. Other Information

Item 1.  Legal Proceedings..................................................          15

Item 2.  Changes in Securities and Use of Proceeds..........................          15

Item 3.  Defaults Upon Senior Securities....................................          15

Item 4.  Submission of Matters to a Vote of Security Holders................          15

Item 5.  Other Information..................................................          15

Item 6.  Exhibits and Reports on Form 8-K...................................          15

Signatures..................................................................          16

Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements


                               THERMA-WAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                                 June 30,               March 31,
                                                                   2001                   2001
                                                                ---------              ---------
                            ASSETS
Current assets:
 Cash and cash equivalents                                       $ 61,252              $  55,725
 Short-term investments                                            15,510                 19,850
 Accounts receivable, net                                          31,513                 43,348
 Inventories                                                       44,698                 47,181
 Other current assets                                               3,188                  3,925
                                                                ---------              ---------
    Total current assets                                          156,161                170,029

 Property and equipment, net                                       14,830                 14,478
 Deferred income taxes                                              3,405                  3,405
 Other assets                                                       3,800                  3,279
                                                                ---------              ---------
    Total assets                                                 $178,196              $ 191,191
                                                                =========              =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                $  4,868              $  12,547
 Accrued Warranty Costs                                             4,548                  3,742
 Deferred Revenue                                                  13,537                 17,096
 Income Tax Payable                                                 8,937                 10,810
 Other current liabilities                                          8,481                 15,985
                                                                ---------              ---------
    Total current liabilities                                      40,371                 60,180
 Long term debt                                                        16                     16
 Other liabilities                                                  2,222                  1,913
                                                                ---------              ---------
    Total liabilities                                              42,609                 62,109

Stockholders' equity
 Common stock                                                         241                    240
 Additional paid-in capital                                       231,784                230,646
 Notes receivable from stockholders                                  (210)                  (212)
 Accumulated deficit                                              (94,706)              (100,129)
 Other comprehensive loss                                          (1,522)                (1,463)
                                                                ---------              ---------
    Total stockholders' equity                                    135,587                129,082
                                                                ---------              ---------
    Total liabilities and stockholders' equity                   $178,196              $ 191,191
                                                                =========              =========

    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                Three months ended
                                                                                      June 30,
                                                                           -----------------------------
                                                                            2001                   2000
                                                                           -------               -------
Net revenue                                                                $37,821               $39,641
Cost of revenue                                                             20,149                20,101
                                                                           -------               -------
Gross profit                                                                17,672                19,540

Operating expenses:
  Research and development                                                   6,981                 7,519
  Selling, general and administrative                                        5,707                 5,881
                                                                           -------               -------
         Total operating expenses                                           12,688                13,400
                                                                           -------               -------

Operating income                                                             4,984                 6,140

Other income (expense):
  Interest expense                                                             (84)                  (60)
  Interest income                                                              832                 1,039
  Other, net                                                                    39                    12
                                                                           -------               -------
         Total other income                                                    787                   991
                                                                           -------               -------

Income before provision for income taxes                                     5,771                 7,131
Provision for income taxes                                                    (346)                 (428)
                                                                           -------               -------
Income before cumulative effect of change in accounting principle            5,425                 6,703
Cumulative effect of change in accounting principle, net of taxes                -                (6,287)
                                                                           -------               -------
Net income                                                                 $ 5,425               $   416
                                                                           =======               =======

Basic net income per share:
  Income before cumulative effect of change in accounting
   principle                                                               $  0.23               $  0.29
  Cumulative effect of change in accounting principle                            -                 (0.27)
                                                                           -------               -------
Basic net income per share                                                 $  0.23               $  0.02
                                                                           =======               =======

Diluted net income per share:
  Income before cumulative effect of change in accounting
   principle                                                               $  0.22               $  0.27
  Cumulative effect of change in accounting principle                            -                 (0.25)
                                                                           -------               -------
Diluted net income per share                                               $  0.22               $  0.02
                                                                           =======               =======

Weighted average common shares outstanding:
  Basic                                                                     23,786                23,148
  Diluted                                                                   25,133                24,853

    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                 Three months ended
                                                                      June 30,
                                                             -----------------------------
                                                               2001                 2000
                                                             -------               -------
Operating activities:
 Net income                                                   $  5,425              $   416
 Adjustments to reconcile net income to net cash used
  by operating activities:
   Change in Accounting Principles                                                    6,287
   Depreciation and amortization                                 1,366                  778
 Changes in assets and liabilities:
   Accounts receivable                                          11,835               (8,122)
   Inventories                                                   2,483               (5,137)
   Other assets                                                    248                 (560)
   Other liabilities                                           (19,472)               6,259
                                                              --------              -------
    Net cash provided (used) by operating activities             1,885                  (79)
                                                              --------              -------

Investing activities:
  Purchases of property and equipment                           (1,620)              (1,004)
  Short-term investments                                         4,340                    -
  Other                                                           (130)                (190)
                                                              --------              -------
     Net cash provided (used) by investing activities            2,590               (1,194)

Net cash provided by financing activities                        1,052                  436
                                                              --------              -------

 Net increase (decrease) in cash and cash equivalents            5,527                 (837)
 Cash and cash equivalents at beginning of period               55,725               75,200
                                                              --------              -------
 Cash and cash equivalents at end of period                   $ 61,252              $74,363
                                                              ========              =======

 Supplementary disclosures:
  Cash paid for interest                                      $     57              $    57
                                                              ========              =======
  Cash paid for taxes                                         $  2,445              $     1
                                                              ========              =======


    See accompanying notes to condensed consolidated financial statements.

                               THERMA-WAVE, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2001, and the operating results and cash flows for the three months ended June 30, 2001 and 2000. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2001.

          The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on March 31, 2002.

          The first quarters of fiscal years 2002 and 2001 and the fiscal year 2001 ended on July 1, 2001, July 2, 2000 and April 1, 2001, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the month proceeding each of these dates.

2.  Inventories

          Inventories are summarized as follows (in thousands):

                                        June 30, 2001                March 31, 2001
                                 --------------------------    -------------------------

Purchased materials                       $20,727                      $22,197
Systems in process                         17,181                       19,571
Finished systems                            6,790                        5,413
                                          -------                      -------
                                          $44,698                      $47,181
                                          =======                      =======


3.  Comprehensive Income

          Comprehensive income consists of net income for the period and change in accumulated foreign currency translation adjustments during the period. For the quarters ended June 30, 2001 and 2000, comprehensive income amounted to approximately $5.4 million and $424,000, respectively.

4.  Change in Accounting Principle

          Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Equipment sales are accounted for as multiple-element arrangement sales as described in SAB 101. The total revenue is allocated to each component of the multi-element arrangement. Revenue on each element is recognized when the contractual obligations have been performed, risk of loss has passed to the customer, collection is probable and customer acceptance has been obtained if applicable. Revenue from systems and spare parts are generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the period of the contract. Estimated contractual warranty obligations are recorded when related sales are recognized.

          In accordance with guidance provided in SAB 101, we recorded $6.3 million (net of income tax benefit of $0.4 million), or $0.25 per diluted share, as the cumulative effect of the change in accounting principle as of April 1, 2000. All periods presented are consistent with the guidance provided in SAB 101.

          During the quarters ended June 30, 2001 and 2000, we recognized $1.5 million and $2.7 million respectively out of the $9.4 million revenue that was included in the cumulative effect adjustment as of April 1, 2000.

5.  Net Income Per Share

          Basic net income per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events. Diluted net income per share is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

          1,071,086 and 109,736 shares of stock options outstanding as of June 30, 2001 and 2000, respectively, were not included in the calculation of diluted net income per share since their inclusion would be anti-dilutive. The weighted average exercise prices for anti-dilutive stock options as of June 30, 2001 and 2000 were $21.67 and $28.09, respectively.

6.  Recently Issued Accounting Statements

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

          In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangibles and supercedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, with certain early adoption permitted.

7.  Commitments and Contingencies

          We are involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those risks identified under the heading "Risk Factors" in Exhibit
  99.1 of this quarterly report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. We have experienced and expect to continue to experience significant fluctuations in our quarterly results of operations. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. A variety of factors could have an influence on the level of our revenues in a particular quarter. These factors include the cyclical nature of the semiconductor industry, the condition of the economy as a whole, the risk that factors which allowed us to experience relatively good performance in industry downturns may not protect us in future downturns, the timing of the receipt of orders from major customers, customer cancellations or delays of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, our ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by ourselves or our competitors, the timing of research and development expenditures, and the future development of marketing and service capabilities. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur.


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

     Opti-Probe CD Product Family.   Opti-Probe CD systems are spectroscopic
  ellipsometer-based systems that provide revolutionary, nondestructive Critical Dimension (CD) metrology for the smallest features of the next generations of integrated circuits (IC's).

     Meta-Probe Product Family.   Meta-Probe thin film measurement systems
  utilize a patented technique based on x-ray reflectometry to rapidly measure thickness, density, and roughness of each film in multi-layer stacks.

     Integra Product Family.   Our Integra line of integrated metrology products
  is a broad-based family of compact metrology "modules" which will be installed and function with an IC process system, such as an etch or chemical vapor deposition system, to provide metrology on each wafer before it exits the process tool.

     Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Historically, revenue from systems and spare parts was generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the period of the contract. Estimated contractual warranty obligations are recorded when related sales are recognized. Under SAB 101, equipment sales are accounted for as multiple-element arrangement sales as described in SAB 101. The total revenue is allocated to each component of the multi-element arrangement. Revenue on each element is recognized when the contractual obligations have been performed, risk of loss has passed to the customer, collection is probable and customer acceptance has been obtained if applicable. Discussion and analysis of net revenue, gross profit in this quarterly report on Form 10-Q is based on SAB 101.

     During the three months ended June 30, 2001, we derived approximately 89% of our revenues from system sales, 5% from sales of replacement and spare parts, including associated labor, and 6% from service contracts. During the three months ended June 30, 2000, we derived approximately 89% of our revenues from system sales, 7% from sales of replacement and spare parts, including associated labor, and 4% from service contracts.

     International sales accounted for approximately 59% and 69% of our total revenues for the three months ended June 30, 2001 and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.


  Results of Operations

     The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three months ended June 30, 2001 and 2000 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                                          For the Three Months Ended
                                                                   June 30,
                                                          ---------------------------
                                                            2001               2000
                                                          --------            -------
Net revenues                                                 100.0 %            100.0 %
Cost of revenues                                              53.3               50.7
                                                          --------            -------
Gross profit                                                  46.7               49.3

Operating Expenses:
     Research and development                                 18.5               19.0
     Selling, general and administrative                      15.0               14.8
                                                          --------            -------
          Total operating expenses                            33.5               33.8

Operating income                                              13.2               15.5

Other income (expense):
     Interest expense                                         (0.2)              (0.2)
     Interest income                                           2.2                2.6
     Other, net                                                0.1                0.1
                                                          --------            -------
          Total other income                                   2.1                2.5
Income before income taxes                                    15.3               18.0
Provision for income taxes                                    (1.0)              (1.1)
                                                          --------            -------
Income before cumulative effect of change in accounting
  principle                                                   14.3               16.9
Cumulative effect of change in accounting principle, net of
  taxes                                                          -              (15.9)
                                                          --------            -------
Net income                                                    14.3 %              1.0 %
                                                          ========            =======


     Net Revenues. Net revenues for the fiscal quarters ended June 30, 2001 and 2000 were $37.8 million and $39.6 million, respectively, representing a decrease of $1.8 million or 4.6%. Compared to the prior fiscal quarter, net revenues decreased $16 million or 29.6% from $53.8 million. . The decrease in revenue was the result of capital spending reductions by our customers due to the cyclical downturn of the semiconductor industry and the weakness of the global economy.

     In the near future, we may continue to expect low order booking rates, rescheduling of delivery and order cancellations based on current industry conditions. If we are unsuccessful in our efforts to secure existing production orders, our results of operations will be materially adversely impacted in the near-term.

     Gross Profit.   Gross profit for the first quarter of fiscal 2002 decreased
  27.8% to $17.7 million from $24.5 million in the previous fiscal quarter. Compared to the same quarter of fiscal 2001, gross profit decreased $1.9 million or 9.6%. As a percentage of net revenues, gross margin for current quarter was 46.7%, compared to 45.5% for last fiscal quarter and 49.3% for the same quarter of last fiscal year. The decrease in gross margin was primarily attributable to lower production levels, with relatively stable overhead costs.

     Research and Development ("R&D") Expenses. R&D expenses for the first quarter of fiscal 2002 were $7.0 million, a decrease of 17% from the prior quarter and a decrease of 7% from the first quarter of last fiscal year. The decrease was primarily the result of reduction of contract labor as well as decreased patent defense expense. We continue committing significant resources to the development of new products. We believe that technical leadership is essential to our success and will eventually benefit us when the next economic upturn comes. In the near term we do not expect to reduce spending on our current key R&D projects.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the first quarter of fiscal 2002 were $5.7 million, a decrease of 38.4% from SG&A expenses of $9.3 million in the prior fiscal quarter, which included a $1.7 million one-time charge. Compared to the first quarter of last fiscal year, SG&A expense decreased 3%. The decrease from the prior fiscal quarter was due to lower sales commissions resulting from the lower sales volume as well as the effect of implementing strong cost containment measures.

     Other Income.   Other income for the first quarter of fiscal 2002 was $0.8 million, which was slightly lower than that of the prior fiscal quarter (after excluding a $3.0 million litigation settlement charge) as well as the first quarter of the prior fiscal year. We derived other income primarily from the investment of our cash on hand. The decrease in other income was attributable to lower average interest rates for the period.

     Provision for Income Taxes.   For the first quarter of fiscal 2002, we
  recorded a $0.3 million provision for income taxes using an effective tax rate of 6%.

     Net Income. Net income was $5.4 million for the first quarter of fiscal 2002, 14% higher than net income of $4.7 million in the prior fiscal quarter, which included $4.7 million in one-time charges. Before the cumulative effect of changes in accounting principles regarding our revenue recognition practices, net income for the quarter ended June 30, 2001 decreased 19% compared to that of same quarter of last fiscal year.

  Liquidity and Capital Resources

     Our principal liquidity requirements are for working capital. We have funded our operating activities principally from funds generated from operations, tax refunds and net proceeds from an initial public offering.

     Cash flows provided (used) by operating activities were $1.9 million and $0.1 million for the first quarters of fiscal 2002 and 2001, respectively. The increase in cash flow provided by operating activities from fiscal year 2001 to 2002 is mainly due to net income and reductions in working capital.

     Cash flows provided (used) by investing activities were $2.6 million and $(1.2) million for the first quarters of fiscal 2002 and 2001, respectively. Purchases of property and equipment were $1.6 million and $1.0 million for the first quarters of fiscal 2002 and 2001, respectively. Cash used for the purchase of property and equipment in the first three months of fiscal 2002 was offset by a net decrease of $4.3 million in short-term investments.

     Cash flows provided by financing activities were $1.1 million and $0.4 million for the first three months of fiscal 2002 and 2001, respectively. The increase in cash flow provided by operating activities from fiscal year 2001 to 2002 was primarily due to the exercise of stock options and issuance of common stock under the employee stock purchase plan.

     In June 2001, we replaced our existing bank credit facility and an associated $3.5 million outstanding letter of credit with a new $10 million loan and security agreement and a $3.5 million letter of credit with Comerica Bank. This new bank credit facility allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 1.5%. We may request advances in an aggregate outstanding amount not to exceed $7.5 million minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility are secured by substantially all of our assets. The Comerica bank credit facility matures on March 28, 2004.

     Our principal sources of funds are anticipated to be cash and short-term investments on hand ($76.8 million as of June 30, 2001), cash flows from operating activities and, if necessary, borrowings under the bank credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations for at least the next two years. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

  Market Risk Disclosures

     The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates. We do not have any derivative financial instruments.

  Interest Rate Risk

     As of June 30, 2001, our cash included money market securities and commercial paper. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Part II. Other Information

Item 1. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are included herein:

     Exhibit
     Number         Description
     10.26.1        Amendment No. 1 to 2000 Employee Stock Purchase Plan
     10.37          Amendment to Employment Agreement between Therma-Wave, Inc.
                    and Martin M. Schwartz
     99.1           Risk Factors. (1)

     ___________
         (1) Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the period ended March 31, 2001 (Registration No. 000-26911)

     (b) Reports on Form 8-K

     None

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

                                August 15, 2001