Form 10-Q
period 2001-09-30
THERMA WAVE INC
filed 2001-11-14
CIK 828119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-26911

THERMA-WAVE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3000561
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1250 Reliance Way
Fremont, California    94539
(Address of Principal Executive Offices Including Zip Code)

(510) 668-2200
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

      Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2001
Common stock, $.01 par value	24,259,258

THERMA-WAVE, INC.
TABLE OF CONTENTS

PART II. OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

                                                      September 30,  March 31,
                                                          2001         2001
                                                      -----------  ------------
                           ASSETS
Current assets:
 Cash and cash equivalents.......................... $    58,446  $     55,725
 Short-term investments.............................      19,171        19,850
 Accounts receivable, net...........................      24,734        43,348
 Inventories........................................      44,489        47,181
 Other current assets...............................       2,670         3,925
                                                      -----------  ------------
    Total current assets............................     149,510       170,029
 Property and equipment, net........................      13,967        14,478
 Deferred income taxes..............................       3,405         3,405
 Other assets.......................................       4,251         3,279
                                                      -----------  ------------
    Total assets....................................     171,133       191,191
                                                      ===========  ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................       4,037        12,547
 Accrued warranty costs.............................       3,831         3,742
 Deferred revenue...................................       9,952        17,096
 Income tax payable.................................       8,579        10,810
 Other current liabilities..........................       7,581        15,985
                                                      -----------  ------------
    Total current liabilities.......................      33,980        60,180
 Long term debt.....................................          16            16
 Other liabilities..................................       2,370         1,913
                                                      -----------  ------------
    Total liabilities...............................      36,366        62,109

Stockholders' equity
 Common stock.......................................         242           240
 Additional paid-in capital.........................     232,872       230,646
 Notes receivable from stockholders.................        (201)         (212)
 Accumulated deficit................................     (96,919)     (100,129)
 Accumulated other comprehensive loss...............      (1,227)       (1,463)
                                                      -----------  ------------
    Total stockholders' equity......................     134,767       129,082
                                                      -----------  ------------
    Total liabilities and stockholders' equity......     171,133       191,191
                                                      ===========  ============

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

                                              Three Months Ended    Six Months Ended
                                                September 30,         September 30,
                                             --------------------  --------------------
                                                2001       2000       2001       2000
                                             ---------  ---------  ---------  ---------
Net revenues............................... $  21,660  $  47,770  $  59,481  $  87,411
Cost of revenues...........................    13,106     24,407     33,255     44,508
                                             ---------  ---------  ---------  ---------
Gross profit...............................     8,554     23,363     26,226     42,903

Operating expenses:
  Research and development.................     6,533      8,676     13,514     16,195
  Selling, general and administrative......     5,298      6,896     11,005     12,778
                                             ---------  ---------  ---------  ---------
         Total operating expenses..........    11,831     15,572     24,519     28,973
                                             ---------  ---------  ---------  ---------
Operating income (loss)....................    (3,277)     7,791      1,707     13,930
Other income (expense):
  Interest expense.........................       (23)       (52)      (107)      (112)
  Interest income..........................       751      1,045      1,583      2,084
  Other, net...............................       (12)       130         27        143
                                             ---------  ---------  ---------  ---------
         Total other income................       716      1,123      1,503      2,115
                                             ---------  ---------  ---------  ---------
Income before provision for income taxes...    (2,561)     8,914      3,210     16,045
Provision for income taxes.................       346       (534)        --       (962)
                                             ---------  ---------  ---------  ---------
Income before cumulative effect of
  change in accounting principle...........    (2,215)     8,380      3,210     15,083
Cumulative effect of change in
  accounting principle, net of taxes.......        --         --         --     (6,287)
                                             ---------  ---------  ---------  ---------
Net income (loss).......................... $  (2,215) $   8,380  $   3,210  $   8,796
                                             =========  =========  =========  =========
Basic net income (loss) per share:
  Income before cumulative effect
   of change in accounting principle....... $   (0.09) $    0.36  $    0.13  $    0.65
  Cumulative effect of change in
   accounting principle....................        --         --         --      (0.27)
                                             ---------  ---------  ---------  ---------
Basic net income (loss) per share.......... $   (0.09) $    0.36  $    0.13  $    0.38
                                             =========  =========  =========  =========
Diluted net income (loss) per share:
  Income before cumulative effect
   of change in accounting principle....... $   (0.09) $    0.34  $    0.13  $    0.60
  Cumulative effect of change in
   accounting principle....................        --         --         --      (0.25)
                                             ---------  ---------  ---------  ---------
Diluted net income (loss) per share........ $   (0.09) $    0.34  $    0.13  $    0.35
                                             ========= ==========  =========  =========
Weighted average common shares outstanding:
  Basic....................................    23,968     23,328     23,902     23,297
  Diluted..................................    23,968     24,980     25,188     24,915

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                            Six Months Ended
                                                             September 30,
                                                          --------------------
                                                             2001       2000
                                                          ---------  ---------
Operating activities:
 Net income............................................. $   3,210  $   8,796
 Adjustments to reconcile net income to net cash used
  by operating activities:
   Change in accounting principles......................        --      6,287
   Depreciation and amortization........................     2,468      1,562
 Changes in assets and liabilities:                             --         --
   Accounts receivable..................................    18,614    (19,826)
   Inventories..........................................     2,692    (15,771)
   Other assets.........................................       441       (401)
   Other liabilities....................................   (25,687)    10,513
                                                          ---------  ---------
    Net cash provided (used) by operating activities....     1,738     (8,840)

Investing activities:
  Purchases of property and equipment...................    (1,757)    (3,024)
  Short-term investments................................       679     (9,482)
  Other.................................................      (358)      (351)
                                                          ---------  ---------
     Net cash used by investing activities..............    (1,436)   (12,857)

Financing activities:
  Proceeds from issuance of common stock................     2,228      1,985
  Principal payments under capital leas obligations.....       (56)      (433)
  Other.................................................       247        (28)
                                                          ---------  ---------
Net cash provided by financing activities...............     2,419      1,524
                                                          ---------  ---------
 Net increase (decrease) in cash and cash equivalents...     2,721    (20,173)
 Cash and cash equivalents at beginning of period.......    55,725     75,200
                                                          ---------  ---------
 Cash and cash equivalents at end of period............. $  58,446  $  55,027
                                                          =========  =========
 Supplementary disclosures:
  Cash paid for interest................................ $      57  $     114
                                                          =========  =========
  Cash paid for taxes................................... $   2,453  $     371
                                                          =========  =========

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2001, and the operating results and cash flows for the three and six months ended September 30, 2001 and 2000. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2001.

The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on March 31, 2002.

The second quarters of fiscal years 2002 and 2001 and the fiscal year 2001 ended on September 30, 2001, October 1, 2000 and April 1, 2001, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the month proceeding each of these dates.

2. Inventories

Inventories are summarized as follows (in thousands):

                                     September 30,   March 31,
                                         2001          2001
                                     ------------  ------------
Purchased materials................ $     23,440  $     22,197
Systems in process.................       14,095        19,571
Finished systems...................        6,954         5,413
                                     ------------  ------------
                                    $     44,489  $     47,181
                                     ============  ============

3. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) for the period and change in accumulated foreign currency translation adjustments during the period. For the quarters ended September 30, 2001 and 2000, comprehensive income (loss) amounted to approximately $(1.9) million and $8.3 million, respectively. For the six months ended September 30, 2001 and 2000, comprehensive income amounted to approximately $3.5 million and $8.7 million, respectively.

4. Change in Accounting Principle

Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Equipment sales are accounted for as multiple-element arrangement sales as described in SAB 101. The total revenue is allocated to each component of the multi-element arrangement. Revenue on each element is recognized when the contractual obligations have been performed, risk of loss has passed to the customer, collection is probable and customer acceptance has been obtained, if applicable. Revenue from systems and spare parts is generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the period of the contract. Estimated contractual warranty obligations are recorded when related sales are recognized.

In accordance with guidance provided in SAB 101, we recorded $6.3 million (net of income tax benefit of $0.4 million), or $0.25 per diluted share, as the cumulative effect of the change in accounting principle as of April 1, 2000. All periods presented are consistent with the guidance provided in SAB 101.

During the three months ended September 30, 2001 and 2000, we recognized $59,000 and $1.9 million, respectively, out of the $9.4 million revenue that was included in the cumulative effect adjustment as of April 1, 2000. During the six months ended September 30, 2001 and 2000, we recognized $1.5 million and $4.6 million, respectively, out of the $9.4 million revenue that was included in the cumulative effect adjustment as of April 1, 2000.

5. Net Income (Loss) Per Share

Basic net income (loss) per share and diluted net loss per share are based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events. Diluted net income per share is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

183,372 shares of unvested common stock outstanding as of September 30, 2001 were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. 1,377,939 and 106,436 shares of stock options outstanding as of September 30, 2001 and 2000, respectively, were not included in the calculation of diluted net income per share since their inclusion would be anti-dilutive. The weighted average exercise prices for anti- dilutive stock options as of September 30, 2001 and 2000 were $20.13 and $27.92, respectively.

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

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangibles and supercedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, with certain early adoption permitted. The company currently does not have any goodwill or other intangible assets that would need to be accounted for under SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB No. 30, Reporting the Result of Operations-Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 as well as interim periods within those fiscal years. The company is currently reviewing this statement to determine its effect on its Company's financial position and results of operation.

7. Commitments and Contingencies

We are involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward- looking statements as that term is defined in the Private Securities Reform Act of 1995, which are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward- looking statements, which speak only as of their dates. Such statements relating to our ability to manage our costs and reduce operating expenses, sustain our operations and cash position in an extended downturn, continue the successful development and introduction of new products and improvement of current products and trends in our financial performance are all based on current expectations. Such statements are subject to risks, uncertainties, and changes in conditions, particularly those related to industry performance in the current severe industry and economic downturn, political unrest, activities and potential successes of competitors and competing products and other risks, some of which are detailed in documents filed with the Securities and Exchange Commission, including specifically Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001. See also the discussion of forward-looking statements related to market risk in the first paragraph of Item 3 below. The Company undertakes no obligation to update the information in this Quarterly Report on Form 10-Q.

General

We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Semiconductor manufacturers use process control metrology system to monitor process parameters, increase equipment productivity, and improve device performance. Our current process control metrology systems are principally used for measuring ion implantation and thin film deposition and removal. We currently sell five product families of process control metrology systems: Therma-Probe systems, Opti-Probe systems, Opti-Probe CD systems, Meta- Probe systems, and Integra systems.

Therma-Probe Product Family. Therma-Probe systems utilize our proprietary thermal-wave technology and are the predominant non-destructive process control metrology systems used to measure the critical ion implantation process on product wafers in the integrated circuits production cycle.

Opti-Probe Product Family. Opti-Probe systems utilize our proprietary optical technologies and integrate different measurement technologies to significantly improve existing thin film metrology systems.

Opti-Probe CD Product Family. Opti-Probe CD systems are spectroscopic, scatterometry-based systems that provide revolutionary, nondestructive Critical Dimension (CD) metrology for the smallest features of the next generations integrated circuits.

Meta-Probe Product Family. Meta-Probe thin-film measurement systems utilize a patented technique based on x-ray reflectometry to rapidly and independently measure thickness, density, and roughness of each film in multi-layer stacks.

Integra Product Family. Integra line of integrated metrology systems are a broad-based family of compact metrology "modules" that function with an integrated circuit process system, such as an etch or chemical vapor deposition system, to provide metrology on each wafer before it exits the process tool.

Results of Operations

The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and six months ended September 30, 2001 and 2000 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                              Three Months Ended    Six Months Ended
                                                September 30,         September 30,
                                             --------------------  --------------------
                                                2001       2000       2001       2000
                                             ---------  ---------  ---------  ---------
Net revenues...............................     100.0%    100.0%    100.0%    100.0%
Cost of revenues...........................      60.5       51.1       55.9       50.9
                                             ---------  ---------  ---------  ---------
Gross profit...............................      39.5       48.9       44.1       49.1
                                             ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.................      30.2       18.2       22.7       18.5
  Selling, general and administrative......      24.4       14.4       18.5       14.7
                                             ---------  ---------  ---------  ---------
         Total operating expenses..........      54.6       32.6       41.2       33.2
                                             ---------  ---------  ---------  ---------
Operating income (loss)....................     (15.1)      16.3        2.9       15.9
Other income (expense):
  Interest expense.........................      (0.1)      (0.1)      (0.2)      (0.1)
  Interest income..........................       3.5        2.2        2.7        2.4
  Other, net...............................      (0.1)       0.3        0.0        0.2
                                             ---------  ---------  ---------  ---------
         Total other income................       3.3        2.4        2.5        2.5
                                             ---------  ---------  ---------  ---------
Income before provision for income taxes...     (11.8)      18.7        5.4       18.4
Provision for income taxes.................       1.6       (1.2)        --       (1.1)
                                             ---------  ---------  ---------  ---------
Income before cumulative effect of
  change in accounting principle...........     (10.2)      17.5        5.4       17.3
Cumulative effect of change in
  accounting principle, net of taxes.......        --         --         --       (7.2)
                                             ---------  ---------  ---------  ---------
Net income (loss)..........................     (10.2)%     17.5%      5.4%     10.1%
                                             ========= ==========  =========  =========

Net Revenues. Net revenues for the fiscal quarter ended September 30, 2001 were $21.7 million, a decrease of $26.1 million, or 54.7%, from $47.8 million in the same fiscal quarter of the prior year. Compared to the prior fiscal quarter, net revenues decreased $16.2 million, or 42.7%, from $37.8 million. For the six months ended September 30, 2001, net revenues were $59.5 million, a decrease of $27.9 million, or 32.0%, from $87.4 million in the comparable period of the prior year. The decrease in revenue was primarily the result of capital spending reductions by our customers due to the cyclical downturn of the semiconductor industry and the weakness of the global economy.

During the three months ended September 30, 2001, we derived approximately 80% of our revenues from system sales, 9% from sales of replacement and spare parts, including associated labor, and 11% from service contracts. During the three months ended September 30, 2000, we derived approximately 91% of our revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 3% from service contracts. During the six months ended September 30, 2001, we derived approximately 86% of our revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 8% from service contracts. During the six months ended September 30, 2000, we derived approximately 91% of our revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 3% from service contracts.

International sales accounted for approximately 59% and 67% of our total revenues for the three months ended September 30, 2001 and 2000, respectively. International sales accounted for approximately 59% and 68% of our total revenues for the six months ended September 30, 2001 and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

We do not expect our revenues to increase for at least the next two quarters and possibly longer. Low order booking rates, rescheduling of delivery and order cancellations will likely continue to deteriorate our results of operations in the near-term.

Gross Profit. Gross profit for the second quarter of fiscal 2002 was $8.6 million, a decrease of $9.1 million, or 51.6%, from $17.7 million in the previous fiscal quarter. Compared to the same quarter of fiscal 2001, gross profit decreased $14.8 million or 63.4%. As a percentage of net revenues, gross margin for the current quarter was 39.5%, compared to 46.7% for last fiscal quarter and 48.9% for the same quarter of last fiscal year. For the six months ended September 30, 2001, gross profit was $26.2 million, a decrease of $16.7 million, or 38.9%, from $42.9 million in the comparable period of the prior year. As a percentage of net revenues, gross margin for the current six months was 44.1%, compared to 49.1% in the comparable period of the prior year. Although we implemented some cost reduction measures during the quarter, these measures were not sufficient to completely offset the sharp decline in revenue and the lower overhead absorption resulting from our substantially lower production volume.

Research and Development ("R&D") Expenses. R&D expenses for the second quarter of fiscal 2002 were $6.5 million, a decrease of 6.4% from the prior quarter and a decrease of 24.7% from the second quarter of last fiscal year. For the six months ended September 30, 2001, R&D expenses were $13.5 million, a decrease of $2.7 million, or 16.6%, from $16.2 million in the comparable period of the prior year. The decrease from the prior fiscal quarter was primarily due to the reduction in discretionary expenses. The decrease from the same periods of the prior fiscal year was primarily the result of reductions in patent defense expense, contract labor and discretionary expenses. We expect to continue committing significant resources to the development of new products and other programs because we believe that technical leadership will strengthen our market position in the next economic upturn.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the second quarter of fiscal 2002 were $5.3 million, a decrease of 7.2% from SG&A expenses of $5.7 million in the prior fiscal quarter. Compared to the second quarter of last fiscal year, SG&A expenses decreased 23.2%. For the six months ended September 30, 2001, SG&A expenses were $11.0 million, a decrease of $1.8 million, or 13.9%, from $12.8 million in the comparable period of the prior year. The decrease was primarily due to lower sales commissions resulting from the lower orders and sales volume and to a lesser effect, the implementation of cost containment measures.

Other Income. Other income for the second quarter of fiscal 2002 was $0.7 million, which was 9% lower than that of the prior fiscal quarter. Compared to the second quarter of the prior fiscal year, other income decreased 36.2%. We derived other income primarily from the investment of our cash on hand. For the six months ended September 30, 2001, other income was $1.5 million, a decrease of $0.6 million, or 28.9%, from $2.1 million in the comparable period of the prior year. The decrease in other income was attributable to lower average interest rates.

Provision for Income Taxes. For the second quarter of fiscal 2002, we recorded a $0.3 million adjustment to eliminate the year-to-date provision for income taxes. The effective tax rate of 0% was based upon our projected tax loss for fiscal 2002 and our loss carryback potential.

Net Income (Loss). The combination of all the factors discussed above contributed to a net loss of $2.2 million for the second quarter of fiscal 2002, compared with net income of $5.4 million in the prior fiscal quarter, and net income of $8.4 million in the same quarter of last fiscal year. For the six months ended September 30, 2001, net income was $3.2 million, a decrease of $5.6 million, or 63.5%, from $8.8 million in the comparable period of the prior year.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital. We have funded our operating activities principally from funds generated from operations, tax refunds and net proceeds from an initial public offering.

Cash flows provided (used) by operating activities were $1.7 million and $(8.8) million for the first six months of fiscal 2002 and 2001, respectively. The increase in cash flow provided by operating activities from fiscal year 2001 to 2002 was mainly due to collections from customers and net income exceeding cash outlays for working capital and purchases of property and equipment.

Cash flows used by investing activities were $1.4 million and $12.9 million for the first six months of fiscal 2002 and 2001, respectively. Purchases of property and equipment were $1.8 million and $3.0 million for the first six months of fiscal 2002 and 2001, respectively.

Cash flows provided by financing activities were $2.4 million and $1.5 million for the first six months of fiscal 2002 and 2001, respectively. The increase in cash flow provided by financing activities from fiscal year 2001 to 2002 was primarily due to the exercise of stock options and issuance of common stock under our employee stock purchase plan.

In June 2001, we replaced our existing bank credit facility with a new $10 million loan and security agreement with Comerica Bank. This new bank credit facility allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 1.5%. We may request advances in an aggregate outstanding amount not to exceed $7.5 million minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility are secured by substantially all of its assets. The Comerica bank credit facility matures on March 28, 2004. As of September 30, 2001, there was $3.5 million letter of credit outstanding, as required by the lessor of our building, and $6.5 million of the unused borrowing capacity under the new bank credit facility. We have been in compliance with all financial covenants related to this bank credit facility.

Our principal sources of funds are anticipated to be cash and short-term investments on hand ($77.6 million as of September 30, 2001), cash flows from operating activities and, if necessary, borrowings under the bank credit facility. We expect to limit our capital spending to essential items. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations for at least the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements, to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market Risk Disclosures

The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates. We do not have any derivative financial instruments. See also the discussion of forward-looking statements in the first paragraph of Item 2 above.

Interest Rate Risk

As of September 30, 2001, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short term duration of such an investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of such a portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Part II. -- Other Information

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2001 Annual Meeting of Stockholders was held on July 27, 2001. The following proposals were voted on and approved: (1) the election of our directors; (2) an increase in the number of shares of common stock that may be issued under the 2000 Employee Stock Purchase Plan from 500,000 shares to a total of 1,500,000 shares. The vote tally was as follows:

Proposal I

Directors	Director Class	Total Vote for Each Director	Total Vote Withheld From Each Director
Frank Alvarez	II	20,136,658	279,172
David Dominik	II	20,136,558	279,272
Martin M. Schwartz	II	17,357,372	3,058,458
David Aspnes	III	20,136,758	279,072
John D'Errico	III	20,136,558	279,272

Proposal II
For	Against	Abstain
18,139,132	2,170,188	106,510

Allan Rosencwaig, G. Leonard Baker, Jr. and Ian K.
Loring continued as directors after the meeting.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is included herein:

Exhibit Number

Description

99.1

Risk Factors. (1)

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

By:

                              /s/ L. RAY CHRISTIE

                                L. RAY CHRISTIE

                            Chief Financial Officer
              (as Registrant and as Principal Accounting Officer)

                                                                                                            Dated: November 14, 2001