Form 10-Q
period 2001-12-30
THERMA WAVE INC
filed 2002-02-13
CIK 828119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001

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

      Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

Class	Outstanding as of January 31, 2002
Common stock, $.01 par value	28,811,884

THERMA-WAVE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2001

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

                                                       December 31,  March 31,
                                                          2001         2001
                                                      -----------  ------------
                           ASSETS
Current assets:
 Cash and cash equivalents.......................... $    51,723  $     55,725
 Short-term investments.............................      18,325        19,850
 Accounts receivable, net...........................      17,364        43,348
 Inventories........................................      44,997        47,181
 Other current assets...............................       5,346         3,925
                                                      -----------  ------------
    Total current assets............................     137,755       170,029
 Property and equipment, net........................      12,992        14,478
 Deferred income taxes..............................       1,379         3,405
 Other assets.......................................       4,566         3,279
                                                      -----------  ------------
    Total assets....................................     156,692       191,191
                                                      ===========  ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................       4,560        12,547
 Accrued warranty costs.............................       2,501         3,742
 Deferred revenue...................................       7,532        17,096
 Income tax payable.................................       8,417        10,810
 Other current liabilities..........................       8,145        15,985
                                                      -----------  ------------
    Total current liabilities.......................      31,155        60,180
 Long term debt.....................................          16            16
 Other liabilities..................................       2,057         1,913
                                                      -----------  ------------
    Total liabilities...............................      33,228        62,109

Stockholders' equity
 Common stock.......................................         243           240
 Additional paid-in capital.........................     232,934       230,646
 Notes receivable from stockholders.................        (201)         (212)
 Accumulated deficit................................    (107,885)     (100,129)
 Accumulated other comprehensive loss...............      (1,627)       (1,463)
                                                      -----------  ------------
    Total stockholders' equity......................     123,464       129,082
                                                      -----------  ------------
    Total liabilities and stockholders' equity......     156,692       191,191
                                                      ===========  ============

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

                                              Three Months Ended    Nine Months Ended
                                                December 31,          December 31,
                                             --------------------  --------------------
                                                2001       2000       2001       2000
                                             ---------  ---------  ---------  ---------
Net revenues............................... $  11,054  $  57,029  $  70,535  $ 144,440
Cost of revenues...........................     9,522     27,633     42,777     72,141
                                             ---------  ---------  ---------  ---------
Gross profit...............................     1,532     29,396     27,758     72,299

Operating expenses:
  Research and development.................     7,643      9,282     21,157     25,477
  Selling, general and administrative......     5,243      7,892     16,248     20,669
                                             ---------  ---------  ---------  ---------
         Total operating expenses..........    12,886     17,174     37,405     46,146
                                             ---------  ---------  ---------  ---------
Operating income (loss)....................   (11,354)    12,222     (9,647)    26,153
Other income (expense):
  Interest expense.........................       (70)       (47)      (177)      (159)
  Interest income..........................       449        902      2,032      2,986
  Other, net...............................         8        (40)        36        102
                                             ---------  ---------  ---------  ---------
         Total other income................       387        815      1,891      2,929
                                             ---------  ---------  ---------  ---------
Income (loss) before provision for income t   (10,967)    13,037     (7,756)    29,082
Provision for income taxes.................        --       (735)        --     (1,697)
                                             ---------  ---------  ---------  ---------
Income (loss)  before cumulative effect of
  change in accounting principle...........   (10,967)    12,302     (7,756)    27,385
Cumulative effect of change in
  accounting principle, net of taxes.......        --         --         --     (6,287)
                                             ---------  ---------  ---------  ---------
Net income (loss).......................... $ (10,967) $  12,302  $  (7,756) $  21,098
                                             =========  =========  =========  =========
Basic net income (loss) per share:
  Income before cumulative effect
   of change in accounting principle....... $   (0.45) $    0.52  $   (0.32) $    1.17
  Cumulative effect of change in
   accounting principle....................        --         --         --      (0.27)
                                             ---------  ---------  ---------  ---------
Basic net income (loss) per share.......... $   (0.45) $    0.52  $   (0.32) $    0.90
                                             =========  =========  =========  =========
Diluted net income (loss) per share:
  Income before cumulative effect
   of change in accounting principle....... $   (0.45) $    0.49  $   (0.32) $    1.08
  Cumulative effect of change in
   accounting principle....................        --         --         --      (0.25)
                                             ---------  ---------  ---------  ---------
Diluted net income (loss) per share........ $   (0.45) $    0.49  $   (0.32) $    0.83
                                             ========= ==========  =========  =========
Weighted average common shares outstanding:
  Basic....................................    24,114     23,446     23,995     23,370
  Diluted..................................    24,114     25,116     23,995     25,387

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                            Nine Months Ended
                                                             December 31,
                                                          --------------------
                                                             2001       2000
                                                          ---------  ---------
Operating activities:
 Net income............................................. $  (7,756) $  21,098
 Adjustments to reconcile net income to net cash used
  by operating activities:
   Change in accounting principles......................        --      6,287
   Depreciation and amortization........................     3,836      2,202
 Changes in assets and liabilities:                             --         --
   Accounts receivable..................................    25,984    (25,163)
   Inventories..........................................     2,184    (23,472)
   Other assets.........................................      (379)    (1,228)
   Other liabilities....................................   (28,816)    17,122
                                                          ---------  ---------
    Net cash used by operating activities...............    (4,947)    (3,154)
                                                          ---------  ---------
Investing activities:
  Purchases of property and equipment...................    (2,034)    (6,865)
  Short-term investments................................     1,525    (19,344)
  Other.................................................      (619)      (370)
                                                          ---------  ---------
     Net cash used by investing activities..............    (1,128)   (26,579)
                                                          ---------  ---------
Financing activities:
  Proceeds from issuance of common stock................     2,291      2,931
  Principal payments under capital lease obligations....       (65)      (461)
  Other.................................................      (153)      (326)
                                                          ---------  ---------
Net cash provided by financing activities...............     2,073      2,144
                                                          ---------  ---------
 Net increase (decrease) in cash and cash equivalents...    (4,002)   (27,589)
 Cash and cash equivalents at beginning of period.......    55,725     75,200
                                                          ---------  ---------
 Cash and cash equivalents at end of period............. $  51,723  $  47,611
                                                          =========  =========
 Supplementary disclosures:
  Cash paid for interest................................ $      77  $     171
                                                          =========  =========
  Cash paid for taxes................................... $   2,466  $     541
                                                          =========  =========

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 2001, and the operating results and cash flows for the three and nine months ended December 31, 2001 and 2000. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2001.

The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on March 31, 2002.

The third quarters of fiscal years 2002 and 2001 and the fiscal year 2001 ended on December 30, 2001, December 31, 2000 and April 1, 2001, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.

2. Inventories

Inventories are summarized as follows (in thousands):

                                      December 31,   March 31,
                                         2001          2001
                                     ------------  ------------
Purchased materials................ $     22,018  $     22,197
Systems in process.................       15,147        19,571
Finished systems...................        7,832         5,413
                                     ------------  ------------
                                    $     44,997  $     47,181
                                     ============  ============

3. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) for the period and the change in accumulated foreign currency translation adjustments during the period. For the quarters ended December 31, 2001 and 2000, comprehensive income (loss) amounted to approximately $(11.4) million and $12.1 million, respectively. For the nine months ended December 31, 2001 and 2000, comprehensive income (loss) amounted to approximately $(7.9) million and $20.8 million, respectively.

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

During the three months ended December 31, 2001 and 2000, we recognized $69,000 and $1.4 million, respectively, out of the $9.4 million revenue that was included in the cumulative effect adjustment as of April 1, 2000. During the nine months ended December 31, 2001 and 2000, we recognized $1.6 million and $6.0 million, respectively, out of the $9.4 million revenue that was included in the cumulative effect adjustment as of April 1, 2000.

5. Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the potential dilution of securities, by including stock options in the weighted average number of common shares outstanding for a period if dilutive.

The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net income (loss) per share since their inclusion would be anti-dilutive (in thousands).

                                           December 31,
                                        -----------------
                                           2001     2000
                                        -------- --------
  Common stock subject to repurchase
     (unvested)........................     150      367
  Stock options........................   2,561      162

For the three months ended December 31, 2001 and 2000, anti- dilutive stock options have a weighted average exercise price of $17.04 and $21.85, respectively. For the nine months ended December 31, 2001 and 2000, anti-dilutive stock options have a weighted average exercise price of $20.16 and $26.63, respectively.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB No. 30, Reporting the Result of Operations-Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 as well as interim periods within those fiscal years. We are currently reviewing this statement to determine its effect on our Company's financial position and results of operation.

7. Commitments and Contingencies

On December 17, 2001, we signed a definitive agreement to acquire Sensys Instruments Corporation. On December 28, 2001, Sensys was named in a patent infringement suit filed by KLA-Tencor. KLA- Tencor alleged that it patented an aspect of the integrated metrology technology that Sensys uses in their integrated product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. We believe none of the current Sensys products infringes any of the claims of KLA-Tencor's patent. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

We are involved in various legal proceedings from time to time arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business or financial condition.

8. Subsequent Event

On January 16, 2002, the Company completed its acquisition of Sensys Instruments Corporation ("Sensys"), a privately held California corporation, which was focusing primarily on the emerging market for integrated metrology. Under the terms of the agreement, approximately 5,408,000 shares of the Company's common stock are issuable for shares of Sensys, and assumed Sensys stock options and warrants. Based on the closing price of Therma-Wave's common stock over the 5 day period, representing two days before and after January 11, 2002, the aggregate purchase price represents the fair value of the shares issued to Sensys shareholders totalling approximately $72.8 million and the estimated fair value of stock options and warrants assumed totalling $14.2 million. The Company will also incur acquisition related costs, which will be included in the total purchase price. The acquisition will be accounted for as a purchase business combination subject to the guidance under FAS 141 and 142.

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

General

We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Semiconductor manufacturers use process control metrology system to monitor process parameters, increase equipment productivity, and improve device performance. Our current process control metrology systems are principally used for measuring ion implantation and thin film deposition and removal. We currently sell five product families of process control metrology systems: Therma-Probe systems, Opti-Probe systems, Opti-Probe CD systems, Meta- Probe systems, and Integrated Metrology systems.

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

Meta-Probe Product Family. Meta-Probe thin-film measurement systems utilize a patented technique based on x-ray reflectometry to rapidly and independently measure thickness, density, and roughness of each film in multi- layer stacks.

Integrated Metrology Product Family. Our Integra line of integrated metrology systems is a broad-based family of compact metrology "modules" that function with an integrated circuit process system, such as an etch or chemical vapor deposition system, to provide metrology on each wafer before it exits the process tool. With our acquisition of Sensys on January 16, 2002, we expect to complement our current technology with that of Sensys to become the leader in the emerging integrated metrology market.

Results of Operations

The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and nine months ended December 31, 2001 and 2000 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                              Three Months Ended    Nine Months Ended
                                                December 31,          December 31,
                                             --------------------  --------------------
                                                2001       2000       2001       2000
                                             ---------  ---------  ---------  ---------
Net revenues...............................     100.0%    100.0%    100.0%    100.0%
Cost of revenues...........................      86.1       48.5       60.6       49.9
                                             ---------  ---------  ---------  ---------
Gross profit...............................      13.9       51.5       39.4       50.1
                                             ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.................      69.1       16.3       30.0       17.6
  Selling, general and administrative......      47.5       13.8       23.1       14.4
                                             ---------  ---------  ---------  ---------
         Total operating expenses..........     116.6       30.1       53.1       32.0
                                             ---------  ---------  ---------  ---------
Operating income (loss)....................    (102.7)      21.4      (13.7)      18.1
Other income (expense):
  Interest expense.........................      (0.6)      (0.1)      (0.3)      (0.1)
  Interest income..........................       4.1        1.6        2.9        2.1
  Other, net...............................       0.0         --        0.1         --
                                             ---------  ---------  ---------  ---------
         Total other income................       3.5        1.5        2.7        2.0
                                             ---------  ---------  ---------  ---------
Income (loss) before provision for income t     (99.2)      22.9      (11.0)      20.1
Provision for income taxes.................        --       (1.4)        --       (1.2)
                                             ---------  ---------  ---------  ---------
Income (loss)  before cumulative effect of
  change in accounting principle...........     (99.2)      21.5      (11.0)      18.9
Cumulative effect of change in
  accounting principle, net of taxes.......        --         --         --       (4.4)
                                             ---------  ---------  ---------  ---------
Net income (loss)..........................     (99.2)%     21.5%    (11.0)%     14.5%
                                             ========= ==========  =========  =========

Net Revenues. Net revenues for the fiscal quarter ended December 31, 2001 were $11.1 million, a decrease of $45.9 million, or 80.6%, from $57.0 million in the same fiscal quarter of the prior year. Compared to the prior fiscal quarter, net revenues decreased $10.6 million, or 49.0%, from $21.7 million. For the nine months ended December 31, 2001, net revenues were $70.5 million, a decrease of $73.9 million, or 51.2%, from $144.4 million in the comparable period of the prior year. The decrease in revenue was primarily the result of capital spending reductions by our customers due to the cyclical downturn of the semiconductor industry and the weakness of the global economy.

During the three months ended December 31, 2001, we derived approximately 58% of our revenues from system sales, 21% from sales of replacement and spare parts, including associated labor, and 21% from service contracts. During the three months ended December 31, 2000, we derived approximately 91% of our revenues from system sales, 5% from sales of replacement and spare parts, including associated labor, and 4% from service contracts. During the nine months ended December 31, 2001, we derived approximately 81% of our revenues from system sales, 9% from sales of replacement and spare parts, including associated labor, and 10% from service contracts. During the nine months ended December 31, 2000, we derived approximately 91% of our revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 3% from service contracts.

International sales accounted for approximately 52% and 40% of our total revenues for the three months ended December 31, 2001 and 2000, respectively. International sales accounted for approximately 58% and 57% of our total revenues for the nine months ended December 31, 2001 and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

We do not expect our revenues to increase significantly for the next quarter or possibly longer. We believe that current over capacity in the semiconductor business has limited the total purchases made in new equipment. Current sales reflect our customers' demand for cutting-edge technology while purchases to increase capacity have been delayed. Low order booking rates, rescheduling of delivery and order cancellations will likely continue to depress our results of operations in the near-term.

Gross Profit. Gross profit for the third quarter of fiscal 2002 was $1.5 million, a decrease of $7.0 million, or 82.1%, from $8.5 million in the previous fiscal quarter. Compared to the same quarter of fiscal 2001, gross profit decreased $27.8 million or 94.8%. As a percentage of net revenues, gross margin for the current quarter was 13.9%, compared to 39.5% for last fiscal quarter and 51.5% for the same quarter of last fiscal year. For the nine months ended December 31, 2001, gross profit was $27.8 million, a decrease of $44.5 million, or 61.6%, from $72.3 million in the comparable period of the prior year. As a percentage of net revenues, gross margin for the current nine months was 39.4%, compared to 50.1% for the comparable period of the prior year. Although we have continued to implement some cost reduction measures during the quarter, these measures were not sufficient to substantially offset the sharp decline in revenue and the lower overhead absorption resulting from our substantially lower production volume.

Research and Development ("R&D") Expenses. R&D expenses for the third quarter of fiscal 2002 were $7.6 million, a increase of 17.0% from the prior quarter and a decrease of 17.7% from the third quarter of last fiscal year. For the nine months ended December 31, 2001, R&D expenses were $21.2 million, a decrease of $4.3 million, or 17.0%, from $25.5 million in the comparable period of the prior year. The increase from the prior fiscal quarter was primarily due to the increase in materials, headcount and other expenses related to our critical projects. The decrease from the same periods of the prior fiscal year was primarily the result of reductions in patent defense expense, contract labor and discretionary expenses. We expect to continue to commit significant resources to the development of new products and other programs because we believe that technical leadership will strengthen our market position in the next economic upturn.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the third quarter of fiscal 2002 were $5.2 million, a decrease of 1.0% from SG&A expenses of $5.3 million in the prior fiscal quarter. Compared to the third quarter of last fiscal year, SG&A expenses decreased 33.6%. For the nine months ended December 31, 2001, SG&A expenses were $16.2 million, a decrease of $4.4 million, or 21.4%, from $20.6 million in the comparable period of the prior year. The decrease was primarily due to lower sales commissions resulting from the lower orders and sales volume and to a lesser effect, the implementation of cost containment measures.

Other Income. Other income for the third quarter of fiscal 2002 was $0.4 million, which was 45.9% lower than that of the prior fiscal quarter. Compared to the third quarter of the prior fiscal year, other income decreased 52.5%. We derived other income primarily from the investment of our cash on hand. For the nine months ended December 31, 2001, other income was $1.9 million, a decrease of $1.0 million, or 35.4%, from $2.9 million in the comparable period of the prior year. The decrease in other income was attributable to lower average interest rates during the periods.

Provision for Income Taxes. For the three and nine months ended December 31, 2001, the effective tax rate of 0% was based upon our projected tax loss for fiscal 2002.

Net Income (Loss). The combination of all the factors discussed above contributed to a net loss of $11.0 million for the third quarter of fiscal 2002, compared with net loss of $2.2 million in the prior fiscal quarter, and net income of $12.3 million in the same quarter of last fiscal year. For the nine months ended December 31, 2001, net loss was $7.8 million, compared with net income of $21.1 million in the same period of the prior fiscal year.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital. We have funded our operating activities principally from funds generated from operations and net proceeds from an initial public offering.

Cash flows used by operating activities were $4.9 million and $3.2 million for the first nine months of fiscal 2002 and 2001, respectively. The increase in cash flows used by operating activities from fiscal year 2001 to 2002 was mainly due to our net loss in the first nine months of fiscal year 2002.

Cash flows used by investing activities were $1.1 million and $26.6 million for the first nine months of fiscal 2002 and 2001, respectively. Purchases of property and equipment were $2.0 million and $6.9 million for the first nine months of fiscal 2002 and 2001, respectively.

Cash flows provided by financing activities were $2.1 million and $2.1 million for the first nine months of fiscal 2002 and 2001, respectively. Cash was generated from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

On December 29, 2001, we amended our existing bank credit facility with Comerica Bank. The credit extension limit was amended to $13.5 million from $10.0 million. The amended agreement allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 2.0%. Under the amendment, we may request advances in an aggregate outstanding amount not to exceed the lesser of $13.5 million or the Borrowing Base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility are secured by substantially all of our assets. The amended Comerica bank credit facility matures on June 30, 2004. As of December 31, 2001, there was a $3.5 million letter of credit outstanding, as required by the lessor of our building, and $10.0 million of unused borrowing capacity under the new bank credit facility. We have been in compliance with all financial covenants related to the bank credit facility before and after the amendment.

Our principal sources of funds are anticipated to be cash and short-term investments on hand ($70.0 million as of December 31, 2001), cash flows from operating activities and, if necessary, borrowings under the bank credit facility. We expect to limit our capital spending to essential items. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations for at least the next twelve months. The acquisition of Sensys Instruments, which closed in January 2002, is not expected to have a material effect on our liquidity and capital resources. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements, to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

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

Interest Rate Risk

As of December 31, 2001, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short term duration of such an investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of such a portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Part II. -- Other Information

Item 1. Legal Proceedings

On December 17, 2001, we signed a definitive agreement to acquire Sensys Instruments Corporation. On December 28, 2001, Sensys was named in a patent infringement suit filed by KLA-Tencor. KLA- Tencor alleged that it patented an aspect of the integrated metrology technology that Sensys uses in their integrated product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. We believe none of the current Sensys products infringes any of the claims of KLA-Tencor's patent. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

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
2.1

Agreement and Plan of Reorganization, dated as of December 17, 2001, among Therma-Wave, Inc., FND Corp., Sensys Instruments Corporation and a certain representative of all of the shareholders of Sensys Instruments Corporation. (1)

4.1	Form of Registration Rights Agreement, dated as of January 16, 2002, among Therma-Wave, Inc., Sensys Instruments Corporation and each holder of Sensys Instruments Corporation capital stock. (2)
4.2	Employment Agreement, dated as of December 17, 2001, among Therma-Wave, Inc. and Talat Hasan. (2)
10.38	Amendment To Loan And Security Agreement, dated as of December 29, 2001,between Therma-Wave, Inc. and Comerica Bank-California
99.1	Risk Factors. (3)

(1) Incorporated herein by reference to Therma-Wave's Current Report on Form 8-K, as filed with the Commission on December 19, 2001 (Registration No. 000-26911)

(2) Incorporated herein by reference to Therma-Wave's Current Report on Form 8-K, as filed with the Commission on January 16, 2002 (Registration No. 000-26911)

(3) Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the period ended March 31, 2001 (Registration No. 000-26911)

(b) Reports on Form 8-K

The company filed a report on Form 8-K on December 19, 2001 to report the Agreement and Plan of Reorganization with FND Corporation and Sensys Instruments Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.

(Registrant)

By:	/s/ L. RAY CHRISTIE

L. RAY CHRISTIE
Chief Financial Officer (as Registrant and as Principal Accounting Officer) Dated: February 12, 2002