Form 10-K
period 2002-03-31
THERMA WAVE INC
filed 2002-06-20
CIK 828119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-26911

THERMA-WAVE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3000561
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1250 Reliance Way Fremont, California	94539
(Address of Principal Executive Offices)	(Zip Code)

(510) 668-2200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

      The aggregate market value of the common equity held by non-affiliates of the registrant as of May 31, 2002 was $301,202,980. As of May 31, 2002, the registrant had 29,129,882 shares of common stock outstanding.

      Portions of the Proxy Statement for the 2002 annual stockholders meeting are incorporated by reference into Part III.

THERMA-WAVE, INC.

2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

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

Overview

Therma-Wave is a worldwide leader in the development, manufacture, marketing and service of process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high overall manufacturing yield, reduce the size of the circuit features imprinted on the semiconductor to improve the performance of the semiconductor device and increase their equipment productivity. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe CD™ and RT/CD™, Meta-Probe X®, Integra™ and Sensys integrated metrology products, use proprietary and patented technology to provide precise, non-contact, non- destructive measurement for each and every basic building block ("process module") in the manufacture of integrated circuits, or ICs:

  Ion Implantation - implanting ions, usually boron, phosphorus or arsenic, into selected areas of the silicon wafer to alter its electrical properties. Ion implantation may be performed typically 6 to 12 times in the manufacture of IC's. For example, ion implantation creates the positively- and negatively-doped regions used to create each of the millions of transistors on each integrated circuit. It also is used to adjust the voltage at which the transistors will "turn on". Our Therma-Probe is typically used as a standard metrology tool for these ion implantation processes.

  Dielectric Film Deposition and Etching - depositing and selectively removing layers of dielectric films on the silicon wafer in order to provide electrical insulation for each layer of the semiconductor IC. Film deposition is typically done by Chemical Vapor Deposition, or CVD, and film removal is typically done by plasma etching. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness in these processes. Our Opti-Probe CD and RT/CD, or Real-Time Critical Dimensions, and Integra and Sensys integrated metrology products, are newly introduced products which provide rapid, non-destructive wafer-state information for control of the Critical Dimensions, or CDs, of the etch processes.

  Conductor Film Deposition and Etching - depositing and selectively removing layers of metal, polysilicon, and metal barrier films used to interconnect the transistors within a semiconductor device. Film deposition is typically done by Physical Vapor Deposition, or PVD, or by CVD, and film removal is typically done by plasma etching or chemical mechanical planarization. Our Opti-Probe is typically used as a standard metrology tool for the non-opaque conductor films, and our Meta-Probe X is a newly introduced system for metrology of the metal (opaque) films. Our Opti-Probe CD and RT/CD, and Integra and Sensys integrated metrology products, are newly introduced products which provide rapid, non-destructive wafer-state information for control of the CDs of the etch processes.

  Chemical Mechanical Planarization, or CMP - "leveling" the top surface of the wafer after each layer of device features is added. The leveling is done by mechanical polishing in a chemical solution, and is required to maintain flatness of the wafer throughout the sequence of hundreds of process steps. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness in these processes.

  Wafer Patterning - using photolithographic techniques to create the fine (sub-micron) structures that define the integrated circuit. The wafer patterning is typically done by "stepper" exposure systems and the photoresist developing and removal is done by "track" systems and "asher/strip" systems. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness and reflectivity in these processes. Our Opti-Probe CD and RT/CD, and Integra and Sensys integrated metrology products are newly introduced products that provide rapid, non- destructive wafer-state information for control of the CDs of the wafer patterning process.

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

  successive decreases in feature line width, for example, from 180 nanometers, or nm, to 150 nm, and from 130 nm to 100 nm;
  as many as 500 process steps; and
  an increase in the number of metal or "interconnect" layers.

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

Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to reduce costs and improve device performance. Historically, semiconductor manufacturers have achieved an approximate 25% to 30% annual reduction in cost per chip function through productivity improvements including reduced feature size, increased wafer size and increased equipment productivity. Although increasing wafer size and yield (percentage of "good" ICs per wafer) will continue to be sources of productivity gains by semiconductor manufacturers, increasingly, we believe, gains will come from reduced feature size and non-yield-derived manufacturing productivity enhancements. This important last category includes increased equipment uptime, reduced manufacturing space requirements, reduced use of wafers for testing purposes and lower tool maintenance costs. According to Sematech, a consortium of integrated circuit manufacturers that provides research, analysis and guidelines to equipment suppliers to the semiconductor industry, as summarized in the following table, the greatest potential for future productivity gains are expected to come primarily from gains in equipment productivity and continuing reduction of feature sizes:

Key Drivers of Fab Productivity*

Factor	1980	Present	Future
Reduced feature sizes .....................................	12%	12-14%	12-14%
Increased wafer sizes .....................................	8%	4%	<2%
Improved yields ...........................................	5%	2%	<1%
Other gains in equipment productivity .....................	3%	7-10%	>10-13%

* Percentages reflect the annual reduction in the cost per chip function. Source: Sematech

Therma-Wave Metrology Solutions

Therma-Wave's Fab Productivity Enhancement® solutions currently consist of:

  Two well-established, major product families of in-line process control metrology systems - the Therma-Probe and Opti-Probe systems. The Therma-Probe product family was introduced in 1985 as the company's initial product line, and the Opti-Probe product family was introduced in 1992. Both product families feature our proprietary and patented measurement technologies and offer robotic wafer handling, advanced vision processing, sophisticated but user-friendly software and high throughput and reliability. The modular design of the hardware and software enables continuous product enhancement as new advances are made.

  Three recently-introduced product families -

    Opti-Probe CD and RT/CD: The Opti-Probe CD is a spectroscopic ellipsometer-based system that provides revolutionary, nondestructive Critical Dimension metrology for the smallest features of the next generations of IC's, in ways superior to the traditional CD-SEM tools. This product employs analysis software of two types: Therma-Wave's new RT/CD analysis software (introduced in this fiscal year), which provides Real-Time CD and profile results, and software from Timbre Technologies (a subsidiary of Tokyo Electron Ltd.), which provides solutions based on a previously generated and stored library. During this fiscal year, Therma-Wave expanded from being a hardware system supplier to being a more complete CD system supplier (Opti-Probe CD plus RT/CD analysis software).

    Integra and Sensys integrated metrology products: Integrated Metrology, or IM, is based on compact metrology "modules" which will be installed and function inside an IC process system such as an etcher or CVD deposition system, to provide metrology on each wafer before it exits the process tool. Originating as a means to further boost IC fab productivity, we believe IM is a growing trend in the semiconductor industry. In this fiscal year, Therma-Wave significantly enlarged its position in integrated metrology by acquiring Sensys Instruments Corporation, or Sensys, of Santa Clara, California. We believe that together with Therma-Wave's Integra line IM products, the combined IM offering from Therma-Wave and Sensys is one of the most diverse in the semiconductor metrology industry.

    Meta-Probe X: The Meta-Probe X is an X-ray reflectometry, or XRR, system that provides film thickness and density metrology for copper barrier and seed layers and other metal films that are key for the next generations of IC technology.

  These products represent a substantial expansion of Therma- Wave's Fab Productivity Enhancement® product offerings to the semiconductor industry, and represent a growth in Therma-Wave's addressed market by over 100%.

THERMA-PROBE ION IMPLANT MONITORING PRODUCTS

Ion Implant Metrology

A key process step in the fabrication of semiconductor devices is the implantation of ions, usually boron, phosphorous or arsenic, into selective areas of the silicon wafer to alter its electrical properties. Control of the accuracy and uniformity of the ion implant dose is critical to device performance and yield. Ion implantation is generally performed several (typically 6 to 12) times during the early phases of the fabrication cycle. As a result, there is typically a time lag of several weeks between these implant steps and the first electrical measurements that indicate whether the ion implantation process was properly executed. Failure to identify improper ion implantation can be extremely costly to a semiconductor manufacturer if the wafer production is permitted to continue in error. To test on a more timely basis whether the ion implantation was properly executed, semiconductor manufacturers historically used a four-point probe which measured electrical resistance but required physical contact between the probe and the silicon wafer surface. Because the physical contact with the wafer surface produces silicon particles (defects), which can kill IC yield, the four-point probe method can only be used on "test wafers" (non-production blank wafers that have no IC devices on them). In contrast to that method, our Therma-Probe's capability to measure nondestructively on the actual production IC wafers decreases manufacturing costs by reducing the need for test wafers and pilot runs and shortening the cycle time between the implant and monitoring steps. In addition, our Therma-Probe systems detect implant processing problems that only affect the product wafers and which are not revealed by utilizing test wafer monitoring alone.

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

Therma-Probe Benefits

We believe that our Therma-Probe systems offer the following technological advantages and benefits that distinguish them from the ion implant metrology systems offered by our competitors:

Proprietary Technology. To provide non-contact, non- contaminating ion implant measurements on product wafers, our Therma-Probe systems employ proprietary thermal wave technology, which uses highly focused but low power laser beams to generate and detect thermal wave signals in the silicon wafer that can be correlated to the ion implant dose. The thermal wave technology used to measure the ion implant dose in the silicon wafer is a highly proprietary and extensively patented technology owned by Therma-Wave. We believe that these patents help to maintain our competitive position.

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

Continuous Improvement. We continue to develop, manufacture and market new and improved Therma-Probe systems to enhance system capability and to lower the cost of ownership to the customer. For example, we recently introduced the TP-630, which possesses state-of-the-art ion implant measurement technology for wafer sizes up to 300 millimeters.

The following table summarizes our improvements to the Therma- Probe product family:

System	Year Introduced	Description of Innovation/Advancement
TP-200	1985	Introduced first non-destructive process control metrology system to measure ion implantation. Solved wide-spread IC industry need for rapid ion implant metrology on product wafers.
TP-300	1987	Added cassette-to-cassette wafer handling and automation software to the capability of the TP-200 to satisfy industry need to proliferate product wafer measurements.
TP-400	1992	Significantly improved repeatability of the basic ion implantation dose measurement and added second wafer cassette station for improved tool calibration.
TP-500	1996	Provided improved product reliability by employing themodernized and field-proven platform of the Therma-Wave Opti-Probe 2600, and added pattern recognition and improved wafer throughput.
TP-630	1998	Expanded wafer measurement capability to handle the new 300 millimeter silicon wafers, in addition to traditional 200 millimeter wafers.
TP-500	2000	Initiated application research for ultra-shallow junction depth metrology.
TP-630	2001	Integrated new 300mm Automation SEMI Standard (E87, E90, E40, E94) by having an NT front end computer and a DOS back-end measurement computer.

OPTI-PROBE THIN FILM METROLOGY SYSTEMS

Thin Film Metrology

The majority of the 100 to 500 process steps required to fabricate semiconductors on a silicon wafer involve the deposition and selective removal of a variety of insulating and conducting thin films. Thin film metrology systems measure the thickness and material properties of these thin films and, because they are used to measure a large number of process steps, they are one of the most important and pervasive metrology systems utilized at semiconductor fabrication facilities. The most widely used technologies to measure the thickness and properties of thin films have historically been reflection spectrometry and ellipsometry. Reflection spectrometers obtain an optical spectrum as a function of wavelength for light reflected from the surface of a wafer. This spectrum is then analyzed with appropriate physics- based algorithms to obtain film thickness and, in some cases, other properties of the film. In ellipsometry, the change of polarization of the reflected light is measured. The polarization change is analyzed with appropriate algorithms to obtain film thickness, and, in some cases, other properties of the film.

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

Opti-Probe Benefits

We believe our Opti-Probe systems offer several technological advantages and benefits that distinguish them from thin film metrology systems offered by our competitors including the following:

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

Ease of Use and Reliability. We believe our Opti- Probe systems are regarded as easy-to-use and highly reliable. These systems are configured specifically for semiconductor device manufacturers and feature automated wafer handling, advanced image processing, automated data collection, statistical data processing and data management.

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

Continuous Improvement. While we have achieved market share growth in the thin film metrology market with our current Opti- Probe systems, we continue to develop, manufacture and market new and improved systems. We believe we provide the semiconductor industry with thin film metrology systems that operate with greater reliability in the deep ultra-violet region of the optical spectrum. This is of paramount importance since device manufacturers are now developing patterning technology utilizing optical radiation in this ultra-violet region.

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

Spectroscopic ellipsometry in the Opti-Probe 5000 is advanced to a new level of capability by being integrated with any of the other four technologies in the Opti-Probe 5000. This design accelerates the Opti-Probe 5000's ability to determine the correct film solution even for difficult, multi- parameter applications, and maximizes its robustness against errors due to fluctuations in the semiconductor process.

The addition of absolute laser ellipsometry, or AE®, to Opti-Probe 5000 systems has enabled the Opti-Probe to set new records for the most repeatable ultra-thin measurement of gate oxide thickness. These measurements are critical for process control of the transistor gate on all IC devices. Combined with the Desorber® option of the Opti-Probe, we believe the Opti-Probe offers the semiconductor industry's best solution for process control and multi-fab matching of thin gate processes. .

Therma-Wave sold its first Opti-Probe 5000 system in 1998. Since that introduction, we believe the Opti-Probe 5000 system has successfully established itself as the semiconductor industry's highest-performance thin film metrology system. Moreover, the majority of the most successful IC manufacturers, who are now constructing new multi-billion-dollar 300-millimeter fabs, have selected Opti-Probe for thin film metrology in these state-of-the-art fabs.

The following table summarizes our improvements to the Opti- Probe product family:

System	Year Introduced	Description of Innovation/Advancement
OP-1000	1992	Introduced a new, patented optical technology, BPR®, to measure thin film deposition and removal.
OP-2000	1993	Integrated BPR with a newly patented optical technology, BPE®, to enhance measurement capabilities for very thin films
OP-2600	1994	Integrated BPR, BPE and Spectrometry to further expand the measurement capabilities.
OP-2600 DUV	1996	Integrated deep ultra-violet reflectance, or DUV, with the existing system to expand measurement range.
OP-3260	1996	Significantly increased throughput of Opti-Probe.
OP-3260 DUV	1996	Integrated OP-3260 system with DUV reflectance.
OP-5200 Series	1998	Integrated up to five measurement technologies (BPR, BPE, DUV reflectance, Spectroscopic Ellipsometry and AE).
OP-5300 Series	1998	Expanded OP-5200 series wafer measurement capability to 300 millimeters.
OP-5200 and OP-5300 series	2000-2001

Released new applications for advanced semiconductor manufacturing processes, including ultra-thin gate stacks, advanced 193 nanometer organic and inorganic antireflective layers, silicon on insulator, and silicon-germanium.

OP-5300 series	2001	NT became the standard operating system for 300 millimeter Opti- Probes, replacing DOS.
OP-5200 series	2000-2001	Desorber product option was introduced, enabling Opti-Probe to meet stringent industry requirements for thin gate dielectric metrology.
OP-5300 series	2000-2001

Wafer Bow/Warp/Stress, or WBWS™, product option was introduced, enabling measurement of additional wafer properties at overall reduced cost for the customer. Integrated new 300mm Automation SEMI Standard (E87, E90, E40, E94).

OPTI-PROBE CD AND RT/CD PRODUCTS

New Market Requirements

In January 2002, Therma-Wave introduced Opti-Probe RT/CD, a new product designed to measure the lateral Critical Dimensions and cross- sectional shape, or profile, of fine IC features. As semiconductor device manufacturers continue to shrink feature sizes to the 100 nm technology node and smaller, traditional CD metrology techniques such as critical-dimension scanning electron microscopy, or CD-SEM, lack the resolution and stability required to provide accurate data about feature critical dimensions and profile. A significant limitation is that these methods provide only a top-down view of features and provide little or no data about characteristics of the sides or bottom of a structure.

Microelectronics engineers and managers are often confronted with problems involving variations in profile and sidewall angle. Detailed knowledge of profile shape is of high importance. In shallow trench isolation, or STI, or damascene integration schemes, etched trenches to be filled by downstream process steps may have problematic re-entrant angles, notching, t- topping or other artifacts. These feature artifacts can lead to yield-killing conditions such as voiding and cracking of deposited films in later deposition fill process steps.

For the critical gate patterning process, tight control of the gate CD correlates to improved device performance and better bin sort yields (and revenue/chip). Furthermore, shape anomalies such as undercut, microtrenching or notching, can have a detrimental effect on device speed and reliability. In these and other applications, precise shape profiling is crucial.

Opti-Probe CD and RT/CD Products

Therma-Wave's Opti-Probe RT/CD is the first optical CD scatterometry system that combines high-information content spectroscopic ellipsometry, or SE, optical measurement with ultra-fast calculation ("real-time regression") to analyze and display results without the use of off-line modeling and solution libraries. Full-featured, complex CD profiles can be calculated in seconds with precision and repeatability, and, we believe, with more structural information than our competitors on sidewall profile and shape.

The Opti-Probe RT/CD system leverages Therma-Wave's established Opti-Probe thin-film metrology platform for optical data acquisition. The Opti-Probe's patented rotating compensator spectroscopic ellipsometer, or RCSE, provides data richness in the measured spectra, thereby ensuring detail and accuracy in the results. This non-destructive CD measurement technology is beneficial for the current prevalent microelectronics technology node (0.13-micron), and is extendible to the 0.1 micron technology node and beyond for a wide range of process applications throughout this decade.

During fiscal year 2002, Opti-Probe CD and RT/CD systems have been placed at leading device manufacturers for monitoring of gate, shallow trench isolation, metal and damascene processes.

INTEGRATED METROLOGY PRODUCTS

New Market Requirements

In 2000, Therma-Wave committed to a program of developing a broad family of Integrated Metrology, or IM, modules under the product family name Integra. Therma-Wave at this time has both spectrometer and a spectroscopic ellipsometer based IM units available in the marketplace. These are compact metrology units that contain a single measurement technology that is matched to the specific metrology need of a particular semiconductor process tool (etch, coater/developer, CVD, CMP, stepper, etc.) Each IM unit is installed directly into a semiconductor process tool, and can measure each wafer immediately after processing. In this manner, processing mistakes can be detected at the earliest possible moment, as opposed to the conventional procedure in which a 25-wafer lot is typically completed before metrology is first done, thereby leaving the entire lot at risk of becoming scrap. With 300mm wafers, this economic loss becomes increasingly unacceptable due to the additional product value of each processed wafer.

Benefits of Integrated Metrology & Advanced Process Control

IM is becoming increasingly accepted as a means to reach greater productivity. Advanced semiconductor manufacturing today is under great pressure to deliver greater levels of process performance, production availability, and process repeatability in order to minimize risk of product loss, improve manufacturing efficiencies, and improve device yields. The transition towards 300mm wafers, continuing device shrinks, and the mixed foundry manufacturing models are key contributors to these trends. To successfully meet these challenges, device manufacturers and process tool equipment manufacturers are actively engaged in developing technologies for Advanced Process Control, or APC. We believe that APC implementation requires the integration of metrology capabilities directly onboard the process tool.

Device manufacturers can derive a wide range of benefits by implementing integrated metrology and APC strategies in their fabs. By integrating the measurement directly on to the process tool, they can greatly increase the rate of sampling and decrease the delay between the process step and measurement. Increasing the measurement frequency to every single wafer, allows for rapid fault detection and correction. This reduces potential for scrap due to excursions in the process tool. In addition, the data collected can be input into real-time process control models to correct minor drifts in the processing conditions.

Sensys and INTEGRA Product Family

During fiscal 2002, Therma-Wave made a number of key moves to strengthen its position in the integrated metrology market segment. We successfully completed development of our first integrated product, the iX-SE, a spectroscopic ellipsometer-based system for optical CD applications and installed an evaluation unit at a major Etch equipment supplier to the semiconductor industry.

To further strengthen our position as a leader in integrated metrology, we acquired Sensys Instruments Corporation, or Sensys, in January 2002, whereby Sensys became a wholly-owned subsidiary of Therma-Wave, focusing on integrated metrology applications and developing business with process tool equipment suppliers. The Sensys product lines include: CMS, a compact metrology system for CMP applications and CD-i, a high throughput, small foot-print system for optical CD applications. The Therma-Wave Integra products including the iX- SE will be integrated into Sensys business operations. Sensys has developed integration relationships with at least three additional leading major equipment suppliers to the semiconductor industry involving lithography track, CMP, Etch and CD-SEM equipment.

In fiscal 2003, we expect that process tool suppliers will complete their evaluations of both the Therma-Wave and Sensys integrated products and will place multiple units at end-user customer sites for multiple applications.

META-PROBE X METAL FILM METROLOGY PRODUCTS

New Market Requirements

We believe the semiconductor industry is rapidly moving towards the use of copper as an alternative to aluminum for conductor layers in semiconductors for improved device performance and enhanced fab productivity. In addition, more process steps in semiconductor manufacturing involve thin stacks of metal or metal alloys, which require frequent thickness and density measurements. Furthermore, new device technologies, such as magnetic random access memory, or MRAM, and ferroelectric random access memory, or FRAM, involve 4 or more ultra-thin layers of metal alloys and oxides, which must be controlled for thickness and density. Existing metrology cannot measure films as thin or film stacks as complicated as used in these new devices, and no existing metrology technique can measure absolute density and roughness.

The Meta-Probe Product Family

Our Meta-Probe X metrology system addresses these new requirements. The Meta-Probe X thin film metrology system utilizes a patented technique based on x-ray reflectometry, or XRR, to rapidly (in less than 10 seconds) and independently measure thickness, density, and roughness of each film in multi-layer stacks. Unlike other metal measurement technologies, such as 4-point probe and photo-acoustic systems, XRR provides an absolute measurement of film thickness, density, and roughness, independent of changing material properties. Applications of the Meta-Probe X include monitoring the thickness of Cu seed and Ta barrier films in production stacks prior to ECD fill for Cu metalization, as well as monitoring thickness, density, and roughness of silicide, Ti/TiN liner/barrier stacks for advanced Aluminum metalization and W deposition, and many of the new structures currently under development, such as MRAM and FRAM stacks. A proprietary technique allows measurement on either patterned product or blanket test wafers. We believe that existing metal film metrology systems are unable to perform the thickness and density measurements with the required precision and repeatability and that a more advanced measurement system is required. We successfully completed the beta testing of the Meta-Probe X at customer locations during fiscal 2002. In addition, the first 300mm version of the Meta-Probe X was built and installed in the demo laboratory for customer demonstrations and advanced applications development.

Employees

As of March 31, 2002, we employed 529 persons, including 154 in engineering, research and development, 116 in manufacturing, 179 in customer support, 38 in sales and marketing and 42 in executive and administrative functions. Many of our employees are highly trained and hold advanced post-graduate degrees in science and engineering. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good. We believe we have low employee turnover relative to our industry and that we have been able to attract and retain a highly talented group of managers, designers and engineers that enables us to continually improve our products and customer support.

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

In addition, we provide direct customer support in most parts of the world. In some locations, field service is still provided by the same manufacturers' sales representative that handles the sales function, but applications support is provided by our employees in that territory. In the United States, we have field service and applications engineers located in Arizona, California, Florida, Idaho, Massachusetts, New Mexico, Oregon, Pennsylvania, Texas and Vermont. Customers contract dedicated site-specific field service and applications engineers. In Asia, we provide customer support in Japan, Taiwan, Korea and Singapore. In Europe, we maintain a customer support office in the United Kingdom to support customers there and to assist the field service engineers of our European manufacturers' sales representatives in the rest of Europe. Applications personnel supporting continental Europe are located in France, Germany and Italy.

We provide our customers with comprehensive support before, during and after delivery of our products. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection, and provide customers with training at our facilities and at the customer's location. Our customer training programs include instructions in the maintenance of our systems and in system hardware and software tools for optimizing the performance of our systems. Our field support personnel work with the customers' employees to install the equipment and demonstrate equipment readiness. In addition, we maintain a group of highly skilled applications scientists to respond to customers' process needs worldwide when a higher level of technical expertise is required.

We generally warrant our products for a period of up to 12 months from system acceptance. Installation and initial training are customarily included in the price of the system. After the expiration of the warranty period, customers may enter into support agreements covering both field service and field applications support. Our field service engineers may also provide customers with repair and maintenance services on a fee basis. Our applications engineers and scientists are also available to work with the customers on recipe development. Additionally, for a fee, we train customers to perform routine maintenance on their purchased tools. We also provide a 24-hour telephone help- line.

See Note 12 of Notes to Consolidated Financial Statements for a summary of our operations in the United States, Japan, United Kingdom and other foreign geographic areas.

Research and Development and Engineering

The process control metrology market is characterized by continuous technological development and product innovations. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to engineering and research and development programs. As of March 31, 2002, our research, development and engineering staff was comprised of 154 persons. We seek to maintain our close relationships with customers to make improvements in our products that respond to customers' needs. For example, several of the improvements relating to the Opti-Probe product family were developed in cooperation with some of our major customers to address their needs for more capable thin film measurement systems.

Software development accounts for a significant portion of our research and development efforts. We are currently transitioning all of our software applications from DOS to the Microsoft NT operating system in order to better serve our customers. NT is now the standard operating system used by our Opti-Probe customers for 300 millimeter wafer production.

Our ongoing engineering and research and development efforts can be classified into three categories: new products; feature enhancements, such as features to improve precision, speed and automation; and customer-driven product enhancements, such as new measurement recipes or algorithms. We have research and development and engineering staffs working both on developing new products and features and on responding to the particular needs of customers. As a result of these efforts, we will introduce a new Opti-Probe thin film measurement family and a new Critical Dimension measurement product in fiscal year 2003.

Engineering and research and development expenses were $29.1 million, $33.9 million, and $21.7 million in fiscal 2002, 2001, and 2000 respectively, or 35%, 17%, and 19% of net revenues for those periods, respectively. We expect engineering and research and development expenditures will continue to represent a substantial percentage of our revenues for the foreseeable future.

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

During fiscal year 2001, we initiated an internal quality auditing program to improve quality and our Global Optimized Logistical Development, or G.O.L.D., project to increase manufacturing efficiency.

Internal Quality Auditing Program. The objective of this program is to instill awareness of the benefits of ISO compliance at all department levels through prevention of defects at all stages of our business model, from design through servicing, and therefore to raise our customer base satisfaction level. This supports of our corporate quality policy, which states that "Therma-Wave, Inc., will ensure Total Customer Satisfaction by its commitment to provide products and services that satisfy all of our customers' expectations for performance, quality and delivery."

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

G.O.L.D. Program. In January 2001, Therma-Wave assembled several teams from across the company, and designated it the G.O.L.D. program. Our goal is to create a sustainable and scalable manufacturing system, increase order fulfillment capability and continue our technological leadership.

The flagship of G.O.L.D. is Advanced Manufacturing, a methodology designed to address Therma-Wave's unique manufacturing needs. It is a flexible approach with the vision of building more tools, faster, at lower cost, with high quality and on time delivery.

Competition

The market for semiconductor capital equipment is highly competitive. We face substantial competition in each of the markets that we serve. Some of our competitors have greater financial, engineering, manufacturing and marketing resources and broader product offerings than we have. Significant competitive factors in the market for metrology systems include system performance, ease of use, reliability, cost of ownership to the customer, technical support and customer relationships. We believe we compete favorably on the basis of these factors in each of our served markets. We compete with both larger and smaller companies in the markets we serve.

Our Therma-Probe systems compete primarily with other metrology systems designed to measure ion implant dose in some alternative fashion, such as contact and destructive four-point probe measurement systems, including those manufactured by KLA-Tencor Corporation and Kokusai Electric Ltd. Our Therma-Probe systems are the semiconductor industry's predominant non- contact, non-destructive ion implant metrology systems for product wafers. Several years ago, Jenoptik GmbH introduced a competitive product to our Therma- Probe systems, which utilized thermal wave technology. In November 1997, a jury found that Jenoptik's product infringed on a number of our United States patents. As a result of the settlement of this litigation, Jenoptik has agreed not to sell any of its metrology products in the United States until the patents expire and to pay us a royalty fee for systems sold in Japan. To date, the sale of these products by Jenoptik (or TePla AG, who have recently purchased these rights from Jenoptik) has not had a material impact on our market position.

On April 22, 2002, we filed a patent infringement suit against Boxer-Cross Inc. We believe the Boxer-Cross' BX-10 product infringes certain patents held by us related to ion implant monitoring. We have asked the court to issue an injunction barring Boxer-Cross from making, using or selling its BX-10 product.

Our Opti-Probe film thickness metrology systems primarily compete with systems manufactured by KLA-Tencor Corporation, Rudolph Technologies, Inc., Nanometrics, Inc. and Dai Nippon Screen, Mfg. Co., Ltd.

Our Opti-Probe CD and RT/CD systems participate in a newly developing market of optical CD metrology. We expect competition primarily from several of the same companies that compete with the Opti-Probe for film thickness metrology business. In addition, Accent Optical Technologies is an early participant in this market.

Suppliers of integrated metrology with whom we compete include most of the companies listed above regarding the Opti-Probe, in addition to Nova Instruments.

Our X-ray reflectometry, or XRR, metrology system, the Meta- Probe X, experiences competition from other X-ray methods such as X-ray fluorescence, and from other technologies such as acousto-optical techniques, as well as from other XRR suppliers. Companies who compete with us in this market include Rudolph Technologies, Jordan Valley Semiconductors, and Veeco Instruments.

In recent years, there has been significant merger and acquisition activity among our competitors and potential competitors, as well as by us. Acquisitions by our competitors and potential competitors could allow them to expand their product offerings, which could afford such competitors and potential competitors an advantage in meeting customers' demands. The greater resources, including financial, marketing and support resources, of competitors potentially engaged in these acquisitions could permit them to accelerate the development and commercialization of new products and the marketing of existing products to their larger installed bases. Accordingly, such business combinations and acquisitions could have a detrimental impact on both our market share and the pricing of our products, which could result in a material adverse effect on our business and results of operations.

Patents and Proprietary Rights

We believe the success of our business depends as much on the technical competence, creativity and marketing abilities of our employees as on the protection derived from our patents and other proprietary rights. Nevertheless, our success will depend, at least in part, on our ability to obtain and maintain patents and proprietary rights to protect our technology.

We have a policy of seeking patents where appropriate on inventions concerning new products and improvements as part of our ongoing engineering and research and development activities. We have acquired a number of patents relating to our two key product families, the Therma-Probe and the Opti-Probe systems. As of March 31, 2002, we owned 46 U.S. patents with expiration dates ranging from 2004 to 2020 and had filed applications for 50 additional U.S. patents. In addition, we owned 47 foreign patents with expiration dates ranging from 2004 to 2019 and had filed applications for 20 additional foreign patents in 84 different countries.

On December 28, 2001, our subsidiary, Sensys Instruments Corporation, or Sensys, was named in a patent infringement suit filed by KLA- Tencor Corporation, alleging that KLA-Tencor had patented an aspect of the integrated metrology technology that Sensys uses in its integrated product family. See Item 3 (Legal Proceedings) for a further description of the suit.

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

As of March 31, 2002, we owned 11 registered trademarks in the U.S. and 2 in Japan and had filed 9 trademark registration applications in the U.S.

Environmental Matters

Therma-Wave, like all manufacturing companies, is subject to various federal, state and local environmental statutory requirements. We believe we are in material compliance with existing applicable environmental laws and regulations and possess all permits and licenses necessary to conduct our business.

ITEM 2. PROPERTIES

Our executive and manufacturing, engineering, marketing, research and development operations are located in a 102,000 square foot building in Fremont, California. The facility has approximately 800 square feet of Class 10 clean rooms for customer demonstrations and approximately 20,000 square feet of Class 1000 clean rooms for manufacturing. This facility is occupied under a lease expiring in 2006 at an aggregate annual rental expense of approximately $1.2 million. We have the option of extending this lease for another 15 years after 2006. We own substantially all of the equipment used in our facilities. On May 31, 2000, we leased another building of approximately 28,000 square feet in Fremont, California for sales and customer support operations. Our Sensys subsidiary leases two buildings of approximately 24,574 square feet in Santa Clara, California. We believe that our existing facilities, capital equipment and anticipated capital expenditures will be adequate to meet our requirements for at least the next two years and that suitable additional or substitute space will be readily available if needed.

We also lease sales and customer support offices in Florida, Texas, Japan, Korea, Taiwan, the United Kingdom and Israel.

ITEM 3. LEGAL PROCEEDINGS

On April 22, 2002, we filed a patent infringement suit against Boxer-Cross Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer-Cross' BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against Jenoptik, AG, in 1997. The earlier court rulings led to Jenoptik's withdrawal from the U.S. market. We have asked the court to issue an injunction barring Boxer-Cross from making, using or selling its BX-10 product.

On December 28, 2001, Sensys Instruments Corporation, or Sensys, a wholly-owned subsidiary of the company, was named in a patent infringement suit filed by KLA-Tencor. KLA-Tencor alleged that it patented an aspect of the integrated metrology technology that Sensys uses in its integrated product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment it alleges uses this aspect. We believe none of the current Sensys products infringes any of the claims of KLA-Tencor's patent. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our company.

There are currently no other material legal proceedings pending against us. We may be required to initiate additional litigation in order to enforce any patents issued to or licensed to us or to determine the scope and/or validity of a third party's patent or other proprietary rights. In addition, we may be subject to additional lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed above in the prior risk factor, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Therma-Wave's common stock is traded on the NASDAQ National Market. As of April 30, 2002, there were 238 holders of record of common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the NASDAQ National Market.

Quarter	High	Low
Fiscal Year 2001:
First Fiscal Quarter Second Fiscal Quarter Third Fiscal Quarter Fourth Fiscal Quarter	$ 37.13 $ 30.75 $ 26.56 $ 20.13	$ 15.63 $ 19.13 $ 10.44 $ 8.88
Fiscal Year 2002:
First Fiscal Quarter Second Fiscal Quarter Third Fiscal Quarter Fourth Fiscal Quarter	$ 19.07 $ 18.99 $ 16.01 $ 16.65	$ 10.06 $ 9.30 $ 10.25 $ 10.30

To date, we have not declared or paid cash dividends to our stockholders. We have no plans to declare or pay cash dividends in the near future. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon, among other factors, our results of operations, financial conditions, capital requirements and contractual restrictions.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this annual report on Form 10- K.

                                                        Fiscal Year
                                    ------------------------------------------------------
                                    2002 (1)    2001(1)     2000       1999        1998
                                    ---------  ---------  ---------  ---------  ----------
                                    (SAB 101)  (SAB 101)
Statement of Operations Data(2):
Net revenues...................... $  83,697  $ 198,199  $ 115,679  $  66,207  $  115,459
Cost of revenues..................    66,266    101,421     60,320     36,827      55,683
                                    ---------  ---------  ---------  ---------  ----------
Gross profit......................    17,431     96,778     55,359     29,380      59,776
                                    ---------  ---------  ---------  ---------  ----------
Operating expenses:
  Research and development........    29,122     33,881     21,748     15,130      19,057
  Selling, general and
   administrative.................    21,713     28,239     20,829     17,870      24,589
  Recapitalization and other
   non-recurring expenses.........        --         --         --         --       4,188
  In-process research and
   development....................    16,340         --         --         --          --
  Expenses relating to
   operating cost improvements....        --         --         --      1,057          --
  Severance charge................     1,470      1,700         --         --          --
  Stock-based compensation........       536         --         --         --          --
                                    ---------  ---------  ---------  ---------  ----------
    Total operating expenses......    69,181     63,820     42,577     34,057      47,834
                                    ---------  ---------  ---------  ---------  ----------
Operating income (loss)...........   (51,750)    32,958     12,782     (4,677)     11,942
Other (income) expense, net.......    (2,342)    (1,196)    14,933     13,403      12,371
                                    ---------  ---------  ---------  ---------  ----------
Income (loss) before provision
 (benefit) for income taxes.......   (49,408)    34,154     (2,151)   (18,080)       (429)
Provision (benefit) for
 income taxes.....................    (1,120)     2,025         --     (2,350)        604
                                    ---------  ---------  ---------  ---------  ----------
Income (loss) before
 cumulative effect of change
 in accounting principle and
 extraordinary charge.............   (48,288)    32,129     (2,151)   (15,730)     (1,033)
Cumulative effect of change
 in accounting principle, net
 of income taxes(1)...............        --     (6,287)        --         --          --
Extraordinary charge..............        --         --    (18,404)        --          --
                                    ---------  ---------  ---------  ---------  ----------
Net income (loss)................. $ (48,288) $  25,842  $ (20,555) $ (15,730) $   (1,033)
                                    =========  =========  =========  =========  ==========
Net income (loss) available
 to common stockholders(3)........ $ (48,288) $  25,842  $ (21,497) $ (16,562) $   (1,771)
                                    =========  =========  =========  =========  ==========
Basic net income (loss) per
 share(4):
  Income (loss) before
   cumulative effect of change
   in accounting principle and
   extraordinary charge........... $   (1.94) $    1.37  $   (0.25) $   (1.86) $    (0.27)
  Cumulative effect of change
   in accounting principle........        --      (0.27)        --         --          --
  Extraordinary charge............        --         --      (1.47)        --          --
                                    ---------  ---------  ---------  ---------  ----------
Net income (loss)................. $   (1.94) $    1.10  $   (1.72) $   (1.86) $    (0.27)
                                    =========  =========  =========  =========  ==========
Diluted net income (loss) per
 share(4):
  Income (loss) before
   cumulative effect of change
   in accounting principle and
   extraordinary charge........... $   (1.94) $    1.27  $   (0.25) $   (1.86) $    (0.27)
  Cumulative effect of change
   in accounting principle........        --      (0.25)        --         --          --
  Extraordinary charge............        --         --      (1.47)        --          --
                                    ---------  ---------  ---------  ---------  ----------
  Net income (loss)............... $   (1.94) $    1.02  $   (1.72) $   (1.86) $    (0.27)
                                    =========  =========  =========  =========  ==========
Weighted average common
 shares outstanding:
  Basic...........................    24,894     23,444     12,511      9,397      13,540
  Diluted.........................    24,894     25,277     12,511      9,397      13,540

                                                        Fiscal Year
                                    ------------------------------------------------------
                                      2002       2001       2000       1999        1998
                                    ---------  ---------  ---------  ---------  ----------
Other Financial Data:
EBITDA (excluding non-
 recurring charges)(5)............ $ (15,236) $  39,151  $  17,272  $     974  $   19,725
Cash provided by (used in)
 operating activities.............   (17,289)     9,600     (6,258)       745       8,113
Cash provided by (used in)
 investing activities.............     4,039    (32,316)    (3,627)    (1,389)     (2,900)
Cash provided by (used in)
 financing activities.............     4,336      3,241     64,840        467      (1,532)
Capital expenditures..............     4,364     11,988      3,261        862       2,900

                                                          March 31,
                                    ------------------------------------------------------
                                      2002       2001       2000       1999        1998
                                    ---------  ---------  ---------  ---------  ----------
Balance Sheet Data:
Cash and short-term investments... $  59,059  $  75,575  $  75,200  $  20,245  $   20,422
Working capital...................    81,921    109,849     94,109     29,140      43,348
Total assets......................   201,769    191,191    133,694     72,352      89,762
Long-term debt....................        16         16         16    115,000     115,000
Mandatorily redeemable
 convertible\ preferred stock(3)..        --         --         --     15,347      14,515
Stockholders' equity (net
 capital deficiency)..............   168,407    129,082     99,485    (86,971)    (70,990)

__________

(1) Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Staff Accounting Bulletin Number 101 (SAB 101).

(2) On May 16, 1997, we effected the recapitalization. We issued $115.0 million in aggregate principal amount of 10 5/8% senior notes in connection with the recapitalization. In March 2000, we used approximately $130.5 million of net proceeds from our initial public offering of common stock to redeem or repurchase substantially all of the outstanding senior notes issued with our recapitalization in 1997. $18.4 million costs were associated with this early extinguishment of debt and were categorized as extraordinary charges.

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

(5) "EBITDA" is defined herein as income before income taxes, plus depreciation, amortization, interest expense, interest income and other non-operating (income) expenses, net. "EBITDA (excluding non- recurring charges)" in the fiscal years ended March 31, 2002, 2001, 1999 and 1998 excludes $30,027, $4,700, $1,057, and $4,188 in non-recurring expenses and recapitalization, respectively. Non-recurring charges represent in-process research and development, severance costs and a one-time inventory reserve charge of $12.2 million. Including such non-recurring and recapitalization charges, EBITDA would have been reduced to $(45,263), $34,451, $(83) and $15,537 for fiscal 2002, 2001, 1999, and 1998 respectively. We believe EBITDA and EBITDA (excluding non-recurring charges) are widely accepted financial indicators of a company's historical ability to service and/or incur indebtedness. However, EBITDA and EBITDA (excluding non-recurring charges) should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Additionally, EBITDA and EBITDA (excluding non-recurring charges) as defined herein may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high yields on the production lines, reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our metrology systems are used in all sections of the semiconductor fabrication plant, or "fab", to control the wafer fabrication processes. Examples of wafer fab processes, in which our metrology systems supply key information, are photoresist processing to support lithography, deposition of insulator and conductor films, patterned removal, or "etching", of insulator and conductor films, ion implantation and chemical mechanical planarization. We currently sell five product families of process control metrology systems: Therma-Probe systems, Opti-Probe systems, Opti-Probe CD systems, Meta-Probe systems, and Sensys and Integra integrated metrology systems.

Therma-Probe Product Family. Therma-Probe systems utilize our proprietary thermal wave technology and are the predominant non- destructive process control metrology systems used to measure the critical ion implantation process on product wafers in the fabrication of semiconductors.

Opti-Probe Product Family. Opti-Probe Film Metrology systems provide the industry's most powerful capability to control and diagnose non-opaque films for semiconductor production. This unsurpassed metrology power is achieved by successfully integrating different measurement technologies, including optical technologies that are proprietary to Therma-Wave, into each Opti-Probe system.

Opti-Probe CD Product Family. Opti-Probe CD systems measure the lateral dimensions, or "critical dimensions" or "CD", using a revolutionary, nondestructive technique based on spectroscopic ellipsometry. These systems are capable of providing CD metrology for the smallest features of the next several generations of IC's.

Sensys and Integra Product Family. The Sensys and Integra line of integrated metrology products is a broad-based family of compact metrology "modules" which are installed and function inside an IC process system, such as an etching system or CVD deposition system, to provide metrology on each wafer before it exits the process tool. In January 2002, we acquired Sensys Instruments Corporation, or Sensys, a developer of integrated metrology systems. We are now merging our Integra product line with the Sensys product family.

Meta-Probe Product Family. Meta-Probe thin film measurement systems employ a patented x-ray reflectometry technique to rapidly measure thickness, density, and roughness of each film in multi-layer stacks. This system provides metrology for opaque films (e.g., metal films) which cannot be measured with Opti-Probe systems, and which are key for IC interconnect processing.

During fiscal year 2002, the demand for our products decreased significantly as semiconductor manufacturers sharply reduced capital expenditures. The decrease in capital expenditures resulted in slower bookings and significant order push outs and cancellations of our products in fiscal year 2002. In addition to the changes in the business cycle impacting demand for our products, we have seen a shift of net sales from 200mm to 300mm products. In fiscal year 2001, 200mm products comprised virtually all of our net sales. During fiscal years 2000 and 2001, our customers added significant capacity in 200mm and in response we increased production of our related products. Meanwhile, we continued to develop updated versions of these products. As a result, the severity and quickness of the recent downturn in the semiconductor business cycle left us with substantial inventory for our older 200mm products. We do not believe that our customers will continue to purchase older versions of our 200mm products at the previous high rate but expect that sales of 300mm products will dominate our revenue when capital spending increases during the next industry upturn. During the fourth quarter of fiscal year 2002, we recorded charges for obsolete and excess inventories of $12.2 million. The charges were significantly higher than the normal level and were primarily caused by a significant reduction in demand, including reduced demand for our older technology 200mm products.

In January 2002, we completed the acquisition of Sensys, whereby Sensys became a wholly-owned subsidiary of Therma-Wave, focusing on integrated metrology applications and developing business with process tool equipment suppliers. The Sensys product lines include: CMS, a compact metrology system for CMP applications and CD-i, a high throughput, small foot-print system for optical CD applications. The Therma-Wave Integra products, including the iX- SE, will be integrated into Sensys business operations. Sensys has developed integration relationships with at least three leading major equipment suppliers to the semiconductor industry involving lithography track, CMP, Etch and CD-SEM equipment. The acquisition was accounted for using the purchase method of accounting.

We derive our revenues from system sales, which have historically consisted primarily of our Therma-Probe and Opti-Probe systems, sales of replacement and spare parts, and service contracts. During the year ended March 31, 2002, we derived approximately 78% of our revenues from system sales, 11% from sales of replacement and spare parts, including associated labor, and 11% from service contracts. During the year ended March 31, 2001, we derived approximately 90% of our revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 4% from service contracts. During the year ended March 31, 2000, we derived approximately 85% of our revenues from system sales, 9% from sales of replacement and spare parts, including associated labor, and 6% from service contracts. The fluctuations in these percentages are related primarily to the upturns and downturns of the semiconductor industry. Sales of replacement and spare parts, and service contracts tend to reflect more on the installed base of systems previously sold than on current system sales, and therefore, the dollars of such sales do not fluctuate as widely as systems sales. That causes the percentage of replacement and spare parts, and service contracts sales to be higher in downturns and lower in upturns.

International sales accounted for approximately 62%, 59% and 63% of our total revenues for fiscal 2002, 2001 and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, in-process research and development, or IPR&D, intangible assets and goodwill, inventories, income taxes and installation and warranty. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition. Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements. Historically, revenue from systems and spare parts was generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the period of the contract. Estimated contractual warranty obligations are recorded when related sales are recognized. Under SAB 101, equipment sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenue in the amount of the greater of fair market value of installation and a percentage of payment subject to final acceptance. The total revenue is allocated to each component of the multi-element arrangement. Revenue on each element is recognized when the contractual obligations have been performed, title and risk of loss have passed to the customer, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained if applicable.

Freight terms of all standard product sales are FOB shipping point unless otherwise negotiated and agreed in written form between our customers and us. Shipments typically are made in compliance with shipment requirements specified in our customer's purchase order.

Revenue on new products is recognized upon customer final acceptance. Where the customer has the right to return the product, the revenue is not recognized until all of the following conditions have been evidenced after the customer's purchase order has been fulfilled: the right of return has expired and any potential returns would require authorization by Therma-Wave under warranty provisions; the price of the sales is fixed and determinable; the payment terms are fixed and enforceable.

We monitor and track the amount of product returns and reduce revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. While product returns have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same return rates that we have in the past. Any significant increase in product return rates could have a material adverse impact on our operating results for the period or periods in which such returns or increased costs materialize.

We make estimates evaluating an allowance for doubtful accounts. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

In-process research and development. We value tangible and intangible assets acquired through our business acquisitions at fair value including IPR&D. We determine IPR&D through established valuation techniques for various projects for the development of new products and technologies and expense IPR&D when technical feasibility is not reached. During fiscal 2002, we expensed approximately $16.3 million in IPR&D charges in connection with the Sensys acquisition because the technological feasibility of certain products under development had not been established and no future alternative uses existed. If we acquire other companies with IPR&D in the future, we will value the IPR&D through established valuation techniques and incur future IPR&D charges if those products under development have not reached technical feasibility.

Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review of such assets include the following:

- significant under-performance relative to expected historical or projected future operating results;

- significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

- significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

We have adopted the non-amortization provisions of Statement of Financial Accounting Standards No. 142, or SFAS No. 142, "Goodwill and Other Intangible Assets" and we will not amortize approximately $65.9 million of goodwill arising from the Sensys acquisition. We will apply SFAS No. 142 in its entirety beginning April 1, 2002. We are currently assessing the impact of SFAS No. 142 on our financial position, cash flows and results of operations and expect to perform an initial impairment review of our goodwill in fiscal 2003.

Inventory. We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventories to its estimated net realizable value, if less than cost, based primarily on its product demand forecast. As demonstrated during fiscal 2002, demand for our products can fluctuate significantly. We recorded special charges for excess and obsolete inventories of $12.2 million in the fourth fiscal quarter of 2002. The charges were significantly higher than the normal level and were primarily caused by a significant reduction in demand including reduced demand for our older technology products. A significant increase in the demand for our product could result in a short-term increase or decrease in the cost of inventory purchases while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development, and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results.

Deferred Tax Assets. We account for income taxes using the asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we cannot conclude, based on available objective evidence, that it is more likely than not we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At March 31, 2002, we had net operating loss carry- forwards for federal and state income tax purposes of approximately $28.0 million and $8.0 million, respectively that were fully reserved and therefore are not recorded on our balance sheet as an asset.

Warranty. We provide warranty coverage for a predetermined amount of time, on systems and parts for material and labor to repair and maintain the equipment. We record the estimated cost of systems and parts warranty upon recognition of revenue, based on the average historical warranty expense for a specific tool. Should actual costs or material usage differ from our estimates, revisions to the estimated warranty liability may be required.

Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board, or APB, No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal Of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including intangible assets, and is effective for our fiscal year beginning April 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material effect on our results of operations, financial position, or cash flow.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net revenues for the periods indicated.

                                                      Fiscal Years Ended March 31,
                                                  ----------------------------------
                                                     2002        2001        2000
                                                  ----------  ----------  ----------
                                                  (SAB 101)   (SAB 101)
Net revenues....................................      100.0%     100.0%     100.0%
Cost of revenues................................       79.2        51.2        52.1
                                                  ----------  ----------  ----------
Gross profit....................................       20.8        48.8        47.9
                                                  ----------  ----------  ----------
Operating expenses:
  Research and development......................       34.8        17.1        18.8
  Selling, general and administrative...........       25.9        14.2        18.1
  In-process research and development...........       19.5          --          --
  Severance charge..............................        1.8         0.9          --
  Stock-based compensation......................        0.6          --          --
                                                  ----------  ----------  ----------
    Total operating expenses....................       82.6        32.2        36.9
                                                  ----------  ----------  ----------
Operating income (loss).........................      (61.8)       16.6        11.0
                                                  ----------  ----------  ----------
Other (income) expense:
  Interest expense..............................        0.2         0.1        11.4
  Interest income...............................       (2.9)       (2.1)       (1.4)
  Other (income) expense........................       (0.1)        1.4         2.9
                                                  ----------  ----------  ----------
Income (loss) before provision for income taxes.      (59.0)       17.2        (1.9)
Provision (benefit) for income taxes............       (1.3)        1.0          --
                                                  ----------  ----------  ----------
Income (loss) before cumulative effect of
 change in accounting principle and
 extraordinary charge...........................      (57.7)       16.2        (1.9)
Cumulative effect of change in accounting
 principle, net of income taxes.................         --        (3.2)         --
Extraordinary charge............................         --          --       (15.9)
                                                  ----------  ----------  ----------
Net income (loss)...............................      (57.7)%      13.0%     (17.8)%
                                                  ==========  ==========  ==========

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

Net Revenues. Net revenues for the fiscal year ended March 31, 2002 and 2001 were $83.7 million and $198.2 million, respectively. Both fiscal 2002 and fiscal 2001 results reflect our adoption of SAB 101. Under SAB 101, a portion of revenues are deferred until installation is complete and the customer accepts the system. Deferred revenue relative to service contracts is recognized over of the life of the related service contract.

Compared to fiscal 2001, net revenues decreased $114.5 million or 57.8%. The decrease in fiscal 2002 revenues was primarily attributable to the capital spending reductions in the semiconductor industry during fiscal 2002, which were primarily related to the cyclical downturn of semiconductor manufacturers and the weakness of the global economy. Revenues decreased primarily due to decreased units sold of both our Therma-Probe and Opti-Probe products.

Net revenues attributable to international sales for the fiscal years ended March 31, 2002 and 2001 accounted for 62% and 59% of our total revenues for such periods, respectively.

Demand for semiconductors and semiconductor equipment experienced a steep cyclical downturn during our fiscal year 2002 just ended. As a result, we experienced low order booking rates, which is expected to continue into the near future. Fewer orders, combined with rescheduling of delivery and order cancellations, resulted in lower revenues and gross profits that materially adversely impacted our financial positions and results of operations.

Our fiscal fourth quarter orders and revenues were improved over our fiscal third quarter, indicating that we may have reached the bottom of the cyclical downturn. We presently expect that revenues will improve gradually over the quarters in fiscal year 2003. However, due to uncertainty as to customer acceptance, market response to our newly introduced product and revenue recognition of our new products, we can give no assurance that we will be able to meet our revenue expectations.

Gross profit. Gross profit decreased 82% from $96.8 million in fiscal 2001 to $17.4 million in fiscal 2002. As a percentage of net revenues, gross profit decreased from 49% in fiscal 2001 to 21% in fiscal 2002. The substantial decrease in gross profit in fiscal 2002 was primarily because of lower revenue, a substantial increase of inventory reserves, and lower production volume, which was inadequate to absorb manufacturing overhead. We increased inventory reserves for obsolete and excess inventories by $12.2 million in the fourth quarter of fiscal 2002. The charges were significantly higher than the normal level and were primarily caused by a significant reduction in demand including reduced demand for our older technology products. During fiscal 2002, we did not reduce our manufacturing overhead enough to compensate for the 57.8% decrease in revenues compared to fiscal 2001. We believe that reducing overhead drastically would prevent us from being ready to benefit from the next upturn in the semiconductor industry.

Research and Development, or R&D, Expenses. R&D expenses were $29.1 million and $33.9 million for fiscal years 2002 and 2001, respectively, representing an decrease in fiscal 2002 of $4.8 million, or 14% from fiscal 2001. R&D expenses as a percentage of net revenues for fiscal 2002 increased to 35% from 17% for fiscal 2001. The decrease of absolute dollars from the prior year is primarily the result of reductions in patent defense expense, contract labor and discretionary expenses. We believe that technological leadership is essential to strengthen our market position in the next economic upturn and expect to continue to commit significant resources to the development of new products and the continuous improvement of existing products.

Selling, General and Administrative, or SG&A, Expenses. SG&A expenses were $21.7 million and $28.2 million for fiscal years 2002 and 2001, respectively. The decrease in fiscal 2002 SG&A expenses was due primarily to decreased headcount as well as decreased sales expenses, such as sales commissions, related to decreased revenues. Compared to fiscal 2001, SG&A expenses in fiscal 2002 decreased $6.5 million, or 23%. SG&A expenses as a percentage of net revenues increased to 26% in fiscal 2002 from 14% in fiscal 2001 primarily due to significantly lower revenue levels in fiscal 2002.

In-Process Research and Development. In January 2002, we acquired Sensys in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $16.3 million for acquired in-process technology for various projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the in-process technology projects were discounted at a rate of 40%. We believe this rate was appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed in the fourth quarter of fiscal 2002.

Severance Charge. During fiscal 2002, we recorded $1.5 million in severance charges as we reduced our workforce by approximately 130 people to reduce operating costs. In fiscal 2001, we accrued a $1.7 million severance charge due to the retirement of our former chairman and Chief Technical Officer, Dr. Allan Rosencwaig.

Stock-based compensation. As part of the acquisition of Sensys, we assumed $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expense was $0.6 million in our fiscal fourth quarter, or 4% of revenue for the quarter.

Other (Income) Expense. Other (income) expense includes interest expense, interest income, and other non-operating (income) expense, net. Total other income for fiscal 2002 was $2.3 million, compared to $1.2 million of total other income in fiscal 2001. A $3.0 million charge was recorded as other expense in fiscal 2001 in connection with the settlement of patent lawsuits with KLA-Tencor. Interest income included in the total other income of fiscal 2002 and 2001 was $2.4 million and $4.3 million, respectively. The decrease in interest income from fiscal 2001 to fiscal 2002 was primarily due to the decrease in interest rate.

Provision (Benefit) for Income Taxes. For fiscal 2002, we recorded a $1.1 million benefit for income taxes due to a change in the tax law that allowed us to carry back net operating losses for five years instead of two years under the previous law. For fiscal 2001, we recorded a $2.0 million provision for income taxes.

Net Income (Loss). Net loss for fiscal 2002 was $48.3 million, as compared to net income of $25.8 million for the prior fiscal year. The loss in fiscal 2002 was primarily a result of decreased revenue, lower gross profit margin and charges recorded in the fiscal fourth quarter of 2002 of $16.3 million for the write-off of acquired IPR&D and $12.2 million additional reserves for obsolete and excess inventories.

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

Research and Development, or R&D, Expenses. R&D expenses were $33.9 million and $21.7 million for fiscal 2001 and 2000, respectively, representing an increase in fiscal 2001 of $12.2 million, or 56% from fiscal 2000. R&D expenses as a percentage of net revenues for fiscal 2001 decreased to 17% from 19% for fiscal 2000. The increase of absolute dollars from the prior year is primarily the result of additional resources dedicated to the development of new products. We believe that technical leadership is essential to our success and expect to continue to commit significant resources to R&D projects.

Selling, General and Administrative, or SG&A, Expenses. SG&A expenses were $28.2 million and $20.8 million for fiscal 2001 and 2000, respectively. Compared to the corresponding period of fiscal 2000, SG&A expenses in fiscal 2001 increased $7.4 million, or 35.6%. SG&A expenses as a percentage of net revenues decreased to 14% in fiscal 2001 from 18% in fiscal 2000 primarily due to higher revenue levels. The increase in fiscal 2001 SG&A expenses was due primarily to increased headcount as well as increase in sales expenses related to increased revenues.

Severance Charge. A $1.7 million one-time severance charge was accrued in fiscal 2001 due to the retirement of our former chairman and CTO, Allan Rosencwaig.

Interest Expense. Interest expense for fiscal 2001 and 2000 was $0.2 million and $13.2 million, respectively. The decrease in interest expense from the prior fiscal year is attributable to the redemption or repurchase of substantially all of our outstanding senior notes in March 2000.

Other (Income) Expense. Other income, net for fiscal 2001 was $1.2 million, compared to $14.9 million net other expense in fiscal 2000. Interest income generated from our cash balance and short-term investment was offset by the $3.0 million one-time charge in the fourth fiscal quarter related to the settlement of patent lawsuits between Therma-Wave, Inc. and KLA- Tencor.

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

Backlog

At March 31, 2002, 2001, and 2000, our backlog was $16.5 million, $57.3 million, and $41.9 million, respectively. Our backlog consists of product orders for which a customer purchase order has been received and accepted and which are scheduled for shipment within twelve months. Orders that are scheduled for shipment beyond the twelve-month window are not included in backlog until they fall within the twelve-month window. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Backlog also includes recurring fees payable under support contracts with our customers and orders for spare parts and billable service. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will sometimes reflect orders shipped in the same quarter that they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long manufacturing cycle of certain of our systems, our inventories will continue to represent a significant portion of working capital. Over the last three fiscal years, we have funded our operating activities principally from net proceeds from our initial public offering.

Cash flow provided by (used in) operating activities was $(17.3) million, $9.6 million and $(6.3) million for the years ended March 31, 2002, 2001 and 2000, respectively. The decrease in cash flow from operating activities from fiscal 2001 to 2002 is mainly due to the decrease in revenue and gross profit during fiscal 2002. The increase in cash flow from operating activities from fiscal 2000 to 2001 is primarily due to the increase in revenues and gross profit versus the prior period.

During the year ended March 31, 2002, net cash provided by investing activities was $4.0 million, a result of a net decrease in short-term investments of $7.3 million, capital expenditures and other investment of $5.3 million and cash received from Sensys acquisition of $2.1 million. Purchases of property and equipment were $4.4 million, $12.0 million and $3.3 million for the years ended March 31, 2002, 2001 and 2000, respectively. Capital expenditures for fiscal 2001 included approximately $4.6 million for expansion of our clean room at our Fremont, California manufacturing facility and $2.3 million for leasehold improvements to our new sales, marketing and customer support facility in Fremont.

Cash provided by financing activities was $4.3 million during the year ended March 31, 2002, most of which represented proceeds received during the year from issuance of common stock under our Employee Stock Purchase Plan, Equity Incentive Plan and for the exercise of warrants in connection with Sensys Acquisition.

Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufac-turing space. Future payments due under debt and lease obligations as of March 31, 2002 (in thousands) are as follows:

                                Payment Due by Fiscal Year
                                ------------------------------------------------------
                                    Total      2003   2004-2005  2006-2007  After 2007
                                ---------  ---------  ---------  ---------  ----------
Debt, including interest...... $      22  $       2  $       2  $      18  $       --
Operating Leases..............    12,668      2,734      5,150      4,229         555
                                ---------  ---------  ---------  ---------  ----------
                               $  12,690  $   2,736  $   5,152  $   4,247  $      555
                                =========  =========  =========  =========  ==========

In June 2001, we entered into a $10.0 million loan and security agreement with Comerica Bank. In December 2001, we amended this bank credit facility. As a result of the amendment, the credit extension limit was increased to $13.5 million from $ 10.0 million. The amended bank credit facility allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 2.0%. We may request advances in an aggregate outstanding amount not to exceed the lesser of $13.5 million or the Borrowing Base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility are secured by substantially all of our assets. The amended Comerica bank credit facility matures on June 30, 2004. As of March 31, 2002, we maintained a $3.5 million standby letter of credit as required by the lessor of our building and had $10.0 million of unused borrowing capacity under the amended bank credit facility. We are in compliance with all financial covenants related to the bank credit facility.

Our principal sources of funds have been and are anticipated to be cash and short-term investments on hand ($59.1 million as of March 31, 2002), cash flows from operating activities and, if necessary, borrowings under our bank credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations for at least the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Inflation

The impact of inflation on our business has not been material for the fiscal years ended March 31, 2002, 2001 and 2000.

Related Party Transactions

Ms. Talat Hasan, Senior Vice President of Therma-Wave and President and Chief Executive Officer of Sensys, is a general partner of Hitek Venture Partners Limited Partnership, or Hitek. Sensys, a wholly-owned subsidiary of Therma-Wave, leases from Hitek certain facilities occupied by Sensys in Santa Clara, California. During the period between January 16, 2002, the day we completed Sensys acquisition, and March 31, 2002, Hitek received $45,000 from the lease of such facilities.

As of March 31, 2002, we had, in the aggregate, outstanding loans to management of approximately $200,000, the proceeds of which were used to acquire our capital stock and $1.0 million, the proceeds of which were used to pay certain tax liabilities incurred by certain executives. The loans used to acquire our capital stock bear interest at the applicable federal rate in effect at the time. The loans used to pay certain tax liabilities do not bear interest. The executives have pledged their stock as security for the loans.

In 1997, we entered into an advisory agreement with Bain Capital Inc., a then majority stockholder, pursuant to which Bain Capital agreed to provide management services. The management fees incurred, excluding out-of pocket expenses, during the fiscal years ended March 31, 2002, 2001 and 2000 were $0, $0 and $750,000, respectively. We bought out the seven and one half years remaining in the term of the agreement with $3.5 million in March 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relations to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of March 31, 2002, our cash included money market securities and commercial paper. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Accountants	29
Consolidated Balance Sheets as of March 31, 2002 and 2001	30
Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000	31
Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Equity (Net Capital Deficiency) for the years ended March 31, 2002, 2001 and 2000	32
Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000	33
Notes to Consolidated Financial Statements	34

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Therma-Wave, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Therma-Wave, Inc. and its subsidiaries at March 31, 2002 and April 1, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during the year ended April 1, 2001 the Company changed its method of recognizing revenue.

PricewaterhouseCoopers LLP
San Jose, California
April 26, 2002

THERMA-WAVE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                                   March 31,
                                                           --------------------
                                                             2002       2001
                                                           ---------  ---------
                         ASSETS
Current assets:
  Cash................................................... $  46,484  $  55,725
  Short-term investments.................................    12,575     19,850
  Accounts receivable, net of allowance for doubtful
   accounts of $1,074 and $1,096 at March 31, 2002 and
   2001, respectively....................................    16,585     43,348
  Inventory..............................................    33,838     47,181
  Deferred income tax assets, current....................        --      2,054
  Other current assets...................................     3,427      1,871
                                                           ---------  ---------
    Total current assets.................................   112,909    170,029
Property and equipment, net..............................    14,041     14,478
Deferred income tax assets, non-current..................        --      3,405
Goodwill and intangible assets, net......................    70,096         --
Other assets.............................................     4,723      3,279
                                                           ---------  ---------
    Total assets......................................... $ 201,769  $ 191,191
                                                           =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $   6,297  $  12,547
  Accrued liabilities....................................    16,008     30,471
  Deferred revenue.......................................     8,683     17,096
  Capital lease obligations, current portion.............        --         66
                                                           ---------  ---------
    Total current liabilities............................    30,988     60,180
Long-term debt...........................................        16         16
Deferred rent and other..................................     2,358      1,913
Commitments and contingencies (Note 7)
Stockholders' equity
  Common stock, $0.01 par value; 35,000,000 shares
   authorized, 29,090,118 and 23,994,699 shares issued
   and outstanding at March 31, 2002 and 2001............       291        240
  Additional paid-in capital.............................   321,466    230,646
  Accumulated deficit....................................  (148,417)  (100,129)
  Notes receivable from stockholders.....................      (200)      (212)
  Accumulated other comprehensive loss...................    (1,790)    (1,463)
  Deferred stock-based compensation......................    (2,943)        --
                                                           ---------  ---------
    Total stockholders' equity...........................   168,407    129,082
                                                           ---------  ---------
    Total liabilities and stockholders' equity........... $ 201,769  $ 191,191
                                                           =========  =========

See accompanying notes to consolidated financial statements.

THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                      Fiscal Years Ended March 31,
                                                  ----------------------------------
                                                     2002        2001        2000
                                                  ----------  ----------  ----------
                                                  (SAB 101)   (SAB 101)
Net revenues.................................... $   83,697  $  198,199  $  115,679
Cost of revenues................................     66,266     101,421      60,320
                                                  ----------  ----------  ----------
Gross profit....................................     17,431      96,778      55,359
                                                  ----------  ----------  ----------
Operating expenses:
  Research and development......................     29,122      33,881      21,748
  Selling, general and administrative...........     21,713      28,239      20,829
  In-process research and development...........     16,340          --          --
  Severance charge..............................      1,470       1,700          --
  Stock-based compensation......................        536          --          --
                                                  ----------  ----------  ----------
    Total operating expenses....................     69,181      63,820      42,577
                                                  ----------  ----------  ----------
Operating income (loss).........................    (51,750)     32,958      12,782
                                                  ----------  ----------  ----------
Other (income) expense:
  Interest expense..............................        204         249      13,178
  Interest income...............................     (2,436)     (4,275)     (1,637)
  Other (income) expense........................       (110)      2,830       3,392
                                                  ----------  ----------  ----------
    Total other (income) expense................     (2,342)     (1,196)     14,933
                                                  ----------  ----------  ----------
Income (loss) before provision for income taxes.    (49,408)     34,154      (2,151)
Provision (benefit) for income taxes............     (1,120)      2,025          --
                                                  ----------  ----------  ----------
Income (loss) before cumulative effect of
 change in accounting principle and
 extraordinary charge...........................    (48,288)     32,129      (2,151)
Cumulative effect of change in accounting
 principle, net of income taxes.................         --      (6,287)         --
Extraordinary charge............................         --          --     (18,404)
                                                  ----------  ----------  ----------
Net income (loss)...............................    (48,288)     25,842     (20,555)
Preferred stock dividends.......................         --          --         942
                                                  ----------  ----------  ----------
Net income (loss) available to common
 stockholders................................... $  (48,288) $   25,842  $  (21,497)
                                                  ==========  ==========  ==========
Basic net income (loss) per share:
  Income (loss) before cumulative effect of
   change in accounting principle and
   extraordinary charge......................... $    (1.94) $     1.37  $    (0.25)
  Cumulative effect of change in accounting
   principle....................................         --       (0.27)         --
  Extraordinary charge..........................         --          --       (1.47)
                                                  ----------  ----------  ----------
Basic net income (loss) per share............... $    (1.94) $     1.10  $    (1.72)
                                                  ==========  ==========  ==========
Diluted net income (loss) per share:
  Income (loss) before cumulative effect of
   change in accounting principle and
   extraordinary charge......................... $    (1.94) $     1.27  $    (0.25)
  Cumulative effect of change in accounting
   principle....................................         --       (0.25)         --
  Extraordinary charge..........................         --          --       (1.47)
                                                  ----------  ----------  ----------
Diluted net income (loss) per share............. $    (1.94) $     1.02  $    (1.72)
                                                  ==========  ==========  ==========
Weighted average number of shares outstanding:
  Basic.........................................     24,894      23,444      12,511
  Diluted.......................................     24,894      25,277      12,511

See accompanying notes to consolidated financial statements.

THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
 (in thousands, except share data)

                                                                                                                                                       Accum-
                                                                                                                                               Note    ulated
                                                                Class A             Class B             Class L                              Receivable Other   Deferred            Compre-
                    Preferred Stock      Common Stock        Common Stock        Common Stock        Common Stock      Additional  Accum-      from    Compre-   Stock              hensive
                  ------------------- ------------------- ------------------- ------------------- -------------------   Paid-In    ulated     Stock-   hensive  Compen-              Income
                   Shares     Amount    Shares     Amount   Shares     Amount   Shares     Amount   Shares     Amount   Capital    Deficit   holders    Loss    sation     Total     (Loss)
                  ---------  -------- -----------  ------ -----------  ------ -----------  ------ -----------  ------  ---------  ---------  --------  -------  -------  ---------  --------
Balance at March
31, 1999.........  748,739  $ 15,347          --  $   --   9,073,532  $   91   1,118,092  $   11   1,008,170  $   10  $  19,754  $(105,416) $   (241) $(1,180) $    --  $ (86,971)
Net loss.........       --        --          --      --          --      --          --      --          --      --         --    (20,555)       --       --       --    (20,555) $(20,555)
Currency
translation
adjustments......       --        --          --      --          --      --          --      --          --      --         --         --        --      442       --        442       442
                                                                                                                                                                                    --------
Comprehensive
loss.............                                                                                                                                                                  $(20,113)
                                                                                                                                                                                    ========
Issuance of
common stock.....       --        --          --      --          --      --      12,810      --          --      --         75         --        --       --       --         75
Preferred stock
dividends........       --       942          --      --          --      --          --      --          --      --       (942)        --        --       --       --       (942)
Conversion of
Class A, B and L
into common
stock............       --        --  12,524,132     125  (9,073,532)    (91) (1,130,902)    (11) (1,008,170)    (10)       (13)        --        --       --       --         --
Issuance of
common stock in
connection with
IPO..............       --        --  10,350,000     104          --      --          --      --          --      --    190,635         --        --       --       --    190,739
Conversion of
preferred
stock............ (748,739)  (16,289)    748,739       7          --      --          --      --          --      --     16,282         --        --       --       --     16,289
Issuance of
common stock.....       --        --      24,007      --          --      --          --      --          --      --        408         --        --       --       --        408
                  ---------  -------- -----------  ------ -----------  ------ -----------  ------ -----------  ------  ---------  ---------  --------  -------  -------  ---------
Balance at March
31, 2000.........       --        --  23,646,878     236          --      --          --      --          --      --    226,199   (125,971)     (241)    (738)      --     99,485
Net income.......       --        --          --      --          --      --          --      --          --      --         --     25,842        --       --       --     25,842  $ 25,842
Currency
translation
adjustments......       --        --          --      --          --      --          --      --          --      --         --         --        --     (725)      --       (725)     (725)
                                                                                                                                                                                    --------
Comprehensive
income...........                                                                                                                                                                  $ 25,117
                                                                                                                                                                                    ========
Receipts from
stockholders.....       --        --          --      --          --      --          --      --          --      --         --         --        29       --       --         29
Tax benefits
from employee
stock option
plans............       --        --          --      --          --      --          --      --          --      --        478         --        --       --       --        478
Issuance of
common stock.....       --        --     347,821       4          --      --          --      --          --      --      3,969         --        --       --       --      3,973
                  ---------  -------- -----------  ------ -----------  ------ -----------  ------ -----------  ------  ---------  ---------  --------  -------  -------  ---------
Balance at March
31, 2001.........       --        --  23,994,699     240          --      --          --      --          --      --    230,646   (100,129)     (212)  (1,463)      --    129,082
Net loss.........       --        --          --      --          --      --          --      --          --      --         --    (48,288)       --       --       --    (48,288) $(48,288)
Currency
translation
adjustments......       --        --          --      --          --      --          --      --          --      --         --         --        --     (327)      --       (327)     (327)
                                                                                                                                                                                    --------
Comprehensive
loss.............                                                                                                                                                                  $(48,615)
                                                                                                                                                                                    ========
Receipts from
stockholders.....       --        --          --      --          --      --          --      --          --      --         --         --        12       --       --         12
Issuance of
common stock under
ESPP.............       --        --     295,199       3          --      --          --      --          --      --      2,740         --        --       --       --      2,743
Issuance of
common stock under
stock option
plans............       --        --     132,434       1          --      --          --      --          --      --        875         --        --       --       --        876
Cancellation of
time-vesting
shares...........       --        --     (13,742)     --          --      --          --      --          --      --         (6)        --        --       --       --         (6)
Issuance of
common stock for
acquisition of
sensys...........       --        --   4,470,510      45          --      --          --      --          --      --     82,941         --        --       --       --     82,986
Issuance of
common stock for
the exercise of
warrants.........       --        --     211,018       2          --      --          --      --          --      --        775         --        --       --       --        777
Deferred
stock-based
compensation.....       --        --          --      --          --      --          --      --          --      --      3,495         --        --       --   (3,495)        --
Amortization of
deferred
stock-based
compensation.....       --        --          --      --          --      --          --      --          --      --         --         --        --       --      552        552
                  ---------  -------- -----------  ------ -----------  ------ -----------  ------ -----------  ------  ---------  ---------  --------  -------  -------  ---------
Balance at March
31, 2002.........       --  $     --  29,090,118  $  291          --  $   --          --  $   --          --  $   --  $ 321,466  $(148,417) $   (200) $(1,790) $(2,943) $ 168,407
                  =========  ======== ===========  ====== ===========  ====== ===========  ====== ===========  ======  =========  =========  ========  =======  =======  =========

See accompanying notes to consolidated financial statements.

THERMA-WAVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                           Fiscal Years Ended March 31,
                                                       -------------------------------
                                                         2002       2001       2000
                                                       ---------  ---------  ---------
Operating activities:
Net income (loss).................................... $ (48,288) $  25,842  $ (20,555)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization......................     5,251      1,042      2,775
  Amortization of intangible assets..................       682        451      1,715
  Amortization of deferred stock-based compensation..       552         --         --
  Amortization of deferred financing costs...........        --         --      1,481
  In-process research and development................    16,340         --         --
  Deferred income taxes..............................     5,459     (5,459)        --
  Loss on disposal of property, plant and equipment..        --      1,467         --
  Inventory charge...................................    12,217         --         --
  Extraordinary charge...............................        --         --     18,404
  Changes in assets and liabilities:
    Accounts receivable..............................    26,766    (18,948)   (12,220)
    Inventories......................................     2,005    (23,492)    (9,577)
    Other assets.....................................    (2,122)    (1,402)     6,198
    Accounts payable.................................    (6,983)     2,436      6,077
    Accrued and other liabilities....................   (29,168)    27,663       (556)
                                                       ---------  ---------  ---------
      Net cash provided by (used in) operating
       activities....................................   (17,289)     9,600     (6,258)
                                                       ---------  ---------  ---------
Investing activities:
Purchases of property and equipment..................    (4,364)   (11,988)    (3,261)
Short-term investments...............................     7,275    (19,850)        --
Cash acquired upon Sensys acquisition................     2,055         --         --
Other................................................      (927)      (478)      (366)
                                                       ---------  ---------  ---------
      Net cash provided by (used in) investing
       activities....................................     4,039    (32,316)    (3,627)
                                                       ---------  ---------  ---------
Financing activities:
Redemption of Senior Notes...........................        --         --   (126,520)
Proceeds from initial public offering................        --         --    190,739
Principal payments under capital lease
 obligations.........................................       (66)      (514)      (304)
Proceeds from issuance of common stock...............     4,390      3,973        483
Proceeds from note receivable from stockholder.......        12         --         --
Tax benefits from employee stock option plans........        --        478         --
                                                       ---------  ---------  ---------
      Net cash provided by financing
       activities....................................     4,336      3,937     64,398
                                                       ---------  ---------  ---------

Effect of exchange rates on cash.....................      (327)      (696)       442

Net (decrease) increase in cash and cash
 equivalents.........................................    (9,241)   (19,475)    54,955
Cash and cash equivalents at beginning of period.....    55,725     75,200     20,245
                                                       ---------  ---------  ---------
Cash and cash equivalents at end of period........... $  46,484  $  55,725  $  75,200
                                                       =========  =========  =========
Supplementary disclosures:
  Cash paid for interest............................. $     134  $     226  $  16,422
                                                       =========  =========  =========
  Cash paid for income taxes......................... $     577  $   1,403  $      10
                                                       =========  =========  =========

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

Basis of Presentation

The consolidated financial statements include the accounts of Therma-Wave, Inc. and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. Our fiscal year is a 52 to 53-week year ending on the Sunday on or following March 31 of each year. Fiscal years 2002, 2001 and 2000 ended on March 31, 2002, April 1, 2001 and April 2, 2000 respectively. For convenience, the accompanying financial statements have been presented as March 31 of each fiscal year.

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

Change in Accounting Principle

In accordance with guidance provided in SAB 101, we recorded $6.3 million (net of income tax benefit of $401,000), or $0.25 per diluted share, as the cumulative effect of the change in accounting principle as of the beginning of the 2001 fiscal year. For periods prior to fiscal 2001, data was not available to provide pro-forma information as if the accounting change was retroactive to prior periods.

Deferred revenue as of April 1, 2000 was $10.9 million. This amount consisted of deferred service revenue as well as $9.4 million of equipment revenue that was deferred from previous years under SAB 101. During the year ended March 31, 2002 and 2001, we recognized $1.6 million and $6.9 million, respectively, out of the $9.4 million revenue that was included in the cumulative effect adjustment as of April 1, 2000.

Concentration of Credit Risk/Major Customers

We sell our products to major semiconductor manufacturing companies throughout the world. We perform continuing credit evaluations of our customers and, generally, do not require collateral. Letters of credit may be required from our customers in certain circumstances. Sales to customers representing 10% or more of net revenues were as follows:

                                                  Fiscal Years Ended March 31,
                                              -------------------------------
Customer                                        2002       2001       2000
--------------------------------------------  ---------  ---------  ---------
   A........................................        24%       22%       14%
   B........................................        13%       --         --
   C........................................        12%       13%       10%

Accounts receivable from two customers accounted for approximately 18% and 17% of total accounts receivable at March 31, 2002. Accounts receivable from two customers accounted for approximately 25% and 17% of total accounts receivable at March 31, 2001.

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

Foreign Currency Translations and Transactions

We have determined that the functional currency of our foreign operations is the local currency. The accumulated effects of foreign translation rate changes related to net assets located outside the United States are included as a component of stockholders' equity (net capital deficiency). Foreign currency transaction gains (losses) are included in other income and expense in the accompanying consolidated statements of operations and amounted to $(31,000), $3,000 and $48,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Cash

We maintain our cash in depository accounts, money market accounts and commercial paper with several financial institutions. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Short-Term Investments

Currently, all investments included as short-term are classified as available-for-sale securities. In fiscal year 2002, all investments were made in commercial paper or municipal bonds and were held to maturity. Therefore there were no unrealized gains or losses. All realized gains and losses, interest and dividends on available-for-sale securities were included in interest income (expense). We also have certain money market and mutual fund investments classified as trading securities included in Other Assets that are part of a deferred compensation plan. Trading securities are reported at fair value with unrealized gains and losses, interest and dividends included in interest income (expense).

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. During the year ended March 31, 2002, we recorded a one-time charge of $12.2 million associated with additional inventory reserves for obsolete and excess inventories. The charge was included in cost of revenues.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on the straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense on property and equipment for fiscal years 2002, 2001 and 2000 was $5.3 million, $1.0 million and $2.8 million, respectively.

Goodwill and other intangible assets

We obtained certain intangible assets in the acquisition of Sensys Instruments Corporation, or Sensys. These intangible assets include developed technology, development contract and trade name and are being amortized on a straight-line basis over the estimated useful lives of two to five years. Effective January 16, 2002, we adopted the non-amortization provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and we will not amortize goodwill associated with the Sensys acquisition, but will review goodwill periodically for impairment. As of March 31, 2002, we had approximately $65.9 million of goodwill that will not be amortized, but will be tested annually for impairment. We will apply SFAS No. 142 in its entirety beginning April 1, 2002. For fiscal 2002 we recorded intangible asset amortization expense of $0.2 million.

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

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). We account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and have adopted the "disclosure only" alternative described in SFAS No. 123. Expense associated with stock-based compensation is amortized over the vesting period of the individual award using an accelerated method, as described in Financial Accounting Standards Board Interpretation No. 28.

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

Recently Issued Accounting Standards

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including amortizable and non-amortizable intangible assets, and is effective for our fiscal year beginning on April 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

2. BALANCE SHEET COMPONENTS

                                                              March 31,
                                                         --------------------
                                                           2002       2001
                                                         ---------  ---------
                                                            (in thousands)
   Inventory:
     Purchased materials............................... $  11,172  $  22,197
     Systems in process................................    12,657     19,571
     Finished systems..................................    10,009      5,413
                                                         ---------  ---------
       Total inventory................................. $  33,838  $  47,181
                                                         =========  =========
   Property and equipment:
     Laboratory and test equipment..................... $   9,037  $   5,244
     Office furniture and equipment....................    11,015     10,212
     Machinery and equipment...........................     1,830      2,546
     Leasehold improvements............................    10,571     10,324
                                                         ---------  ---------
       Total property and equipment, gross.............    32,453     28,326
     Accumulated depreciation and amortization.........   (18,412)   (13,848)
                                                         ---------  ---------
       Total property and equipment, net............... $  14,041  $  14,478
                                                         =========  =========
   Goodwill and intangible assets:
     Acquired intangible assets........................ $   4,470  $      --
     Accumulated amortization of intangible assets.....      (239)        --
                                                         ---------  ---------
       Total intangible assets, net....................     4,231         --
     Goodwill..........................................    65,865         --
                                                         ---------  ---------
       Total goodwill and intangible assets, net....... $  70,096  $      --
                                                         =========  =========
   Accrued liabilities:
     Interest payable.................................. $      48  $      20
     Accrued compensation and related expenses.........     3,527     11,304
     Accrued warranty costs............................     1,802      3,742
     Commissions payable...............................       803      1,825
     Other accrued liabilities.........................     9,828     13,580
                                                         ---------  ---------
       Total accrued liabilities....................... $  16,008  $  30,471
                                                         =========  =========

3. NET INCOME (LOSS) PER SHARE

The following tables set forth the computation of net income (loss) before extraordinary charge per share of common stock:

                                                      Fiscal Years Ended March 31,
                                                  ----------------------------------
                                                     2002        2001        2000
                                                  ----------  ----------  ----------
Numerator (in thousands):
  Net income (loss)............................. $  (48,288) $   25,842  $   (2,151)
  Less: preferred stock dividend................         --          --        (942)
                                                  ----------  ----------  ----------
                                                 $  (48,288) $   25,842  $   (3,093)
                                                  ==========  ==========  ==========
Denominator (in thousands):
Weighted average shares outstanding used for
 basic income (loss) per share..................     24,894      23,444      12,511
Unvested shares.................................         --         333          --
Dilutive stock options..........................         --       1,500          --
                                                  ----------  ----------  ----------
Weighted average shares outstanding used for
 diluted income (loss) per share................     24,894      25,277      12,511
                                                  ==========  ==========  ==========

The following table summarizes securities outstanding (in thousands) in absolute number as of each period end which were not included in the calculation of diluted net income (loss) per share since their inclusion would be anti-dilutive.

                                                      Fiscal Years Ended March 31,
                                                  ----------------------------------
                                                     2002        2001        2000
                                                  ----------  ----------  ----------
Common Stock Subject to Repurchase (unvested)...        105          --         550
Common Stock Held in Escrow.....................        541          --          --
Stock Options...................................      5,016         948       2,892
Warrants........................................        118          --          --

The stock options outstanding at March 31, 2002, 2001 and 2000 that we excluded from the above calculation, had a weighted average exercise price of $11.46, $15.89 and $8.84, respectively. The warrants outstanding at March 31, 2002 that we excluded from the above calculation, had a weighted average exercise price of $3.71.

4. FINANCING ARRANGEMENTS

Senior Notes

Immediately after the closing of our initial public offering in February 2000, we began to redeem the $115.0 million of senior notes ("Senior Notes") outstanding which accrue interest at 10 5/8% per annum and which would have matured on May 15, 2004. In accordance with the Senior Notes indenture, we were required to redeem prior to maturity, $40,250,000, or 35% of the aggregate principal amount of our outstanding Senior Notes at a price of 110.625% of the principal amount, plus accrued and unpaid interest thereon.

In addition, we commenced a tender offer and consent solicitation for the remaining $74,750,000, or 65% of the aggregate principal amount of its Senior Notes (representing all remaining Senior Notes outstanding after giving effect to the mandatory redemption). In accordance with our Offer to Purchase and Consent Solicitation Statement dated February 9, 2000, we redeemed $74,734,000 aggregate principal amount of its outstanding Senior Notes at a price per note of $1,089.86, plus accrued and unpaid interest and a consent payment of $30.00. The tender offer was completed on March 10, 2000.

The redemption of $114,984,000 aggregate principal amount of Senior Notes resulted in a one-time extraordinary charge relating to the early extinguishment of debt of $18,404,000 consisting of the following
(in thousands):

Premium on Senior Notes.................... $  10,992
Write-off of unamortized financing costs...     6,868
Expenses...................................       544
                                             ---------
Total extraordinary charges................ $  18,404
                                             =========

As of March 31, 2002, our Senior Note balance was $16,000.

Bank Credit Facility

In June 2001, we entered into a $10.0 million loan and security agreement with Comerica Bank. In December 2001, we amended this bank credit facility. As a result of the amendment, the credit extension limit was increased to $13.5 million from $ 10.0 million. The amended bank credit facility allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 2.0%. We may request advances in an aggregate outstanding amount not to exceed the lesser of $13.5 million or the Borrowing Base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility are secured by substantially all of our assets. The amended Comerica bank credit facility matures on June 30, 2004. As of March 31, 2002, we maintained a $3.5 million standby letter of credit as required by the lessor of our building and had $10.0 million of unused borrowing capacity under the amended bank credit facility. We are in compliance with all financial covenants related to the bank credit facility.

5. INCOME TAXES

The domestic and foreign components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

                                                  Fiscal Years Ended March 31,
                                              -------------------------------
                                                2002       2001       2000
                                              ---------  ---------  ---------
   Domestic................................. $ (48,041) $  32,994  $  (2,657)
   Foreign..................................    (1,367)     1,160        506
                                              ---------  ---------  ---------
     Total.................................. $ (49,408) $  34,154  $  (2,151)
                                              =========  =========  =========

The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                  Fiscal Years Ended March 31,
                                              -------------------------------
                                                2002       2001       2000
                                              ---------  ---------  ---------
   Current:
     Federal................................ $  (6,579) $   7,118  $      --
     State..................................        --       (129)        --
     Foreign................................        --        495         --
                                              ---------  ---------  ---------
                                                (6,579)     7,484         --
                                              ---------  ---------  ---------
   Deferred:
     Federal................................     5,459     (5,459)        --
     State..................................        --         --         --
     Foreign................................        --         --         --
                                              ---------  ---------  ---------
                                                 5,459     (5,459)        --
                                              ---------  ---------  ---------
                                             $  (1,120) $   2,025  $      --
                                              =========  =========  =========

A reconciliation between the U.S. federal statutory rate and the effective tax rate reflected in the statements of operations is as follows:

                                                  Fiscal Years Ended March 31,
                                              -------------------------------
                                                2002       2001       2000
                                              ---------  ---------  ---------

Provision at federal statutory rate.........      35.0%     35.0%     35.0%
State taxes.................................       0.4        1.0        2.9
Foreign sales corporation...................        --       (3.3)        --
Tax credits.................................        --      (11.1)       2.3
Change in valuation allowance...............     (23.2)     (16.3)     (27.4)
Non-deductible expenses.....................     (12.1)       0.4      (13.3)
Other.......................................       2.2        0.3        0.5
                                              ---------  ---------  ---------
  Total.....................................       2.3%      6.0%       -- %
                                              =========  =========  =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                              March 31,
                                                         --------------------
                                                           2002       2001
                                                         ---------  ---------
   Deferred tax assets:
     Accrued costs and expenses........................ $  12,775  $   8,702
     Depreciation and amortization.....................     1,427      1,309
     Other.............................................        --      3,452
     Net operating loss and tax credits carryforwards..    11,936      1,431
                                                         ---------  ---------
       Total gross deferred tax assets.................    26,138     14,894
   Less: valuation allowance...........................   (23,666)    (9,435)
                                                         ---------  ---------
       Total deferred tax assets.......................     2,472      5,459
                                                         ---------  ---------
   Deferred tax liabilities:
     Non-goodwill intangibles..........................    (1,826)        --
     Depreciation and amortization.....................        --         --
     Other.............................................      (646)        --
                                                         ---------  ---------
     Net deferred tax liabilities......................    (2,472)        --
                                                         ---------  ---------
       Total net deferred tax assets................... $      --  $   5,459
                                                         =========  =========

The net changes in the total valuation allowance for the years ended March 31, 2002 and 2001 were $14.2 million and $(3.4) million, respectively. At March 31, 2002, management has recognized deferred tax assets equal to the deferred tax liability related to acquired non-goodwill intangibles.

At March 31, 2002, we have federal and state net operating losses of $28.0 million and $8.0 million respectively. The federal net operating losses will begin to expire in 2023, while the state net operating losses will begin to expire in 2008.

At March 31, 2002, we have federal and state research and development tax credits of $500,000 and $800,000, respectively. The federal research and development tax credits will begin to expire in 2012, while the state research tax credits may be carried forward indefinitely.

6. BUSINESS COMBINATIONS

On January 16, 2002, we issued approximately 4.47 million shares of our common stock in exchange for all outstanding common and preferred shares of Sensys. The results of Sensys' operations have been included in the consolidated financial statements since that date. Sensys was founded in 1996 to develop and market advanced process control metrology products that can be integrated into semiconductor processing equipment. These products are aimed at improving the productivity of this equipment in semiconductor fabs. Sensys has established positions at several leading process equipment suppliers for Lithography, CMP, Etch and CD-SEM equipment. The Sensys acquisition is to further strengthen our position in this important emerging market segment. As a company, Sensys will continue to operate as a wholly-owned subsidiary of Therma-Wave, focusing on integrated metrology applications and developing business with process equipment manufacturers. Therma-Wave's Integra products, including the iX-SE, will be integrated with Sensys business operations.

The total purchase price for this acquisition was $88.3 million, consisting of approximately 4.47 million shares of common stock with a fair value of $72.8 million, assumed stock options to purchase 608,151 shares of common stock with a fair value of $9.1 million, assumed warrants to acquire 329,490 shares of common stock with a fair value of $4.6 million, and transaction costs, consisting of investment advisory, legal and other professional service fees, of $1.85 million. Common stock was valued at $16.28 per share using the Company's average stock price for the five day period around January 15, 2002. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of 5 years, a weighted average risk-free rate of 4.5%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $16.28 per share. The intrinsic value of these options, totaling approximately $3.5 million, has been recorded as deferred stock-based compensation. Warrants were valued using the Black- Scholes option pricing model, applying the remaining contractual life of 3.6 years, a weighted average risk-free rate of 4.5%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $16.28 per share.

The purchase price allocation is as follows (in thousands):

                                             Amount     Useful Life
                                             ---------  -----------
Fair value of net liabilities assumed...... $  (1,840)          --
In-process research and development........    16,340           --
Developed technology.......................       890       2 years
Development contract.......................     2,590       5 years
Trade name.................................       990       5 years
Unearned stock compensation................     3,495       4 years
Goodwill...................................    65,865           --
                                             ---------
 Total purchase price...................... $  88,330
                                             =========

The fair values of Sensys' net assets as of the acquisition date were (in thousands):

                                              Amount
                                             ---------
Cash....................................... $   2,055
Accounts receivable, net...................         2
Inventory..................................       879
Other current assets.......................       394
Fixed assets...............................       450
Accounts payable...........................      (733)
Other current liabilities..................    (4,879)
Long-term liabilities......................        (8)
                                             ---------
                                            $  (1,840)
                                             =========

The allocation of the consideration for the acquisition of Sensys to its individual assets and liabilities is based on management's analysis and estimates of the fair values of the acquired assets and liabilities. In addition to the value assigned to IPR&D projects, and Sensys' tangible assets, specific intangible assets were identified and valued. The identifiable assets include a development contract, trade name, and existing developed technology.

IPR&D consists of those products were not yet proven to be technologically feasible but have been developed to a point where there is value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses are believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition.

The value of IPR&D was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. A discount rate of 40% was used which is higher than the industry average due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above. The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project to technological feasibility. Revenue resulting from IPR&D projects is expected to commence in the fourth quarter of calendar 2002.

The projects included in purchased IPR&D, the percent completed and the value assigned to each project are as follows (in thousands):

                                  Estimate of       Value
                             Percent Completed   Assigned
                            ------------------  ---------
IPR&D:
  Compact CD-i.............                22% $  14,180
  Standalone Capabilities..                30%     2,160
                            ------------------  ---------
Total IPR&D                                    $  16,340
                                                =========

The following unaudited pro forma information is presented to illustrate the effects of the acquisition on the historical financial position and operating results of Therma-Wave and Sensys using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America. The unaudited pro forma information is based upon the historical financial statements of the respective companies. The unaudited pro forma information for the twelve months ended March 31, 2001 assumes the acquisition took place as of April 1, 2000 and combines results from Therma- Wave's consolidated statement of operations for the twelve months ended March 31, 2001 and Sensys' statement of operations for the twelve months ended March 31, 2001. The unaudited pro forma information for the twelve months ended March 31, 2002 assumes the acquisition took place as of April 1, 2001 and combines results from Therma-Wave's consolidated statement of operations for the twelve months ended March 31, 2002 and Sensys' unaudited statement of operations for the period from April 1, 2001 through January 16, 2002, the date of completion of the acquisition.

                                               Twelve Months Ended March 31,
                                    ------------------------------------------------
                                               2002             2001
                                    ------------------------  ----------------------
                                    Pro Forma    As Reported  Pro Forma  As Reported
                                    -----------  -----------  ---------  -----------
Net revenues...................... $    85,994  $    83,697  $ 198,688  $   198,199
Gross profit......................      17,637       17,431     95,718       96,778
Operating income (loss)...........     (61,457)     (51,750)    26,145       32,958
Net income (loss) before
cumulative effect of change
in accounting principle...........     (58,491)     (48,288)    25,161       32,129
Net income (loss)................. $   (58,491) $   (48,288) $  18,874  $    25,842
                                    ===========  ===========  =========  ===========
Net income (loss) per share.......
  Basic...........................       (2.09)       (1.94)      0.69         1.10
  Diluted.........................       (2.09)       (1.94)      0.62         1.02

Weighted average common
 shares outstanding:
  Basic...........................      28,024       24,894     27,374       23,444
  Diluted.........................      28,024       24,894     30,522       25,277

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of Therma-Wave would have been had the acquisition occurred on the dates assumed, nor is it necessarily indicative of future consolidated results of operations or financial position.

7. COMMITMENTS AND CONTINGENCIES

We lease our facilities under non-cancellable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. We are required pursuant to the terms of a facility lease to maintain a $3.5 million standby letter of credit.

Property and equipment includes equipment recorded under capital leases of approximately $16,000, $895,000 and $1.3 million, and related accumulated amortization of $4,000, $830,000 and $761,000 at March 31, 2002, 2001 and 2000, respectively.

Rent expense was approximately $2.3 million, $2.2 million and $1.5 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. At March 31, 2002, future minimum lease payments under non- cancellable operating leases are as follows (in thousands):

                                                Operating
                                                 Leases
                                               -----------
   Fiscal Year
   2003...................................... $     2,734
   2004......................................       2,734
   2005......................................       2,416
   2006......................................       2,249
   2007......................................       1,980
   Thereafter................................         555
                                               -----------
   Future Minimum Lease Payments.............      12,668
                                               ===========

Legal Proceedings

On April 22, 2002, we filed a patent infringement suit against Boxer-Cross Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer-Cross' BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against Jenoptik, AG, in 1994. The earlier court rulings led to Jenoptik's withdrawal from the U.S. market. We have asked the court to issue an injunction barring Boxer-Cross from making, using or selling its BX-10 product.

On December 28, 2001, Sensys Instruments Corporation, or Sensys, who became a wholly-owned subsidiary of the Company in January 2002, was named in a patent infringement suit filed by KLA-Tencor. KLA- Tencor alleged that it patented an aspect of the integrated metrology technology that Sensys uses in its integrated product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment it alleges uses this aspect. We believe none of the current Sensys products infringes any of the claims of KLA-Tencor's patent. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our company.

There are currently no other material legal proceedings pending against us. We may be required to initiate additional litigation in order to enforce any patents issued to or licensed to us or to determine the scope and/or validity of a third party's patent or other proprietary rights. In addition, we may be subject to additional lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed above in the prior risk factor, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

8. SEVERANCE CHARGE

During fiscal year 2002, we announced and implemented reduction in force programs aimed at bringing operating expenses in line with our operating environment during the period. All terminated employees were notified of their severance and related benefits at the time the programs were announced. The programs resulted in a reduction of approximately 130 employees primarily involved in customer service and manufacturing positions. All expenses were paid out in cash with the remaining balance at March 31, 2002 expected to be paid out within a year. Expenses relating to reductions in force are summarized as follows:

                        Provision
                       Year Ended                  Balance
                      March 31, 2002 Utilized   March 31, 2002
                      -------------  ---------  -------------
   Severance........ $       1,291  $   1,107  $         184
   Other............           179         62            117
                      -------------  ---------  -------------
                     $       1,470  $   1,169  $         301
                      =============  =========  =============

In the last quarter of fiscal year 2001, we recorded $1.7 million severance charge in connection with the retirement of our former chairman and Chief Executive Officer, Allan Rosencwaig.

9. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Common Stock

In connection with our recapitalization, which closed on May 16, 1997, our outstanding equity securities consisted of 9,073,532 shares of Class A common stock; 1,334,875 shares of Class B common stock; 1,008,170 shares of Class L common stock; and 748,739 shares of preferred stock. The shares of Class A common stock and Class L common stock each entitled the holder to one vote per share on all matters to be voted upon by our stockholders and are otherwise identical, except that the shares of Class L common stock were entitled to a preference over Class A common stock with respect to any distribution by the company to holders of its capital stock equal to the original cost of such share ($19.085) plus an amount which accrued on a daily basis at a rate of 12% per annum, compounded annually. The Class B common stock was identical to the Class A common stock except that the Class B common stock was non-voting and was convertible into Class A common stock at any time following our initial public offering at the option of the holder.

On February 9, 2000, we completed our initial public offering of common stock. We issued 10,350,000 shares of common stock, including the exercise of the underwriters' over-allotment option, at a price of $20.00 per share. Net proceeds, net of underwriting discounts and offering costs, were $190,739,000.

In conjunction with our initial public offering and an amendment to our articles of incorporation, 9,073,532, 1,130,902 and 1,008,170 shares of our outstanding Class A common stock, Class B common stock and Class L common stock were converted into 9,073,532, 1,130,902 and 2,319,698 shares of common stock, respectively.

We have outstanding unvested shares of common stock that are subject to repurchase by us if the holder is no longer employed by us. Such shares vest over five years from the date of issuance. As of March 31, 2002, 2001 and 2000, respectively, 105,020, 333,151 and 550,117 shares of common stock were subject to repurchase.

On January 16, 2002, we issued approximately 4.47 million shares of common stock to the former shareholders of Sensys in connection with the Sensys acquisition, of which 540,724 shares are being held in escrow for a period of 18 months and during that time are used to satisfy certain working capital adjustments and indemnification claims.

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

Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, or APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our employee stock awards because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models for use in valuing employee stock options. Under APB No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Stock Options. During fiscal year 1998, we adopted several stock option plans (the "1997 Plans") whereby the Board of Directors may have granted incentive stock options and non-statutory stock options to employees, directors or consultants.

In connection with the initial public offering, we adopted the 2000 Equity Incentive Plan, whereby the Board of Directors may grant incentive stock options and non-statutory stock options to employees, directors or consultants. No future grants are available under the 1997 Plans upon the effectiveness of the 2000 Equity Incentive Plan. We have reserved (1) 3,300,000 shares of common stock (2) any shares returned to the 1997 Plans as a result of termination of options and (3) annual increases to be added on the date of each annual meeting of stockholders commencing in 2000 equal to 1.0% of the outstanding shares of common stock, or such lesser amount as may be determined by the Board of Directors, for issuance under the 2000 Equity Incentive Plan.

Vesting provisions for stock options granted under our stock option plans are determined by the Board of Directors. Unless the Board of Directors specifically determines otherwise at the time of the grant, the option shall vest twenty-five percent (25%) on first anniversary of the grant and then prorated portion to vest monthly thereafter for the remaining thirty-six months, i.e., one forty-eighth (2.083%) per month from the date of grant, beginning with stock options granted on April 30, 2002. Prior to April 30, 2002, options vested 25% on each of the first four anniversaries from the date of grant. Stock options expire ten years from the date of grant. Common shares issued on exercise of options prior to vesting are subject to repurchase if the holder is no longer employed by us.

A summary of our stock option activity, and related information for the years ended March 31, 2002, 2001 and 2000 are as follows:

                                                             Options Outstanding
                                                            ---------------------
                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                 Shares       Number    Price per
                                                Available   of shares     Share
                                               -----------  ----------  ---------
Balance at 3/31/99...........................   5,706,028   1,778,972  $    9.64
  Termination of Plans.......................  (4,416,453)         --         --
  Authorization..............................     300,000          --         --
  Granted....................................  (1,216,297)  1,216,297       7.49
  Exercised..................................          --     (13,451)      6.00
  Cancelled..................................      89,337     (89,337)      6.64
                                               -----------  ----------
Balance at 3/31/00...........................     462,615   2,892,481       8.84
  Authorization..............................   3,236,728          --         --
  Granted....................................  (1,348,425)  1,348,425      20.45
  Exercised..................................          --     (92,316)      6.38
  Cancelled..................................     228,817    (464,623)     14.19
                                               -----------  ----------
Balance at 3/31/01...........................   2,579,735   3,683,967      12.48
  Authorization..............................     241,241          --         --
  Granted....................................  (2,036,810)  2,036,810      10.00
  Exercised..................................          --    (132,434)      6.62
  Cancelled..................................     572,250    (572,250)     13.95
                                               -----------  ----------
Balance at 3/31/02...........................   1,356,416   5,016,093      11.46
                                               ===========  ==========

The following table summarizes information about stock options outstanding as of March 31, 2002:

                                     Options Outstanding        Options Exercisable
                            ---------------------------------- ---------------------
                                                                           Weighted
                             Weighted                                       Average
                              Average                Weighted              Exercise
                             Remaining                Average                Price
                            Contractual   Number     Exercise    Number       per
                               Life     Outstanding    Price   of shares     Share
                            ----------- -----------  --------- ----------  ---------
Range of Exercise prices:
  $ 0.82-$4.00.............       7.50     790,688  $    2.32    476,904  $    2.84
  $ 6.00-$7.00.............       6.94     995,757       6.65    503,124       6.45
  $ 7.78-$15.89............       8.09   2,278,660      12.45    735,998      11.55
  $ 18.25-$35.50...........       8.31     950,988      21.73    248,623      21.80
                                        -----------            ----------
                                  7.81   5,016,093      11.46  1,964,649       9.43
                                        ===========            ==========

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS
No. 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to March 31, 1996 under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options have characteristics significantly different from those of options of publicly traded companies and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

For the years ended March 31, 2002, 2001 and 2000, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                              Fiscal Years Ended March 31,
                                            -------------------------------
                                              2002       2001       2000
                                            ---------  ---------  ---------
Risk-free interest rate...................       4.5%      5.7%      6.8%
Dividend yield............................        -- %       -- %       -- %
Expected volatility.......................        90%       90%       65%
Expected life in years....................         5          5          5
Per option fair value..................... $   11.61  $   12.64  $    3.94

Employee Stock Purchase Plan. In connection with the initial public offering, we also adopted the 2000 Employee Stock Purchase Plan, whereby employees may purchase shares of common stock, at a discounted price through payroll deductions or lump sum cash payments. We have reserved 1,500,000 shares of common stock for issuance under the 2000 Employee Stock Purchase Plan. As of March 31, 2002, 566,271 shares of common stock have been issued under the Stock Purchase Plan.

For the years ended March 31, 2002 and 2001 and 2000, the following weighted-average assumptions were used to determine the fair value of purchase rights under the 2000 Employee Stock Purchase Plan:

                                              Fiscal Years Ended March 31,
                                            -------------------------------
                                              2002       2001       2000
                                            ---------  ---------  ---------
Risk-free interest rate...................       4.5%      5.7%      6.8%
Dividend yield............................        -- %       -- %       -- %
Expected volatility.......................        90%       90%       65%
Expected life in years....................         1          1          1

Had compensation costs been determined based upon the fair value at the grant date for awards under the above stock option plans and employee stock purchase plans, consistent with the methodology prescribed under SFAS No. 123, our pro forma net income (loss) available to common stockholders and pro forma diluted net income (loss) per share under SFAS No. 123 would have been:

                                              Fiscal Years Ended March 31,
                                            -------------------------------
                                              2002       2001       2000
                                            ---------  ---------  ---------
   Net income (loss) (in thousands)
     As reported.......................... $ (48,288) $  25,842  $ (21,497)
     Pro forma............................ $ (55,244) $  20,890  $ (22,769)
   Diluted net income (loss) per share
     As reported.......................... $   (1.94) $    1.02  $   (1.72)
     Pro forma............................ $   (2.22) $    0.83  $   (1.82)

In connection with the Sensys acquisition, we recognized unearned compensation of $3.5 million for stock options granted. Deferred stock-based compensation is amortized to expense over the vesting period using an accelerated method, and may decrease if employees terminate service prior to vesting. During the fourth quarter of fiscal 2002, we recognized the stock-based compensation of $0.6 million.

10. RELATED PARTY TRANSACTIONS

Ms. Talat Hasan, Senior Vice President of Therma-Wave and President and Chief Executive Officer of Sensys, is a general partner of Hitek Venture Partners Limited Partnership, or Hitek. Sensys, a wholly-owned subsidiary of Therma-Wave, leases from Hitek certain facilities occupied by Sensys in Santa Clara, California. During the period between January 16, 2002, the day we completed Sensys acquisition, and March 31, 2002, Hitek received $45,000 from the lease of such facilities.

As of March 31, 2002, we had, in the aggregate, outstanding loans to management of approximately $200,000, the proceeds of which were used to acquire our capital stock and $1.0 million, the proceeds of which were used to pay certain tax liabilities incurred by certain executives. The loans used to acquire our capital stock bear interest at the applicable federal rate in effect at the time. The loans used to pay certain tax liabilities do not bear interest. The executives have pledged their stock as security for the loans.

In 1997, we entered into an advisory agreement with Bain Capital Inc., a then majority stockholder, pursuant to which Bain Capital agreed to provide management services. The management fees incurred, excluding out-of pocket expenses, during the fiscal years ended March 31, 2002, 2001 and 2000 were $0, $0 and $750,000, respectively. We bought out the seven and one half years remaining in the term of the agreement with $3.5 million in March 2000, which amount was expensed in fiscal 2000.

11. RETIREMENT PLAN

We have a retirement plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Discretionary company contributions accrued, which are based on achieving certain operating profit goals, were $0, $730,000 and $400,000 in fiscal 2002, 2001 and 2000, respectively.

12. SEGMENT INFORMATION

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

Revenue in each geographic area is recognized according to our revenue recognition policy as described in Note 1 of Notes to Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales were $51.9 million, $117.3 million and $65.3 million of the net sales in fiscal 2002, 2001 and 2000, respectively.

The following is a summary of operations in geographic areas (in thousands). Other foreign areas include Taiwan, Israel and Korea, each of which is individually not material for separate disclosure.

                                                                      Other
                                     U.S.       Japan      U.K.      Foreign   Eliminations  Consolidation
                                   ---------  ---------  ---------  ---------  ------------  -------------
Fiscal year ended March 31, 2000
Sales to unaffiliated customers.. $ 108,781  $   2,650  $   1,788  $   2,460  $         --  $     115,679
Transfers between
 geographic locations............      (940)       953      1,270      1,993        (3,276)            --
                                   ---------  ---------  ---------  ---------  ------------  -------------
Total net sales.................. $ 107,841  $   3,603  $   3,058  $   4,453  $     (3,276) $     115,679
                                   =========  =========  =========  =========  ============  =============
Operating income (loss).......... $  12,729  $      87  $     409  $     513  $       (956) $      12,782

Long-lived assets................ $   7,759  $     433  $      49  $     444  $         --  $       8,685
All other identifiable assets....   121,240      4,100      2,822      2,108        (5,261)       125,009
                                   ---------  ---------  ---------  ---------  ------------  -------------
Total assets..................... $ 128,999  $   4,533  $   2,871  $   2,552  $     (5,261) $     133,694
                                   =========  =========  =========  =========  ============  =============

Fiscal year ended March 31, 2001
Sales to unaffiliated customers.. $ 190,288  $   3,102  $   1,871  $   2,938  $         --  $     198,199
Transfers between
 geographic locations............    (5,211)     2,023      1,107      2,787          (706)            --
                                   ---------  ---------  ---------  ---------  ------------  -------------
Total net sales.................. $ 185,077  $   5,125  $   2,978  $   5,725  $       (706) $     198,199
                                   =========  =========  =========  =========  ============  =============
Operating income................. $  31,896  $     246  $      54  $      --           762  $      32,958

Long-lived assets................ $  20,050  $     401  $      43  $     668  $         --  $      21,162
All other identifiable assets....   173,835      2,935      2,801      2,394       (11,936)       170,029
                                   ---------  ---------  ---------  ---------  ------------  -------------
Total assets..................... $ 193,885  $   3,336  $   2,844  $   3,062  $    (11,936) $     191,191
                                   =========  =========  =========  =========  ============  =============

Fiscal year ended March 31, 2002
Sales to unaffiliated customers.. $  77,137  $   2,192  $   1,534  $   2,834  $         --  $      83,697
Transfers between
 geographic locations............    (1,945)     1,981        940      2,159        (3,135)            --
                                   ---------  ---------  ---------  ---------  ------------  -------------
Total net sales.................. $  75,192  $   4,173  $   2,474  $   4,993  $     (3,135) $      83,697
                                   =========  =========  =========  =========  ============  =============
Operating income (loss).......... $ (49,557) $     (58) $     242  $     (95) $     (2,282) $     (51,750)

Long-lived assets................ $  94,535  $     330  $      64  $     647  $     (6,716) $      88,860
All other identifiable assets....   109,676      2,802      3,022      2,503        (5,094)       112,909
                                   ---------  ---------  ---------  ---------  ------------  -------------
Total assets..................... $ 204,211  $   3,132  $   3,086  $   3,150  $    (11,810) $     201,769
                                   =========  =========  =========  =========  ============  =============

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           Fiscal Year 2002                                   Fiscal Year 2001
                         -------------------------------------------------  -------------------------------------------------
                            Q1        Q2        Q3        Q4       Year        Q1        Q2        Q3        Q4       Year
                         --------  --------  --------  --------  ---------  --------  --------  --------  --------  ---------
Net revenue............ $ 37,821  $ 21,660  $ 11,054  $ 13,162  $  83,697  $ 39,641  $ 47,770  $ 57,029  $ 53,759  $ 198,199
Gross profit...........   17,672     8,554     1,532   (10,327)    17,431    19,540    23,363    29,396    24,479     96,778
Operating income
 (loss)................    4,984    (3,277)  (11,354)  (42,103)   (51,750)    6,140     7,792    12,222     6,804     32,958
Income (loss) before
cumulative effect of
change in accounting
principle.............. $  5,425  $ (2,215) $(10,967) $(40,531) $ (48,288) $    416  $  8,380  $ 12,302  $ 11,031  $  32,129
                         ========  ========  ========  ========  =========  ========  ========  ========  ========  =========
Net income (loss)...... $  5,425  $ (2,215) $(10,967) $(40,531) $ (48,288) $    416  $  8,380  $ 12,302  $  4,744  $  25,842
                         ========  ========  ========  ========  =========  ========  ========  ========  ========  =========
Income (loss) before
cumulative effect of
change in accounting
principle:
 Basic................. $   0.23  $  (0.09) $  (0.45) $  (1.47) $   (1.94) $   0.29  $   0.36  $   0.52  $   0.20  $    1.37
 Diluted............... $   0.22  $  (0.09) $  (0.45) $  (1.47) $   (1.94) $   0.27  $   0.34  $   0.49  $   0.19  $    1.27

Net income (loss)
per share:
 Basic................. $   0.23  $  (0.09) $  (0.45) $  (1.47) $   (1.94) $   0.02  $   0.36  $   0.52  $   0.20  $    1.10
 Diluted............... $   0.22  $  (0.09) $  (0.45) $  (1.47) $   (1.94) $   0.02  $   0.34  $   0.49  $   0.19  $    1.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of Therma-Wave, Inc. appears in the Proxy Statement for our 2002 annual stockholders meeting, under the "Management" section. This portion of the Proxy Statement in incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ms. Talat Hasan, Senior Vice President of Therma-Wave and President and Chief Executive Officer of Sensys, is a general partner of Hitek Venture Partners Limited Partnership, or Hitek. Sensys, a wholly-owned subsidiary of Therma-Wave, leases from Hitek certain facilities occupied by Sensys in Santa Clara, California. During the period between January 16, 2002, the day we completed Sensys acquisition, and March 31, 2002, Hitek received $45,000 from the lease of such facilities.

As of March 31, 2002, we had, in the aggregate, outstanding loans to management of approximately $200,000, the proceeds of which were used to acquire our capital stock and $1.0 million, the proceeds of which were used to pay certain tax liabilities incurred by certain executives. The loans used to acquire our capital stock bear interest at the applicable federal rate in effect at the time. The loans used to pay certain tax liabilities do not bear interest. The executives have pledged their stock as security for the loans.

In 1997, we entered into an advisory agreement with Bain Capital Inc., a then majority stockholder, pursuant to which Bain Capital agreed to provide management services. The management fees incurred, excluding out-of pocket expenses, during the fiscal years ended March 31, 2002, 2001 and 2000 were $0, $0 and $750,000, respectively. We bought out the seven and one half years remaining in the term of the agreement with $3.5 million in March 2000, which amount was expensed in fiscal 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(i) Consolidated Financial Statements--See "Item 8. Financial Statements and Supplementary Data"

(ii) Financial Statement Schedule:

Form 10-K page number
Schedule II--Valuation and Qualifying Accounts	57

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(b) Reports on Form 8-K

  Current Report on Form 8-K filed on January 28, 2002 relating to the consummation of the acquisition of Sensys Instruments Corporation.

  Current Report on Form 8-K/A filed on March 28, 2002 providing financial statements and pro forma financial information relating to the acquisition of Sensys Instruments Corporation.

(c) Exhibits

Exhibit Number	Description
(8) 2.1

Agreement and Plan of Reorganization, dated as of December 17, 2001, among Therma-Wave, Inc., FND Corp., Sensys Instruments Corporation and a certain representative of all of the shareholders of Sensys Instruments Corporation.

(3) 3.1	Restated Certificate of Incorporation of Therma-Wave.
(5) 3.2	Amended and Restated By-Laws of Therma-Wave.
(9) 4.1	Form of Registration Rights Agreement dated as of January 16, 2002, among Therma-Wave, Inc., Sensys Instruments Corporation and each holder of Sensys Instruments Corporation capital stock.
(1) 4.2	Indenture, dated as of May 15, 1997, by and among Therma-Wave and IBJ Schroder Bank & Trust Company, as trustee.
(3) 4.3	Supplemental Indenture, dated February 23, 2000, by and between Therma-Wave and The Bank of New York as Trustee.
(1) 4.4	Form of Series B 10 5/8% Senior Notes.
(2) 4.5	Form of certificate representing shares of Common Stock.
# (1) 10.1	Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Dr. Allan Rosencwaig.
# (5) 10.2	Leave of Absence Agreement between Therma-Wave, Inc. and Allan Rosencwaig.
# (1) 10.3	Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and W. Lee Smith.
# (1) 10.4	Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal.
(6) 10.5	Employment Agreement, dated as of December 17, 2001, by and between Therma-Wave and Talat Hasan.
# (1) 10.6	Executive Stock Agreement, dated as of May 16, 1997, by and Therma-Wave and Dr. Allan Rosencwaig.
# (1) 10.8	Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and W. Lee Smith.
# (1) 10.9	Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal.
(1) 10.11	Development License Agreement, dated June 12, 1992, by and among Therma-Wave and Therma-Wave K.K., Toray Industries, Inc. and Shimadzu Corporation.
(1) 10.12	New Development Agreement, dated December 22, 1995, by and between Therma-Wave and Toray Industries, Inc.
(1) 10.13	Lease Agreement, dated as of May 26, 1995, by and between Therma-Wave and Sobrato Interests.
(1) 10.14	Advisory Agreement, dated as of May 16, 1996, between Therma- Wave and Bain Capital, Inc.
(1) 10.15	Credit Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent, and certain financial institutions named therein.
(1) 10.16	Pledge Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent.
(1) 10.17	Security Agreement, dated as of May 16, 1997, between Therma- Wave and Bankers Trust Company, as agent.
# (1) 10.18	Therma-Wave, Inc. 1997 Stock Purchase and Option Plan.
(1) 10.19	Registration Agreement, dated as of May 16, 1997, between Therma-Wave and the stockholders named therein.
# (1) 10.20	Stock Repurchase Agreement, dated as of January 26, 1996, between Toray Industries, Inc. and the key employees of Therma-Wave named therein.
# (1) 10.21

Key Employee Stock Agreement, dated as of October 30, 1991 and amended as of December 16, 1994, by and among Toray Industries, Inc., TS Subsidiary Corp., Therma-Wave, Inc. and the key employees named therein.

# (3) 10.22	Therma-Wave, Inc. 2000 Equity Incentive Plan.
# (10) 10.22.1	Amendment No. 1 to Therma-Wave, Inc. 2000 Equity Incentive Plan.
(2) 10.23

First Amendment to Credit Agreement, dated as of June 30, 1998, between Therma-Wave and Bankers Trust Company, as agent, (incorporated herein by reference to Exhibit 10.1 of Therma-Wave's Quarterly Report on Form 10-Q for the quarter ended July 5, 1998.)

# (3) 10.24	Employment Agreement, dated as of August 3, 1998, by and between Therma-Wave and Martin M. Schwartz.
# (2) 10.25	Employment Agreement, dated as of August 10, 1998, by and between Therma-Wave and L. Ray Christie.
# (3) 10.26	Amended and Restated Therma-Wave 2000 Employee Stock Purchase Plan.
# (11) 10.26.1	Amendment No.1 to Therma-Wave, Inc. 2000 Employee Stock Purchase Plan.
(2) 10.27	Second Amendment to Credit Agreement, dated as of August 3, 1999, between Therma-Wave and Bankers Trust Company, as agent.
# (2) 10.28	Employee Stock Purchase and Option Plan.
# (2) 10.29	1997 Special Employee Stock Purchase and Option Plan.
(3) 10.30	Third Amendment to Credit Agreement, dated as of March 1, 2000, between Therma-Wave and Bankers Trust Company, as agent.
# (3) 10.31	Therma-Wave Executive Deferred Compensation Plan, effective January 1, 2000.
(3) 10.32	Lease between Minos Management, Inc. as Landlord, and Therma- Wave as Tenant, dated May 31, 2000.
# (3) 10.33	Form of Indemnification Agreement.
* (4) 10.34	Development and Cooperation Agreement entered into by and among Applied Materials, Inc. and Therma-Wave, Inc., effective as of July 24, 2000.
* (4) 10.35	Technology Escrow Agreement entered into by and among Applied Materials, Inc. and Therma-Wave, Inc., effective as of July 24, 2000.
(5) 10.36	Loan and Security Agreement, Dated March 28, 2001, by and between Therma-Wave, Inc. and Comerica Bank-California.
(7) 10.37	Amendment to Loan and Security Agreement, dated as of December 20, 2001, between Therma-Wave, Inc. and Comerica Bank-California
(1) 21.1	Subsidiaries of Therma-Wave.
23.1	Consent of Independent Accountants.
99.1	Risk Factors.

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

(3) Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave's Annual Report on Form 10-K for the period ended March 31, 2000 (File No. 000-26911).

(4) Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 000-26911).

(5) Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave's Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911).

(6) Incorporated herein by reference to Exhibit 4.2 to Therma-Wave's Current Report on Form 8-K, as filed on January 28, 2002.

(7) Incorporated herein by reference to Exhibit 10.38 to Therma-Wave's Quarterly Report on Form 10-Q for the period ended December 30, 2001 (File No. 000-26911).

(8) Incorporated herein by reference to the similarly numbered exhibit in Therma-Wave's Current Report on Form 8-K, as filed with the Commission on December 19, 2001 (File No. 000-26911).

(9) Incorporated herein by reference to the similarly numbered exhibit in Therma-Wave's Current Report on Form 8-K, as filed with the Commission on January 16, 2002 (File No. 000-26911).

(10) Incorporated herein by reference to Exhibit 99.2 in Therma-Wave's Registration Statement on Form S-8 (Registration No. 333-83282).

(11) Incorporated herein by reference to the similarly numbered exhibit in Therma-Wave's Quarterly Report on Form 10-Q for the period ended July 1, 2001 (File No. 000-26911).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Therma-Wave, Inc.

By: /s/ Martin M. Schwartz Martin M. Schwartz Chairman of the Board, President, Chief Executive Officer and Director

Dated: June 20, 2002

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin M. Schwartz and L. Ray Christie, and each of them, his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in her/her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in- fact and agents or any of them, or their or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Martin M. Schwartz Martin M. Schwartz	Chairman of Board, President, Chief Executive Officer and Director (Principal Executive Officer)	June 20, 2002
/s/ L. Ray Christie L. Ray Christie	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 20, 2002
/s/ Talat Hasan Talat Hasan	Senior Vice President of Therma-Wave, Chief Executive Officer of Sensys Instruments Corporation and Director	June 20, 2002
/s/ G. Leonard Baker G. Leonard Baker	Director	June 20, 2002
/s/ David Dominik David Dominik	Director	June 20, 2002
/s/ Ian K. Loring Ian K. Loring	Director	June 20, 2002

/s/ Frank Alvarez Frank Alvarez	Director	June 20, 2002
/s/ John D'Errico John D'Errico	Director	June 20, 2002
/s/ David Aspnes David Aspnes	Director	June 20, 2002

THERMA-WAVE, INC.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
 (in thousands)

                          Balance at                            Balance at
                          Beginning                               End of
      Description         of Period   Additions   Deductions(1)   Period
------------------------  ---------  -----------  ------------  -----------
Year ended March 31,
 2002:
  Reserves and
   allowances deducted
   from asset accounts;
   Allowance for
   Doubtful Accounts,
   Returns and
   Allowances..........  $   1,096  $       345  $        367  $     1,074
Year ended March 31,
 2001:
  Reserves and
   allowances deducted
   from asset accounts;
   Allowance for
   Doubtful Accounts,
   Returns and
   Allowances..........  $   1,472  $        --  $        376  $     1,096
Year ended March 31,
 2000:
  Reserves and
   allowances deducted
   from asset Accounts:
   Allowance for
   Doubtful Accounts,
   Returns and
   Allowances..........  $   1,911  $        --  $        439  $     1,472

________

(1) Represents specific customer accounts written off.