Form 10-Q
period 2002-06-30
THERMA WAVE INC
filed 2002-08-14
CIK 828119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

      Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

Class	Outstanding as of July 31, 2002
Common stock, $.01 par value	29,210,621

THERMA-WAVE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2002 and March 31, 2002

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

                                                        June 30,      March 31,
                                                          2002         2002
                                                      -----------  ------------
                           ASSETS
Current assets:
 Cash and cash equivalents.......................... $    27,180  $     46,484
 Short-term investments.............................      21,572        12,575
 Accounts receivable, net...........................      19,664        16,585
 Inventories........................................      33,899        33,838
 Other current assets...............................       3,456         3,427
                                                      -----------  ------------
    Total current assets............................     105,771       112,909
 Property and equipment, net........................      13,125        14,041
 Goodwill and intangible assets, net................      69,806        70,096
 Other assets.......................................       4,930         4,723
                                                      -----------  ------------
    Total assets....................................     193,632       201,769
                                                      ===========  ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................       4,975         6,297
 Accrued warranty costs.............................       1,459         1,802
 Deferred revenue...................................      11,212         8,683
 Income tax payable.................................       4,985         4,903
 Other current liabilities..........................       9,728         9,303
                                                      -----------  ------------
    Total current liabilities.......................      32,359        30,988
 Long term debt.....................................          16            16
 Other liabilities..................................       2,307         2,358
                                                      -----------  ------------
    Total liabilities...............................      34,682        33,362

Stockholders' equity:
 Common stock.......................................         293           291
 Additional paid-in capital.........................     322,299       321,466
 Notes receivable from stockholders.................        (200)         (200)
 Accumulated deficit................................    (159,720)     (148,417)
 Accumulated other comprehensive loss...............      (1,380)       (1,790)
 Deferred stock-based compensation..................      (2,342)       (2,943)
                                                      -----------  ------------
    Total stockholders' equity......................     158,950       168,407
                                                      -----------  ------------
    Total liabilities and stockholders' equity......     193,632       201,769
                                                      ===========  ============

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

                                              Three Months Ended
                                                   June 30,
                                             --------------------
                                                2002       2001
                                             ---------  ---------
Net revenues............................... $  14,949  $  37,821
Cost of revenues...........................    11,871     20,149
                                             ---------  ---------
Gross profit...............................     3,078     17,672

Operating expenses:
  Research and development.................     7,995      6,981
  Selling, general and administrative......     6,121      5,707
  Stock-based compensation.................       586         --
                                             ---------  ---------
         Total operating expenses..........    14,702     12,688
                                             ---------  ---------
Operating income (loss)....................   (11,624)     4,984
Other income (expense):
  Interest expense.........................       (51)       (84)
  Interest income..........................       264        832
  Other, net...............................       108         39
                                             ---------  ---------
         Total other income................       321        787
                                             ---------  ---------
Income (loss) before provision for income t   (11,303)     5,771
Provision for income taxes.................        --       (346)
                                             ---------  ---------
Net income (loss).......................... $ (11,303) $   5,425
                                             =========  =========
Net income (loss) per share:
  Basic.................................... $   (0.40) $    0.23
  Diluted.................................. $   (0.40) $    0.22

Weighted average common shares outstanding:
  Basic....................................    28,565     23,786
  Diluted..................................    28,565     25,133

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                            Three Months Ended
                                                             June 30,
                                                          --------------------
                                                             2002       2001
                                                          ---------  ---------
Operating activities:
 Net income (loss)...................................... $ (11,303) $   5,425
 Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
   Depreciation and amortization........................     1,696      1,366
   Amortization of intangible assets....................       290         --
   Amortization of deferred stock-based compensation....       601         --
 Changes in assets and liabilities:                             --         --
   Accounts receivable..................................    (3,079)    11,835
   Inventories..........................................       (61)     2,483
   Other assets.........................................       (45)       248
   Liabilities..........................................     1,320    (19,472)
                                                          ---------  ---------
    Net cash provided (used) by operating activities....   (10,581)     1,885
                                                          ---------  ---------
Investing activities:
  Purchases of property and equipment...................      (593)    (1,620)
  (Purchase)Sale of short-term investments..............    (8,997)     4,340
  Other.................................................      (378)      (130)
                                                          ---------  ---------
     Net cash provided (used) by investing activities...    (9,968)     2,590
                                                          ---------  ---------
Financing activities:
  Proceeds from issuance of common stock................       835      1,139
  Principal payments under capital lease obligations....        --        (28)
                                                          ---------  ---------
Net cash provided by financing activities...............       835      1,111
                                                          ---------  ---------

  Effect of exchange rates on cash......................       410        (59)

 Net increase (decrease) in cash and cash equivalents...   (19,304)     5,527
 Cash and cash equivalents at beginning of period.......    46,484     55,725
                                                          ---------  ---------
 Cash and cash equivalents at end of period............. $  27,180  $  61,252
                                                          =========  =========
 Supplementary disclosures:
  Cash paid for interest................................ $      10  $      57
                                                          =========  =========
  Cash paid for taxes................................... $      35  $   2,445
                                                          =========  =========

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2002, and the operating results and cash flows for the three months ended June 30, 2002 and 2001. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2002.

The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on March 30, 2003.

The first quarters of fiscal years 2003 and 2002 and the entire fiscal year 2002 ended on June 30, 2002, July 1, 2001 and March 31, 2002, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.

2. Inventories

Inventories are summarized as follows (in thousands):

                                       June 30,       March 31,
                                         2002          2002
                                     ------------  ------------
Purchased materials................ $     11,850  $     11,172
Systems in process.................       14,975        12,657
Finished systems...................        7,074        10,009
                                     ------------  ------------
                                    $     33,899  $     33,838
                                     ============  ============

3. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) for the period and the change in accumulated foreign currency translation adjustments during the period. For the quarters ended June 30, 2002 and 2001, comprehensive income (loss) amounted to approximately $(10.9) million and $5.4 million, respectively.

4. Change in Accounting Principle

In accordance with guidance provided in SAB 101, we recorded $6.3 million (net of income tax benefit of $0.4 million), or $0.25 per diluted share, as the cumulative effect of the change in accounting principle as of April 1, 2000. All periods presented are consistent with the guidance provided in SAB 101. During the three months ended June 30, 2002 and 2001, we recognized $242,000 and $1.5 million, respectively, out of the $9.4 million revenue that was included in the cumulative effect adjustment as of April 1, 2000.

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

The following table summarizes securities outstanding (in thousands) as of each period end which were not included in the calculation of diluted net income (loss) per share since their inclusion would be anti- dilutive.

                                                   June 30,
                                             -------------------
                                               2002      2001
                                             --------- ---------
  Common stock subject to repurchase
   (unvested)...............................        6        --
  Common stock held in escrow account.......      541        --
  Stock options.............................    4,861     1,071
  Warrants..................................      110        --

For the three months ended June 30, 2002 and 2001, anti- dilutive stock options have a weighted average exercise price of $16.81 and $21.67, respectively. The warrants outstanding at June 30, 2002 that we excluded from the above calculation had a weighted average exercise price of $3.72.

6. Recently Issued Accounting Statements

On January 16, 2002, we adopted the non-amortization provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles using the discounted cash flows method. We have completed the goodwill impairment test as of the beginning of fiscal 2003, and the results of that test indicated that our goodwill and other intangible assets are not impaired. Intangible assets include developed technology, development contract and trade name and are being amortized on a straight-line basis over the estimated useful lives of two to five years. No changes were made to the useful lives of amortizable intangible assets or reclassifications made in connection with the adoption of SFAS No. 142. Components of intangible assets were as follows (in thousands):

                                       June 30, 2002                 March 31, 2002
                                ----------------------------  ----------------------------
                                Gross Carrying  Accumulated   Gross Carrying  Accumulated
                                   Amount      Amortization      Amount      Amortization
                                -------------  -------------  -------------  -------------
Intangible assets
 subject to amortization:
  Developed technology........ $         890  $        (202) $         890  $         (92)
  Development contract........         2,590           (237)         2,590           (107)
  Trade name..................           990            (90)           990            (40)
                                -------------  -------------  -------------  -------------
                               $       4,470  $        (529) $       4,470  $        (239)
                                =============  =============  =============  =============
Intangible assets
 not subject to amortization:
  Goodwill.................... $      65,865                 $      65,865
                                =============  =============  =============  =============

Amortization of intangible assets was $0.3 million for the three months ended June 30, 2002. Amortization expense is expected to be $0.9 million for the remainder of fiscal 2003 (a total of $1.2 million for fiscal 2003). Amortization expense for fiscal 2004, 2005, 2006 and 2007 is expected to be $1.1 million, $0.7 million, $0.7 million, and $0.6 million, respectively. Net loss remains unchanged after the adoption of SFAS No. 142 as all goodwill is not subject to amortization.

7. Commitments and Contingencies

On December 17, 2001, we signed a definitive agreement to acquire Sensys Instruments Corporation. On December 28, 2001, Sensys was named in a patent infringement suit filed by KLA-Tencor Corporation. KLA-Tencor alleged that it patented an aspect of the integrated metrology technology that Sensys uses in their integrated product family. KLA- Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. On February 25, 2002, Sensys answered KLA-Tencor's complaints by denying the material allegations and asserting declaratory judgment counterclaims. KLA-Tencor filed its reply on March 22, 2002. A case management conference was held on July 11, 2002. Discovery cut-off was set for August 4, 2003 but a trial date has not been set. We believe none of the current Sensys products infringes any of the claims of KLA-Tencor's patent. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

On April 22, 2002, we filed a patent infringement suit against Boxer-Cross Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer-Cross' BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against Jenoptik, AG, in 1994. The earlier court rulings led to Jenoptik's withdrawal from the U.S. market. On April 26, 2002, we moved for a preliminary injunction to enjoin and prohibit Boxer Cross from making, using, importing, selling, or offering for sale its BX-10 during the pendency of the lawsuit. A hearing on Therma-Wave's motion is scheduled for August 12, 2002, and discovery related to the motion is ongoing. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to Therma-Wave's complaint and asserted various affirmative defenses to Therma-Wave's claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma- Wave's Therma-Probe product infringed upon certain patents owned by Boxer-Cross and also raising claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. A case management conference is scheduled for August 26, 2002. No discovery cut-off or trial dates have been set. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

We are involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.

8. Severance Charge

During fiscal year 2002, we announced and implemented reduction in force programs aimed at bringing operating expenses in line with our operating environment for the fiscal year 2002. All terminated employees were notified of their severance and related benefits at the time the programs were announced. The programs resulted in a reduction of approximately 130 employees primarily involved in customer service and manufacturing positions. All expenses were paid out or are expected to be paid out in cash with the remaining balance expected to be paid out by September 30, 2002. Changes in the accrued expenses relating to reductions in force are summarized as follows:

                               Balance                            Balance
                            March 31, 2002 Additions Utilized  June 30, 2002
                            -------------  --------  --------  -------------
   Severance.............. $         184  $     --  $    (64) $         120
   Other..................           117         9       (65)            61
                            -------------  --------  --------  -------------
                           $         301  $      9  $   (129) $         181
                            =============  ========  ========  =============

9. Subsequent Event

On August 1, 2002, the Company's Board of Directors approved a stock repurchase program for the repurchase of up to 1 million shares of Therma-Wave's common stock. The Company has subsequently repurchased 347,400 shares of common stock at an average price of $2.40 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward- looking statements as that term is defined in the Private Securities Reform Act of 1995, which are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward- looking statements, which speak only as of their dates. Statements relating to our ability to manage our costs and reduce operating expenses, sustain our operations and cash position in an extended global economic downturn, continue the successful development and introduction of new products and improvement of current products, continue to smoothly integrate Sensys into our operation and trends in our financial performance are all based on current expectations. Such statements are subject to risks, uncertainties, and changes in conditions, particularly those related to industry performance in the current severe industry and economic downturn, political unrest, foreign currency exchange rates, activities and potential successes of competitors and competing products and other risks, some of which are detailed in documents filed with the Securities and Exchange Commission, including specifically Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002. See also the discussion of forward-looking statements related to market risk in the first paragraph of Item 3 below. The Company undertakes no obligation to update the information in this Quarterly Report on Form 10-Q.

General

We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high yields on the production lines, reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our metrology systems are used in all sections of the semiconductor fabrication plant, or fab, to control the wafer fabrication processes. Examples of wafer fab processes, in which our metrology systems supply key information, are photoresist processing to support lithography, deposition of insulator and conductor films, patterned removal, or "etching", of insulator and conductor films, ion implantation and chemical mechanical planarization. We currently sell four product families of process control metrology systems: Therma-Probe systems, Opti-Probe systems, Opti-Probe CD systems, and Sensys and Integra integrated metrology systems.

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

Opti-Probe CD Product Family. Opti-Probe CD systems measure the lateral dimensions, or "critical dimensions", or CD, using a revolutionary, nondestructive technique based on spectroscopic ellipsometry. These systems are capable of providing CD metrology for the smallest features of the next several generations of ICs.

Sensys and Integra Product Family. The Sensys and Integra line of integrated metrology products are a broad-based family of compact metrology "modules" which are installed and function inside an IC process system, such as an etching system or CVD deposition system, to provide metrology on each wafer before it exits the process tool. In January 2002, we acquired Sensys Instruments Corporation, or Sensys, a developer of integrated metrology systems. We are now merging our Integra product line with the Sensys product family.

Results of Operations

The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three months ended June 30, 2002 and 2001 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                              Three Months Ended
                                                June 30,
                                             --------------------
                                                2002       2001
                                             ---------  ---------
Net revenues...............................     100.0%    100.0%
Cost of revenues...........................      79.4       53.3
                                             ---------  ---------
Gross profit...............................      20.6       46.7
                                             ---------  ---------
Operating expenses:
  Research and development.................      53.5       18.5
  Selling, general and administrative......      40.9       15.0
  Stock-based compensation.................       4.0         --
                                             ---------  ---------
         Total operating expenses..........      98.4       33.5
                                             ---------  ---------
Operating income (loss)....................     (77.8)      13.2
Other income (expense):
  Interest expense.........................      (0.3)      (0.2)
  Interest income..........................       1.8        2.2
  Other, net...............................       0.7        0.1
                                             ---------  ---------
         Total other income................       2.2        2.1
                                             ---------  ---------
Income (loss) before provision for income t     (75.6)      15.3
Provision for income taxes.................        --       (1.0)
                                             ---------  ---------
Net income (loss)..........................     (75.6)%     14.3%
                                             ========= ==========

Net Revenues. Net revenues for the fiscal quarter ended June 30, 2002 were $14.9 million. Compared to the fourth quarter of fiscal 2002, net revenues increased $1.7 million, or 13.6%, from $13.2 million. Net revenues decreased $22.9 million, or 60.5%, from $37.8 million in the same fiscal quarter of the prior year. The decrease in revenues was primarily the result of capital spending reductions by our customers due to the downturn of the semiconductor industry and the weakness of the global economy.

During the three months ended June 30, 2002, we derived approximately 65% of our net revenues from system sales, 22% from sales of replacement and spare parts, including associated labor, and 13% from service contracts. During the three months ended June 30, 2001, we derived approximately 89% of our net revenues from system sales, 5% from sales of replacement and spare parts, including associated labor, and 6% from service contracts.

International sales accounted for approximately 77% and 59% of our total net revenues for the three months ended June 30, 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

Gross Profit. Gross profit for the first quarter of fiscal 2003 was $3.1 million, an increase of $13.4 million, from a loss of $10.3 million in the previous fiscal quarter. Compared to the same quarter of fiscal 2002, gross profit decreased $14.6 million or 82.6%. As a percentage of net revenues, gross margin for the current quarter was 20.6%, compared to (78.4)% for last fiscal quarter and 46.7% for the same quarter of last fiscal year. The significant change of gross profit from the previous fiscal quarter is primarily due to a $12.2 million non-recurring inventory charge recorded in the fourth quarter of fiscal 2002. The significant decrease of gross profit from the same quarter of fiscal 2002 is primarily due to our substantially lower revenue and production volume.

Research and Development, or R&D, Expenses. R&D expenses for the first quarter of fiscal 2003 were $8.0 million, an increase of 0.4% from the prior quarter and an increase of 14.5% from the first quarter of last fiscal year. The increase from the same quarter of last fiscal year was primarily due to the R&D expenses incurred by Sensys whom we acquired in January 2002. We expect to continue to commit significant resources to the development of new products and other programs because we believe that technical leadership will strengthen our market position in the next economic upturn.

Selling, General and Administrative, or SG&A, Expenses. SG&A expenses for the first quarter of fiscal 2003 were $6.1 million, an increase of 4.3% from SG&A expenses of $5.7 million in the prior fiscal quarter. Compared to the first quarter of last fiscal year, SG&A expenses increased by 7.3%. The increase was primarily due to the addition of SG&A expenses incurred by Sensys whom we acquired in January 2002.

Stock-Based Compensation. As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expense was $0.6 million in the quarter ended June 30, 2002, or 4% of revenue for the quarter. We had no similar expenses for the same period of last fiscal year.

Other Income. Other income for the first quarter of fiscal 2003 was $0.3 million, which was 28.7% lower than other income in the prior fiscal quarter. Compared to the first quarter of the prior fiscal year, other income decreased 59.2%. We derived other income primarily from the investment of our cash on hand. The decrease in other income was attributable to lower average interest rates as well as lower average balance of investment in the first quarter of fiscal 2003.

Provision for Income Taxes. For the three months ended June 30, 2002, the effective tax rate of 0% was based upon our projected tax loss for fiscal 2003.

Net Income (Loss). The combination of all the factors discussed above contributed to a net loss of $11.3 million for the first quarter of fiscal 2003, compared with net loss of $40.5 million in the prior fiscal quarter and net income of $5.4 million in the same quarter of last fiscal year.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital. Over the last three fiscal years, we have funded our operating activities principally from funds generated from operations and net proceeds from an initial public offering.

Cash flows provided (used) by operating activities were $(10.6) million and $1.9 million for the first quarters of fiscal 2003 and 2002, respectively. The decrease in cash flows provided by operating activities from fiscal year 2002 to 2003 was mainly due to our net loss in the first three months of fiscal year 2003.

Cash flows provided (used) by investing activities were $(10.0) million and $2.6 million for the first quarters of fiscal 2003 and 2002, respectively. The decrease in cash flows provided by investing activities is primarily due to an increase in the purchase of short-term investments in the first three months of fiscal year 2003. Purchases of property and equipment were $0.6 million and $1.6 million for the first quarters of fiscal 2003 and 2002, respectively.

Cash flows provided by financing activities were $0.8 million and $1.1 million for the first quarters of fiscal 2003 and 2002, respectively. Cash was generated from the exercise of stock options and warrants and the issuance of common stock under our employee stock purchase plan.

In June 2001, we entered into a $10.0 million loan and security agreement with Comerica Bank. In December 2001, we amended this bank credit facility. As a result of the amendment, the credit extension limit was increased to $13.5 million. The amended bank credit facility allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 2.0%. We may request advances in an aggregate outstanding amount not to exceed the lesser of $13.5 million or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility are secured by substantially all of our assets. The amended Comerica bank credit facility matures on June 30, 2004. We currently have a $3.5 million standby letter of credit as required by the lessor of our building and we have $10.0 million of unused borrowing capacity under the amended bank credit facility. We are in compliance with all financial covenants related to the bank credit facility.

Our principal sources of funds are anticipated to be cash and short-term investments on hand ($48.8 million as of June 30, 2002), cash flows from operating activities and, if necessary, borrowings under the bank credit facility. We expect to limit our capital spending to essential items. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations for at least the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements, to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Inflation

The impact of inflation on our business has not been material for the fiscal quarter ended June 30, 2002.

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

Interest Rate Risk

As of June 30, 2002, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short term duration of such an investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of such a portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Part II. -- Other Information

Item 1. Legal Proceedings

On December 17, 2001, we signed a definitive agreement to acquire Sensys Instruments Corporation. On December 28, 2001, Sensys was named in a patent infringement suit filed by KLA-Tencor. KLA- Tencor alleged that it patented an aspect of the integrated metrology technology that Sensys uses in their integrated product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. On February 25, 2002, Sensys answered KLA-Tencor's complaints by denying the material allegations and asserting declaratory judgment counterclaims. KLA-Tencor filed its reply on March 22, 2002. A case management conference was held on July 11, 2002. Discovery cut-off was set for August 4, 2003 but a trial date has not been set. We believe none of the current Sensys products infringes any of the claims of KLA-Tencor's patent. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

On April 22, 2002, we filed a patent infringement suit against Boxer-Cross Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer-Cross' BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against Jenoptik, AG, in 1994. The earlier court rulings led to Jenoptik's withdrawal from the U.S. market. On April 26, 2002, we moved for a preliminary injunction to enjoin and prohibit Boxer Cross from making, using, importing, selling, or offering for sale its BX-10 during the pendency of the lawsuit. A hearing on Therma-Wave's motion is scheduled for August 12, 2002, and discovery related to the motion is ongoing. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to Therma-Wave's complaint and asserted various affirmative defenses to Therma-Wave's claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma- Wave's Therma-Probe product infringed upon certain patents owned by Boxer-Cross and also raising claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices.A case management conference is scheduled for August 26, 2002. No discovery cut-off or trial dates have been set. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

We are involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is included herein:

Exhibit Number	Description
10.39	Form of Stock Option Agreement under 2000 Equity Incentive Plan
99.1	Risk Factors. (1)

  Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the period ended March 31, 2002 (File No. 000-26911)

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.
(Registrant)

/s/ L. RAY CHRISTIE
L. RAY CHRISTIE
Chief Financial Officer (as Registrant and as Principal Accounting Officer)

August 14, 2002