Form 10-Q
period 2002-09-29
THERMA WAVE INC
filed 2002-11-13
CIK 828119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

      Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2002
Common stock, $.01 par value	29,012,013

THERMA-WAVE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2002 and March 31, 2002

Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ITEM 4. Controls and Procedures

PART II. OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

                                                      September 30,   March 31,
                                                          2002         2002
                                                      -----------  ------------
                           ASSETS
Current assets:
 Cash and cash equivalents.......................... $    25,979  $     46,484
 Short-term investments.............................      13,565        12,575
 Accounts receivable, net...........................      15,115        16,585
 Inventories........................................      29,032        33,838
 Other current assets...............................       1,970         3,427
                                                      -----------  ------------
    Total current assets............................      85,661       112,909
 Property and equipment, net........................      11,784        14,041
 Goodwill and intangible assets, net................       2,538        70,096
 Other assets.......................................       4,753         4,723
                                                      -----------  ------------
    Total assets....................................     104,736       201,769
                                                      ===========  ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................       7,701         6,297
 Accrued warranty costs.............................         960         1,802
 Deferred revenue...................................      10,956         8,683
 Income tax payable.................................       4,892         4,903
 Other current liabilities..........................       9,469         9,303
                                                      -----------  ------------
    Total current liabilities.......................      33,978        30,988
 Long term debt.....................................          16            16
 Other liabilities..................................       2,047         2,358
                                                      -----------  ------------
    Total liabilities...............................      36,041        33,362

Stockholders' equity:
 Common stock.......................................         293           291
 Treasury stock.....................................        (846)           --
 Additional paid-in capital.........................     322,434       321,466
 Notes receivable from stockholders.................        (196)         (200)
 Accumulated deficit................................    (249,700)     (148,417)
 Accumulated other comprehensive loss...............      (1,426)       (1,790)
 Deferred stock-based compensation..................      (1,864)       (2,943)
                                                      -----------  ------------
    Total stockholders' equity......................      68,695       168,407
                                                      -----------  ------------
    Total liabilities and stockholders' equity......     104,736       201,769
                                                      ===========  ============

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

                                                           Three Months Ended    Six Months Ended
                                                             September 30,         September 30,
                                                          --------------------  --------------------
                                                             2002       2001       2002       2001
                                                          ---------  ---------  ---------  ---------
Net revenues
  Product............................................... $   5,433  $  17,360  $  15,143  $  51,060
  Service and parts.....................................     5,257      4,300     10,496      8,421
                                                          ---------  ---------  ---------  ---------
Total net revenues......................................    10,690     21,660     25,639     59,481
Cost of revenues........................................    17,808     13,106     29,679     33,255
                                                          ---------  ---------  ---------  ---------
Gross profit............................................    (7,118)     8,554     (4,040)    26,226

Operating expenses:
  Research and development..............................     8,108      6,533     16,103     13,514
  Selling, general and administrative...................     6,659      4,921     12,780     10,628
  Impairment of goodwill and other intangible assets....    66,977         --     66,977         --
  Severance charge......................................     1,165        377      1,165        377
  Stock-based compensation..............................       466         --      1,052         --
                                                          ---------  ---------  ---------  ---------
         Total operating expenses.......................    83,375     11,831     98,077     24,519
                                                          ---------  ---------  ---------  ---------
Operating income (loss).................................   (90,493)    (3,277)  (102,117)     1,707
Other income (expense):
  Interest expense......................................       (51)       (23)      (102)      (107)
  Interest income.......................................       501        751        765      1,583
  Other, net............................................        63        (12)       171         27
                                                          ---------  ---------  ---------  ---------
         Total other income.............................       513        716        834      1,503
                                                          ---------  ---------  ---------  ---------
Income (loss) before income tax  benefit................   (89,980)    (2,561)  (101,283)     3,210
Income tax benefit......................................        --        346         --         --
                                                          ---------  ---------  ---------  ---------
Net income (loss)....................................... $ (89,980) $  (2,215) $(101,283) $   3,210
                                                          =========  =========  =========  =========
Net income (loss) per share:
  Basic................................................. $   (3.16) $   (0.09) $   (3.55) $    0.13
  Diluted............................................... $   (3.16) $   (0.09) $   (3.55) $    0.13

Weighted average common shares outstanding:
  Basic.................................................    28,480     23,968     28,525     23,902
  Diluted...............................................    28,480     23,968     28,525     25,188

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                            Six Months Ended
                                                             September 30,
                                                          --------------------
                                                             2002       2001
                                                          ---------  ---------
Operating activities:
 Net income (loss)...................................... $(101,283) $   3,210
 Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
   Depreciation and amortization........................     3,459      2,468
   Amortization of intangible assets....................       581         --
   Amortization of deferred stock-based compensation....     1,079         --
   Impairment of goodwill and other intangible assets...    66,977         --
   Inventory charge.....................................     7,425         --
 Changes in assets and liabilities:                             --         --
   Accounts receivable..................................     1,470     18,614
   Inventories..........................................    (2,619)     2,692
   Other assets.........................................     1,663        441
   Liabilities..........................................     2,679    (25,687)
                                                          ---------  ---------
    Net cash provided (used) by operating activities....   (18,569)     1,738
                                                          ---------  ---------
Investing activities:
  Purchases of property and equipment...................      (821)    (1,757)
  (Purchase)Sale of short-term investments..............      (990)       679
  Other.................................................      (617)      (358)
                                                          ---------  ---------
     Net cash used by investing activities..............    (2,428)    (1,436)
                                                          ---------  ---------
Financing activities:
  Proceeds from issuance of common stock................       970      2,228
  Proceeds from note receivable from stockholder........         4         --
  Purchase of treasury stock............................      (846)        --
  Principal payments under capital lease obligations....        --        (56)
                                                          ---------  ---------
Net cash provided by financing activities...............       128      2,172
                                                          ---------  ---------

  Effect of exchange rates on cash......................       364        247

 Net increase (decrease) in cash and cash equivalents...   (20,505)     2,721
 Cash and cash equivalents at beginning of period.......    46,484     55,725
                                                          ---------  ---------
 Cash and cash equivalents at end of period............. $  25,979  $  58,446
                                                          =========  =========
 Supplementary disclosures:
  Cash paid for interest................................ $      32  $      57
                                                          =========  =========
  Cash paid for taxes................................... $     129  $   2,453
                                                          =========  =========

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2002, and the operating results and cash flows for the three and six months ended September 30, 2002 and 2001. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2002.

The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on March 30, 2003. Certain costs and expenses in the six months ended September 29, 2002 have been reclassified to conform to the presentation in the three months ended September 29, 2002.

The second quarters of fiscal years 2003 and 2002 and the entire fiscal year 2002 ended on September 29, 2002, September 30, 2001 and March 31, 2002, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.

2. Inventories

Inventories are summarized as follows (in thousands):

                                     September 30,    March 31,
                                         2002          2002
                                     ------------  ------------
Purchased materials................ $      5,926  $     11,172
Systems in process.................       13,524        12,657
Finished systems...................        9,582        10,009
                                     ------------  ------------
                                    $     29,032  $     33,838
                                     ============  ============

3. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) for the period and the change in accumulated foreign currency translation adjustments during the period. For the quarters ended September 30, 2002 and 2001, comprehensive income (loss) amounted to approximately $(90.0) million and $(1.9) million, respectively. For the six months ended September 30, 2002 and 2001, comprehensive income (loss) amounted to approximately $(100.9) million and $3.4 million, respectively.

4. Change in Accounting Principle

In accordance with guidance provided in SAB 101, we recorded $6.3 million (net of income tax benefit of $0.4 million), or $0.25 per diluted share, as the cumulative effect of the change in accounting principle as of April 1, 2000. All periods presented are consistent with the guidance provided in SAB 101. During the three months ended September 30, 2002 and 2001, we recognized $0 and $59,000, respectively, out of the $9.4 million revenue that was included in the cumulative effect adjustment as of April 1, 2000. During the six months ended September 30, 2002 and 2001, we recognized $242,000 and $1.5 million, respectively, out of the $9.4 million revenue that was included in the cumulative effect adjustment as of April 1, 2000.

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

                                                September 30,
                                             -------------------
                                               2002      2001
                                             --------- ---------
  Common stock subject to repurchase
   (unvested)...............................       --       183
  Common stock held in escrow account.......      541        --
  Stock options.............................    5,025     1,378
  Warrants..................................       79        --

For the three months ended September 30, 2002 and 2001, anti- dilutive stock options have a weighted average exercise price of $12.52 and $20.13, respectively. The warrants outstanding at September 30, 2002 that we excluded from the above calculation had a weighted average exercise price of $3.68.

6. Recently Issued Accounting Statements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles using the discounted cash flows method. Our adoption of SFAS No. 142 did not result in reclassifications between goodwill and intangible assets, impairment charges or changes in the useful lives of amortizable intangible assets. Intangible assets include developed technology, development contract and trade name and are being amortized on a straight-line basis over the original estimated useful lives of two to five years.

The fair market value of intangible assets after the impairment adjustments (see Note 7) will be amortized on a straight-line basis over the remaining estimated useful lives of 16 to 52 months. Components of intangible assets were as follows (in thousands):

                                      September 30, 2002            March 31, 2002
                                ----------------------------  ----------------------------
                                Gross Carrying  Accumulated   Gross Carrying  Accumulated
                                   Amount      Amortization      Amount      Amortization
                                -------------  -------------  -------------  -------------
Intangible assets
 subject to amortization:
  Developed technology........ $         314  $        (314) $         890  $         (92)
  Development contract........         2,416           (366)         2,590           (107)
  Trade name..................           628           (140)           990            (40)
                                -------------  -------------  -------------  -------------
                               $       3,358  $        (820) $       4,470  $        (239)
                                =============  =============  =============  =============
Intangible assets
 not subject to amortization:
  Goodwill.................... $          --                 $      65,865
                                =============  =============  =============  =============

The changes in the carrying value of goodwill for the six months ended September 30, 2002 are as follows:

Balance as of March 31, 2002.................. $  65,865
Impairment in second quarter of fiscal 2003...   (65,865)
                                                ---------
Balance as of September 30, 2002.............. $      --
                                               ==========

Amortization of intangible assets was $0.3 and $0.6 million for the three and six months ended September 30, 2002. Amortization expense is expected to be $0.3 million for the remainder of fiscal 2003 (a total of $0.9 million for fiscal 2003). Amortization expense for fiscal 2004, 2005, 2006 and 2007 is expected to be $0.6 million, $0.6 million, $0.6 million, and $0.5 million, respectively.

In September 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact the recognition of costs under our existing programs. Adoption of this standard is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

7. Impairment of Goodwill and Intangible Assets

Due to current operating losses, the absence of positive cash flows, recent significant declines in our common stock price and uncertainties resulting from the duration and severity of the industry downturn, we assessed the recoverability of the intangible assets related to the Sensys acquisition subject to amortization in accordance with SFAS No. 144 and tested goodwill related to the Sensys acquisition for impairment in accordance with SFAS No. 142 during the quarter ended September 30, 2002. Based upon our projection of significantly reduced future cash flows related to Sensys products, an impairment expense of $576,000 was recognized for developed technology, $174,000 for development contract and $362,000 for trade name intangible assets in the quarter ended September 30, 2002. The impairment test under SFAS No. 142 was based on a two-step process involving; 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill assets by $65.9 million in the quarter ended September 30, 2002.

8. Commitments and Contingencies

On December 17, 2001, we signed a definitive agreement to acquire Sensys Instruments Corporation. On December 28, 2001, Sensys was named in a patent infringement suit filed by KLA-Tencor Corporation. KLA-Tencor alleged that it patented an aspect of the integrated metrology technology that Sensys used in their integrated product family. KLA-Tencor was seeking damages and an injunction to stop the sale of the equipment they alleged used this aspect. Subsequent to the quarter ended September 29, 2002, we settled this patent lawsuit with KLA-Tencor. As part of the settlement, KLA-Tencor agreed that it would not assert a claim for infringement against the product that Sensys is currently selling.

On April 22, 2002, we filed a patent infringement suit against Boxer-Cross Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer-Cross' BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against Jenoptik, AG, in 1994. The earlier court rulings led to Jenoptik's withdrawal from the U.S. market. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to Therma-Wave's complaint and asserted various affirmative defenses to Therma-Wave's claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma- Wave's Therma-Probe product infringed upon certain patents owned by Boxer-Cross and also raised claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. We replied to Boxer Cross's counterclaims, denying the material allegations and asserting declaratory judgment counterclaims. At the September 16, 2002 case management conference, the Court scheduled a Markman claim construction hearing on our patents-in-suit for December 9, 2002. No discovery or trial date has been set. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

We are involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.

9. Severance Charge

During the second fiscal quarter of 2003, we announced and implemented reduction in force programs aimed at bringing operating expenses in line with our operating environment for the fiscal year 2003. All terminated employees were notified of their severance and related benefits at the time the programs were announced. The programs resulted in a reduction of approximately 115 employees across all functional areas.

All expenses were paid out or are expected to be paid out in cash with the remaining balance expected to be paid out by March 31, 2003. Changes in the accrued expenses relating to reductions in force are summarized in thousands as follows:

                               Balance                              Balance
                            March 31, 2002   Additions  Utilized  September 30, 2002
                            --------------   ---------  --------  ------------------
   Severance..............  $         301    $   1,165  $   (633) $             833

10. Treasury Stock

On August 1, 2002, the Company's Board of Directors announced a stock repurchase program for the repurchase of up to 1 million shares of Therma-Wave's common stock. The Company has repurchased 347,400 shares of common stock at an average price of $2.40 per share in the quarter ended September 30, 2002.

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

General

We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high yields on the production lines, reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our metrology systems are used in all sections of the semiconductor fabrication plant, or fab, to control the wafer fabrication processes. Examples of wafer fab processes, in which our metrology systems supply key information, are photoresist processing to support lithography, deposition of insulator and conductor films, patterned removal, or "etching", of insulator and conductor films, ion implantation and chemical mechanical planarization. We currently sell four product families of process control metrology systems: Therma-Probe® systems, Opti-Probe® systems, Opti-Probe Real-Time / Critical Dimensions™ systems, and Integra™ and Sensys integrated metrology systems.

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

Opti-Probe Real-Time / Critical DimensionsTM Product Family. Opti-Probe Real-Time / Critical Dimension systems measure the lateral dimensions, or "critical dimensions", or CD, using our real time critical dimensions software and a revolutionary, nondestructive technique based on spectroscopic ellipsometry. These systems are capable of providing CD metrology for the smallest features of the next several generations of integrated circuits, or IC's.

Sensys and Integra Product Family. The Sensys and Integra line of integrated metrology products are a broad-based family of compact metrology "modules" which are installed and function inside an IC process system, such as an etching system or CVD deposition system, to provide metrology on each wafer before it exits the process tool.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, goodwill and intangible assets, inventories and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the quarter ended September 30, 2002, our critical accounting policies and estimates have not changed as disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

Results of Operations

The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and six months ended September 30, 2002 and 2001 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                                           Three Months Ended    Six Months Ended
                                                             September 30,         September 30,
                                                          --------------------  --------------------
                                                             2002       2001       2002       2001
                                                          ---------  ---------  ---------  ---------
Net revenues
  Product...............................................      50.8%     80.1%     59.1%     85.8%
  Service and parts.....................................      49.2       19.9       40.9       14.2
                                                          ---------  ---------  ---------  ---------
Total net revenues......................................     100.0      100.0      100.0      100.0
Cost of revenues........................................     166.6       60.5      115.8       55.9
                                                          ---------  ---------  ---------  ---------
Gross profit............................................     (66.6)      39.5      (15.8)      44.1
                                                          ---------  ---------  ---------  ---------
Operating expenses:
  Research and development..............................      75.8       30.2       62.8       22.7
  Selling, general and administrative...................      62.3       22.7       49.8       17.9
  Impairment of goodwill and other intangible assets....     626.5         --      261.2         --
  Severance charge......................................      10.9        1.7        4.6        0.6
  Stock-based compensation..............................       4.4         --        4.1         --
                                                          ---------  ---------  ---------  ---------
         Total operating expenses.......................     779.9       54.6      382.5       41.2
                                                          ---------  ---------  ---------  ---------
Operating income (loss).................................    (846.5)     (15.1)    (398.3)       2.9
Other income (expense):
  Interest expense......................................      (0.5)      (0.1)      (0.4)      (0.2)
  Interest income.......................................       4.7        3.5        3.0        2.7
  Other, net............................................       0.6       (0.1)       0.7        0.0
                                                          ---------  ---------  ---------  ---------
         Total other income.............................       4.8        3.3        3.3        2.5
                                                          ---------  ---------  ---------  ---------
Income (loss) before income tax  benefit................    (841.7)     (11.8)    (395.0)       5.4
Income tax benefit......................................        --        1.6         --         --
                                                          ---------  ---------  ---------  ---------
Net income (loss).......................................    (841.7)%    (10.2)%   (395.0)%      5.4%
                                                          ========= ==========  ========= ==========

Net Revenues. Net revenues for the fiscal quarter ended September 30, 2002 were $10.7 million. Compared to the first quarter of fiscal 2003, net revenues decreased $4.2 million, or 28.5%, from $14.9 million. Net revenues decreased $11.0 million, or 50.6%, from $21.7 million in the same fiscal quarter of the prior year. For the six months ended September 30, 2002, net revenues were $25.6 million, a decrease of $33.8 million, or 56.9%, from $59.5 million in the comparable period of the prior year. The decrease in revenues was primarily the result of capital spending reductions by our customers due to the downturn of the semiconductor industry and the weakness of the global economy.

The following table summarizes our revenues in different categories as a percentage of total net revenues for the periods indicated.

                              Three Months Ended    Six Months Ended
                                September 30,         September 30,
                             --------------------  --------------------
                                2002       2001       2002       2001
                             ---------  ---------  ---------  ---------
Net revenues
  System...................        51%       80%       59%       86%
  Service and parts........        49         20         41         14
                             ---------  ---------  ---------  ---------
Total net revenues.........       100%      100%      100%      100%
                             ========= ==========  ========= ==========

International sales accounted for approximately 66% and 59% of our total net revenues for the three months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002 and 2001, respectively, international sales accounted for approximately 73% and 59% of our total net revenues. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Taiwan, Japan, China, Korea, and Europe, such conditions could negatively impact our international sales in future periods.

Gross Profit (Loss). Gross loss for the second quarter of fiscal 2003 was $(7.1) million, a decrease of $10.2 million, from a gross profit of $3.1 million in the previous fiscal quarter. Compared to the same quarter of fiscal 2002, gross profit decreased $15.7 million. As a percentage of net revenues, gross margin for the current quarter was (66.6)%, compared to 20.6% for last fiscal quarter and 39.5% for the same quarter of last fiscal year. For the six months ended September 30, 2002, gross loss was $(4.0) million, a decrease of $30.3 million, or 59.8%, from $26.2 million in the comparable period of the prior year. As a percentage of net revenues, gross margin for the current six months was (15.8)%, compared to 44.1% in the comparable period of the prior year. The change of gross profit from the previous fiscal quarter is primarily due to a $7.4 million charge associated with additional reserves for obsolete and excess inventory and lower net revenues and production volume. The significant decrease of gross profit from the same quarter of fiscal 2002 is primarily due to our substantially lower net revenues and production volume as well as a $7.4 million charge associated with additional reserves for obsolete and excess inventory. The change of gross profit from the six months ended September 30, 2002 to the six months ended September 30, 2001 is primarily due to the above mentioned $7.4 million inventory charge and lower net revenues and production volume.

Research and Development, or R&D, Expenses. R&D expenses for the second quarter of fiscal 2003 were $8.1 million, an increase of 1.4% from the prior quarter and an increase of 24.1% from the same quarter of last fiscal year. For the six months ended September 30, 2002, R&D expenses were $16.1 million, an increase of $2.6 million, or 19.2%, from $13.5 million in the comparable period of the prior year. The increase of R&D expenses was primarily due to legal expenses related to patent defense in the second quarter of fiscal 2003 and higher depreciation expenses for the six months ended September 30, 2002. Our reduction in force programs during the second quarter of fiscal 2003 reduced headcount in R&D functions but we expect to continue to commit significant resources to the development of new advanced metrology products of precision performance at higher wafer throughputs.

Selling, General and Administrative, or SG&A, Expenses. SG&A expenses for the second quarter of fiscal 2003 were $6.7 million, an increase of 8.8% from SG&A expenses of $6.1 million in the prior fiscal quarter. Compared to the second quarter of last fiscal year, SG&A expenses increased by 35.3%. For the six months ended September 30, 2002, SG&A expenses were $12.8 million, an increase of $2.2 million, or 20.2%, from $10.6 million in the comparable period of the prior year. The increase was primarily due to the addition of SG&A expenses incurred by Sensys which we acquired in January 2002.

Impairment of Goodwill and Other Intangible Assets. During the quarter ended September 30, 2002, we completed a goodwill impairment test, and the results of that test indicated that our goodwill and intangible assets were impaired by $67.0 million. The impairment test under SFAS No. 144 and No. 142 was based on a two-step process involving; 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. The circumstances leading to the impairment of goodwill and intangible assets primarily relate to current operating losses, the absence of positive cash flows and uncertainties resulting from the duration and severity of the industry downturn. We wrote down goodwill and intangible assets by $67.0 million.

Severance Charge. During the second quarter of fiscal 2003, we announced and implemented reduction in force programs aimed at bringing operating expenses in line with our operating environment for the fiscal year 2003. We reduced our workforce by 21 percent, approximately 115 employees, across all functional areas and recorded a $1.2 million severance charge for the three and six months ended September 30, 2002, an increase of $0.8 million, from $0.4 million in the same periods of fiscal 2002. All terminated employees were notified of their severance and related benefits at the time the programs were announced. The program is expected to improve our cash preservation and maintain a healthy balance sheet.

Stock-Based Compensation. As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expense was $0.5 million, or 4.4% of revenue, for the quarter ended September 30, 2002. For the six months ended September 30, 2002, the amortization expense was $1.1 million, or 4.1% of revenue. We had no similar expenses for the same period of last fiscal year.

Other Income. Other income for the second quarter of fiscal 2003 was $0.5 million, which was 59.8% higher than other income in the prior fiscal quarter. Compared to the same quarter of the prior fiscal year, other income decreased 28.4%. For the six months ended September 30, 2002, other income was $0.8 million, a decrease of $0.7 million, or 44.5%, from $1.5 million in the comparable period of the prior year. We derive other income primarily from the investment of our cash on hand. An interest refund from Internal Revenue Service in the amount of $0.3 million was included in other income of the second quarter of fiscal 2003.

Provision for Income Taxes. For the six months ended September 30, 2002, the effective tax rate of 0% was based upon our projected tax loss for fiscal 2003.

Net Income (Loss). The combination of all the factors discussed above contributed to a net loss of $90.0 million for the second quarter of fiscal 2003, compared with net loss of $11.3 million in the prior fiscal quarter and net loss of $2.2 million in the same quarter of last fiscal year. For the six months ended September 30, 2002, net loss was $101.3 million, a decrease of 104.5 million, from net income of $3.2 million in the comparable period of the prior year.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital. Over the last three fiscal years, we have funded our operating activities principally from funds generated from operations and net proceeds from an initial public offering.

Cash flows provided (used) by operating activities were $(18.6) million and $1.7 million for the first six months of fiscal 2003 and 2002, respectively. The decrease in cash flows provided by operating activities from fiscal year 2002 to 2003 was mainly due to our net loss, exclusive of non- cash charges, in the first six months of fiscal year 2003.

Cash flows provided (used) by investing activities were $(2.4) million and $1.4 million for the first six months of fiscal 2003 and 2002, respectively. The decrease in cash flows provided by investing activities is primarily due to an increase in the purchase of short-term investments in the first six months of fiscal year 2003. Purchases of property and equipment were $0.8 million and $1.8 million for the first six months of fiscal 2003 and 2002, respectively.

Cash flows provided by financing activities were $0.1 million and $2.2 million for the first six months of fiscal 2003 and 2002, respectively. Cash was generated from the exercise of stock options and warrants and the issuance of common stock under our employee stock purchase plan.

In June 2001, we entered into a $10.0 million loan and security agreement with Comerica Bank. In December 2001, we amended this bank credit facility. As a result of the amendment, the credit extension limit was increased to $13.5 million. The amended bank credit facility allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 2.0%. We may request advances in an aggregate outstanding amount not to exceed the lesser of $13.5 million or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility are secured by substantially all of our assets. The existing amended Comerica bank credit facility matures on June 30, 2004. We currently have a $3.5 million standby letter of credit as required by the lessor of our building. During the quarter ended September 30, 2002, we violated the loss covenants related to the $10.0 million of unused bank credit facility. The bank has provided a proposed amendment which would change the covenants to allow the loss incurred during the quarter and amend certain other covenants and conditions going forward. We are currently reviewing the bank's proposal.

Our other contractual obligations at September 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since March 31, 2002 as described in our Form 10-K.

Our principal sources of funds are anticipated to be cash and short-term investments on hand ($39.5 million as of September 30, 2002), cash flows from operating activities and, if necessary, borrowings under the bank credit facility. We expect to limit our capital spending to essential items. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations for at least the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements, to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Inflation

The impact of inflation on our business has not been material for the fiscal quarter ended September 30, 2002.

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

Interest Rate Risk

As of September 30, 2002, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short term duration of such an investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of such a portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Item 4. Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiary, Sensys Instruments Corporation) required to be included in the Company's periodic Securities Exchange Act filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out their evaluation.

Part II. -- Other Information

Item 1. Legal Proceedings

On December 17, 2001, we signed a definitive agreement to acquire Sensys Instruments Corporation. On December 28, 2001, Sensys was named in a patent infringement suit filed by KLA-Tencor Corporation. KLA-Tencor alleged that it patented an aspect of the integrated metrology technology that Sensys used in their integrated product family. KLA- Tencor was seeking damages and an injunction to stop the sale of the equipment they alleged used this aspect. Subsequent to the quarter ended September 29, 2002, we settled this patent lawsuit with KLA-Tencor. As part of the settlement, KLA-Tencor agreed that it would not assert a claim for infringement against the product that Sensys is currently selling.

On April 22, 2002, we filed a patent infringement suit against Boxer-Cross Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer-Cross' BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against Jenoptik, AG, in 1994. The earlier court rulings led to Jenoptik's withdrawal from the U.S. market. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to Therma-Wave's complaint and asserted various affirmative defenses to Therma-Wave's claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma- Wave's Therma-Probe product infringed upon certain patents owned by Boxer-Cross and also raised claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. We replied to Boxer Cross's counterclaims, denying the material allegations and asserting declaratory judgment counterclaims. At the September 16, 2002 case management conference, the Court scheduled a Markman claim construction hearing on our patents-in-suit for December 9, 2002. No discovery or trial date has been set. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

We are involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Stockholders was held on July 30, 2002. The following proposals were voted: (I) the election of our directors; (II) an increase in the number of shares of common stock that may be issued under the 2000 Equity Incentive Plan by 3,000,000 shares; (III) an increase of the total number of shares of our common stock authorized for issuance by 40,000,000 shares from 35,000,000 shares to 75,000,000 shares. The vote tally was as follows:

Proposal I
Directors	Director Class	Total Vote for Each Director	Total Vote Withheld From Each Director
Talat F. Hasan	I	20,334,984	5,041,217
David Aspnes	III	24,496,563	879,638
John D'Errico	III	24,448,401	927,800

Proposal II

For

Against

Abstain

Broker Non-Vote

10,533,433

12,292,876

9,601

2,540,291

Proposal III

For

Against

Abstain

21,537,934

3,829,778

8,489

Proposals I and III were approved by our stockholders. Proposal II was not approved by our stockholders.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

Exhibit Number

Description

3.1

Restated Certificate of Incorporation of Therma-Wave

10.26.2

 Amendment No.2  to the 2000 Employee Stock Purchase
Plan

99.1

Risk Factors. (1)

  Incorporated by reference to the same
numbered exhibit in the Company's Annual Report on Form 10-K for the period ended March 31, 2002 (File No. 000-26911)

(b) Reports on Form 8-K

On August 14, 2002, we reported on Form 8-K the certification of our Form 10-Q for the quarterly period ended June 30, 2002 by Martin M.
Schwartz, our Chief Executive Officer, and L. Ray Christie, our Chief Financial
Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.

(Registrant)

/s/ L. RAY CHRISTIE

L. RAY CHRISTIE

 Chief Financial Officer
(as Registrant and as Principal Accounting Officer)

November 13, 2002

THERMA-WAVE, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Martin M. Schwartz, certify that:

  I have reviewed this quarterly report on Form 10-Q of
Therma-Wave, Inc.;

  Based on my knowledge, this quarterly report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and
other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures
to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

    presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that
involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Martin M. Schwartz

    Martin M. Schwartz
President and Chief Executive
Officer

THERMA-WAVE, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, L. Ray Christie, certify that:

  I have reviewed this quarterly report on Form 10-Q of
Therma-Wave, Inc.;

  Based on my knowledge, this quarterly report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and
other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures
to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

    presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that
involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ L. Ray Christie

    L. Ray Christie
Chief Financial Officer

THERMA-WAVE, INC.

CERTIFICATION PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

I, Martin M. Schwartz, in my capacity as Chief Executive
Officer of Therma-Wave, Inc., a Delaware corporation ("Therma-Wave"), and in connection with the Quarterly Report of Therma-Wave on Form 10-Q for the
period ended September 30, 2002 as filed with the Securities and Exchange
Commission (the "Report"), hereby certify that:

1. The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

2. The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of Therma-Wave.

November 13, 2002

/s/ Martin M. Schwartz

    Martin M. Schwartz
President and Chief Executive
Officer

THERMA-WAVE, INC.

CERTIFICATION PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

I, L. Ray Christie, in my capacity as Chief Financial Officer of Therma-Wave, Inc., a Delaware corporation ("Therma-Wave"), and in connection with the Quarterly Report of Therma-Wave on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission
(the "Report"), hereby certify that:

1. The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

2. The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of Therma-Wave.

November 13, 2002

/s/ L. Ray Christie

   L. Ray Christie
Chief Financial Officer