Form 10-Q/A
period 2001-09-30
THERMA WAVE INC
filed 2003-05-05
CIK 828119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(510) 668-2200

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate the number of shares of the issuer’s class of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2001

Common stock, $.01 par value	24,259,258

THERMA-WAVE, INC.

Explanatory note regarding this amendment on Form 10-Q/A

This quarterly report on Form 10-Q/ A is being filed as a result of the restatement of our condensed consolidated financial statements for the quarterly periods ended September 30, 2001, December 31, 2001, June 30, 2002, and September 30, 2002 and the year ended March 31, 2002 as further described in Note 2 — Restatement of Financial Results of this Form 10-Q/A. This report still speaks as of the original filing date and, as expressly stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30,	March 31,
	2001	2001

	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$58,446	$55,725
Short-term investments	19,171	19,850
Accounts receivable, net	24,734	43,348
Inventories	44,839	47,181
Other current assets	2,670	3,925

Total current assets	149,860	170,029
Property and equipment, net	13,967	14,478
Deferred income taxes	3,405	3,405
Other assets	4,251	3,279

Total assets	$171,483	$191,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,037	$12,547
Accrued warranty costs	3,814	3,742
Deferred revenue	10,952	17,096
Income tax payable	8,579	10,810
Other current liabilities	7,581	15,985

Total current liabilities	34,963	60,180
Long term debt	16	16
Other liabilities	2,370	1,913

Total liabilities	37,349	62,109

Stockholders’ equity:
Common stock	242	240
Additional paid-in capital	232,872	230,646
Notes receivable from stockholders	(201)	(212)
Accumulated deficit	(97,552)	(100,129)
Accumulated other comprehensive loss	(1,227)	(1,463)

Total stockholders’ equity	134,134	129,082

Total liabilities and stockholders’ equity	$171,483	$191,191

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(As Restated)		(As Restated)
Net revenues	$20,660	$47,770	$58,481	$87,411
Cost of revenues	12,739	24,407	32,888	44,508

Gross profit	7,921	23,363	25,593	42,903

Operating expenses:
Research and development	6,533	8,676	13,514	16,195
Selling, general and administrative	5,298	6,896	11,005	12,778

Total operating expenses	11,831	15,572	24,519	28,973

Operating income (loss)	(3,910)	7,791	1,074	13,930

Other income (expense):
Interest expense	(23)	(52)	(107)	(112)
Interest income	751	1,045	1,583	2,084
Other, net	(12)	130	27	143

Total other income	716	1,123	1,503	2,115

Income (loss) before benefit (provision) for income taxes	(3,194)	8,914	2,577	16,045
Benefit (provision) for income taxes	346	(534)	—	(962)

Income (loss) before cumulative effect of change in accounting principle	(2,848)	8,380	2,577	15,083
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(6,287)

Net income (loss)	$(2,848)	$8,380	$2,577	$8,796

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.12)	$0.36	$0.11	$0.65
Cumulative effect of change in accounting principle, net of taxes	—	—	—	$(0.27)

Basic net income (loss) per share	$(0.12)	$0.36	$0.11	$0.38

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.12)	$0.34	$0.10	$0.60
Cumulative effect of change in accounting principle, net of taxes	—	—	—	$(0.25)

Diluted net income (loss) per share	$(0.12)	$0.34	$0.10	$0.35

Weighted average common shares outstanding:
Basic	23,968	23,328	23,902	23,297
Diluted	23,968	24,980	25,188	24,915

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,

	2001	2000

	(As Restated)
Operating activities:
Net income	$2,577	$8,796
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Change in accounting principle	—	6,287
Depreciation and amortization	2,468	1,562
Changes in assets and liabilities:
Accounts receivable	18,614	(19,826)
Inventories	2,342	(15,771)
Other assets	441	(401)
Liabilities	(24,704)	10,513

Net cash provided (used) by operating activities	1,738	(8,840)

Investing activities:
Purchases of property and equipment	(1,757)	(3,024)
(Purchase) sale of short-term investments	679	(9,482)
Other	(358)	(351)

Net cash used by investing activities	(1,436)	(12,857)

Financing activities:
Proceeds from issuance of common stock	2,228	1,985
Principal payments under capital lease obligations	(56)	(433)
Other	247	(28)

Net cash provided by financing activities	2,419	1,524

Net increase (decrease) in cash and cash equivalents	2,721	(20,173)
Cash and cash equivalents at beginning of period	55,725	75,200

Cash and cash equivalents at end of period	$58,446	$55,027

Supplementary disclosures:
Cash paid for interest	$57	$114

Cash paid for taxes	$2,453	$371

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

      The second quarters of fiscal years 2002 and 2001 and the fiscal year 2001 ended on September 30, 2001, October 1, 2000 and April 1, 2001, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the month preceding each of these dates.

2. Restatement of Financial Results

      In late January 2003, management became aware of a possible revenue recognition issue associated with the sale of one tool through one of our foreign branches. In addition, management became aware of potential non-compliance with the company’s expense reimbursement policies by certain employees at the same foreign branch. While the evidence of the revenue recognition issue was not clear at that time, conflicting facts arose that indicated that revenue recognized in the quarter ended September 30, 2001 from the sale of the tool at issue potentially should have been deferred until a later period. In early February 2003, our Audit Committee launched an internal investigation relating to these issues.

      In connection with the investigation conducted by our Audit Committee, the Committee engaged outside legal counsel and independent forensic accountants to assist it. The investigation was conducted to (i) identify additional potential revenue recognition issues, if any; and (ii) to review the business expense practices of certain of our employees at that foreign branch.

      From February 2003 through April 2003, based on the investigation conducted by our Audit Committee, a number of changes to the Company’s Taiwan management team and executive management team were effected, including termination of certain employees.

      As a result of the matters noted above, management conducted a detailed review of revenue recognition with the assistance of the Company’s independent accountants. The additional review undertaken by management resulted in the revenue and related costs (including associated warranty and installation costs) for one transaction to be restated as follows:

(1) Product revenues of $1,000,000 and related cost of goods sold of $367,000, which were originally recognized in the quarter ended September 30, 2001 are being restated to defer the recognition of the revenue and cost of goods sold related to this sale until the quarter ended March 31, 2003. Changes in the original terms of arrangement between the Company and its customer were made just subsequent to the date of original revenue recognition and provided for the completion of additional services. These services were not completed until the quarter ended March 31, 2003.

      As a result of the above, we have restated our financial reports for the quarterly periods ended September 30, 2001, December 31, 2001, June 30, 2002 and September 30, 2002, and the year ended March 31, 2002, all of which were affected by the above revenue transactions. No adjustments related to non-

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance with the Company’s expense reimbursement policies were required as unauthorized amounts were expensed at the time they were incurred and are not deemed recoverable from the former employees.

      The three and six month periods ended September 30, 2001 and the balance sheet as of September 30, 2001 have been restated for the impact of the item above.

      The following table outlines the impact of these adjustments on operating results:

	Three Months Ended		Six Months Ended
	September 30, 2001		September 30, 2001

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(in thousands)		(in thousands)
Net revenues	$21,660	$20,660	$59,481	$58,481
Cost of revenues	13,106	12,739	33,255	32,888
Gross profit	8,554	7,921	26,226	25,593
Operating income (loss)	(3,277)	(3,910)	1,707	1,074
Income (loss) before benefit (provision) for income taxes	(2,561)	(3,194)	3,210	2,577
Net income (loss)	(2,215)	(2,848)	3,210	2,577
Basic net income (loss) per share	(0.09)	(0.12)	0.13	0.11
Diluted net income (loss) per share	(0.09)	(0.12)	0.13	0.10

      The following table outlines the balance sheet impact of these adjustments as of September 30, 2001:

	As Previously
	Reported	As Restated

	(in thousands)
Inventories	$44,489	$44,839
Total current assets	149,510	149,860
Total assets	171,133	171,483
Accrued warranty costs	3,831	3,814
Deferred revenue	9,952	10,952
Total current liabilities	33,980	34,963
Total liabilities	36,366	37,349
Accumulated deficit	(96,919)	(97,552)
Total stockholders’ equity	134,767	134,134
Total liabilities and stockholders’ equity	171,133	171,483

3. Inventories

      Inventories are summarized as follows (in thousands):

	September 30,	March 31,
	2001	2001

	(As Restated)
Purchased materials	$23,440	$22,197
Systems in process	14,095	19,571
Finished systems	7,304	5,413

	$44,839	$47,181

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Comprehensive Income (Loss)

      Comprehensive income (loss) consists of net income (loss) for the period and change in accumulated foreign currency translation adjustments during the period. For the quarters ended September 30, 2001 and 2000, comprehensive income (loss) amounted to approximately $(2.6) million (as restated) and $8.3 million, respectively. For the six months ended September 30, 2001 and 2000, comprehensive income amounted to approximately $2.8 million (as restated) and $8.7 million, respectively.

5. Change in Accounting Principle

      Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Equipment sales are accounted for as multiple-element arrangement sales as described in SAB 101. The total revenue is allocated to each component of the multi-element arrangement. Revenue on each element is recognized when the contractual obligations have been performed, risk of loss has passed to the customer, collection is probable and customer acceptance has been obtained, if applicable. Revenue from systems and spare parts is generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the period of the contract. Estimated contractual warranty obligations are recorded when related sales are recognized.

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

6. Net Income (Loss) Per Share

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

      183,372 shares of unvested common stock outstanding as of September 30, 2001 were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. 1,377,939 and 106,436 shares of stock options outstanding as of September 30, 2001 and 2000, respectively, were not included in the calculation of diluted net income per share since their inclusion would be anti-dilutive. The weighted average exercise prices for anti-dilutive stock options as of September 30, 2001 and 2000 were $20.13 and $27.92, respectively.

7. Recently Issued Accounting Statements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

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

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 as well as interim periods within those fiscal years. The company is currently reviewing this statement to determine its effect on its Company’s financial position and results of operation.

8. Commitments and Contingencies

      We are involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q/A contains forward-looking statements as that term is defined in the Private Securities Reform Act of 1995, which are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The words “believe,” “expect,” “anticipate,” “intend” and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Such statements relating to our ability to manage our costs and reduce operating expenses, sustain our operations and cash position in an extended downturn, continue the successful development and introduction of new products and improvement of current products and trends in our financial performance are all based on current expectations. Such statements are subject to risks, uncertainties, and changes in conditions, particularly those related to industry performance in the current severe industry and economic downturn, political unrest, activities and potential successes of competitors and competing products and other risks, some of which are detailed in documents filed with the Securities and Exchange Commission, including specifically Exhibit 99.1 to the company’s Annual Report on Form 10-K for the year ended March 31, 2001. See also the discussion of forward-looking statements related to market risk in the first paragraph of Item 3 below. The company undertakes no obligation to update the information in this Quarterly Report on Form 10-Q/A.

General

      We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Semiconductor manufacturers use process control metrology systems to monitor process parameters, increase equipment productivity, and improve device performance. Our current process control metrology systems are principally used for measuring ion implantation and thin film deposition and removal. We currently sell five product families of process control metrology systems: Therma-Probe systems, Opti-Probe systems, Opti-Probe CD systems, Meta-Probe systems, and Integra systems.

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

      Opti-Probe CD Product Family. Opti-Probe CD systems are spectroscopic, scatterometry-based systems that provide revolutionary, nondestructive Critical Dimension (CD) metrology for the smallest features of next generation integrated circuits.

      Meta-Probe Product Family. Meta-Probe thin-film measurement systems utilize a patented technique based on x-ray reflectometry to rapidly and independently measure thickness, density, and roughness of each film in multi-layer stacks.

      Integra Product Family. Integra line of integrated metrology systems are a broad-based family of compact metrology “modules” that function with an integrated circuit process system, such as an etch or chemical vapor deposition system, to provide metrology on each wafer before it exits the process tool.

Restatement of Financial Results

      In late January 2003, management became aware of a possible revenue recognition issue associated with the sale of one tool through one of our foreign branches. In addition, management became aware of potential non-compliance with the company’s expense reimbursement policies by certain employees at the same foreign branch. While the evidence of the revenue recognition issue was not clear at that time, conflicting facts arose that indicated that revenue recognized in the quarter ended September 30, 2001 from the sale of the tool at issue potentially should have been deferred until a later period. In early February 2003, our Audit Committee launched an internal investigation relating to these issues.

      In connection with the investigation conducted by our Audit Committee, the Committee engaged outside legal counsel and independent forensic accountants to assist it. The investigation was conducted to (i) identify additional potential revenue recognition issues, if any; and (ii) to review the business expense practices of certain of our employees at that foreign branch.

      From February 2003 through April 2003, based on the investigation conducted by our Audit Committee, a number of changes to the company’s Taiwan management team and executive management team were effected, including termination of certain employees.

      As a result of the matters noted above, management conducted a detailed review of revenue recognition with the assistance of the company’s independent accountants. The additional review undertaken by management resulted in the revenue and related costs (including associated warranty and installation costs) for one transaction to be restated as follows:

(1) Product revenues of $1,000,000 and related cost of goods sold of $367,000, which were originally recognized in the quarter ended September 30, 2001 are being restated to defer the recognition of the revenue and cost of goods sold related to this sale until the quarter ended March 31, 2003. Changes in the original terms of arrangement between the company and its customer were made just subsequent to the date of original revenue recognition and provided for the completion of additional services. These services were not completed until the quarter ended March 31, 2003.

      As a result of the above, we have restated our financial reports for the quarterly periods ended September 30, 2001, December 31, 2001, June 30, 2002 and September 30, 2002, and the year ended March 31, 2002, all of which were affected by the above revenue transactions. No adjustments related to non-compliance with the company’s expense reimbursement policies were required as unauthorized amounts were expensed at the time they were incurred and are not deemed recoverable from the former employees.

Results of Operations

      The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and six months ended September 30, 2001 and 2000 were derived from our unaudited condensed consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(As Restated)		(As Restated)
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.7	51.1	56.2	50.9

Gross profit	38.3	48.9	43.8	49.1

Operating expenses:
Research and development	31.6	18.2	23.1	18.5
Selling, general and administrative	25.6	14.4	18.8	14.7

Total operating expenses	57.2	32.6	41.9	33.2

Operating income (loss)	(18.9)	16.3	1.9	15.9

Other income (expense):
Interest expense	(0.1)	(0.1)	(0.2)	(0.1)
Interest income	3.6	2.2	2.7	2.4
Other, net	(0.1)	0.3	—	0.2

Total other income	3.4	2.4	2.5	2.5

Income (loss) before (provision) benefit for income taxes	(15.5)	18.7	4.4	18.4
(Provision) benefit for income taxes	1.7	(1.2)	—	(1.1)

Income (loss) before cumulative effect of change in accounting principle	(13.8)	17.5	4.4	17.3
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(7.2)

Net income (loss)	(13.8)%	17.5%	4.4%	10.1%

      Comparisons of the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000, as restated.

      Net Revenues. Net revenues for the fiscal quarter ended September 30, 2001 were $20.7 million, a decrease of $27.1 million, or 56.8%, from $47.8 million in the same fiscal quarter of the prior year. Compared to the prior fiscal quarter, net revenues decreased $17.2 million, or 45.4%, from $37.8 million. For the six months ended September 30, 2001, net revenues were $58.5 million, a decrease of $28.9 million, or 33.1%, from $87.4 million in the comparable period of the prior year. The decrease in revenue was primarily the result of capital spending reductions by our customers due to the cyclical downturn of the semiconductor industry and the weakness of the global economy.

      During the three months ended September 30, 2001, we derived approximately 79% of our revenues from system sales, 9% from sales of replacement and spare parts, including associated labor, and 12% from service contracts. During the three months ended September 30, 2000, we derived approximately 91% of our revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 3% from service contracts. During the six months ended September 30, 2001, we derived approximately 86% of our revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 8% from service contracts. During the six months ended September 30, 2000, we derived approximately 91% of our revenues from system sales, 6% from sales of replacement and spare parts, including associated labor, and 3% from service contracts.

      International sales accounted for approximately 57% and 67% of our total revenues for the three months ended September 30, 2001 and 2000, respectively. International sales accounted for approximately 58% and 68% of our total revenues for the six months ended September 30, 2001 and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

      We do not expect our revenues to increase for at least the next two quarters and possibly longer. Low order booking rates, rescheduling of delivery and order cancellations will likely continue to deteriorate our results of operations in the near-term.

      Gross Profit. Gross profit for the second quarter of fiscal 2002 was $7.9 million, a decrease of $9.8 million, or 55.2%, from $17.7 million in the previous fiscal quarter. Compared to the same quarter of fiscal 2001, gross profit decreased $15.4 million or 66.1%. As a percentage of net revenues, gross margin for the current quarter was 38.3%, compared to 46.7% for last fiscal quarter and 48.9% for the same quarter of last fiscal year. For the six months ended September 30, 2001, gross profit was $25.6 million, a decrease of $17.3 million, or 40.3%, from $42.9 million in the comparable period of the prior year. As a percentage of net revenues, gross margin for the current six months was 43.8%, compared to 49.1% in the comparable period of the prior year. Although we implemented some cost reduction measures during the quarter, these measures were not sufficient to completely offset the sharp decline in revenue and the lower overhead absorption resulting from our substantially lower production volume.

      Research and Development (“R&D”) Expenses. R&D expenses for the second quarter of fiscal 2002 were $6.5 million, a decrease of 6.4% from the prior quarter and a decrease of 24.7% from the second quarter of last fiscal year. For the six months ended September 30, 2001, R&D expenses were $13.5 million, a decrease of $2.7 million, or 16.6%, from $16.2 million in the comparable period of the prior year. The decrease from the prior fiscal quarter was primarily due to the reduction in discretionary expenses. The decrease from the same periods of the prior fiscal year was primarily the result of reductions in patent defense expense, contract labor and discretionary expenses. We expect to continue committing significant resources to the development of new products and other programs because we believe that technical leadership will strengthen our market position in the next economic upturn.

      Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the second quarter of fiscal 2002 were $5.3 million, a decrease of 7.2% from SG&A expenses of $5.7 million in the prior fiscal quarter. Compared to the second quarter of last fiscal year, SG&A expenses decreased 23.2%. For the six months ended September 30, 2001, SG&A expenses were $11.0 million, a decrease of $1.8 million, or 13.9%, from $12.8 million in the comparable period of the prior year. The decrease was primarily due to lower sales commissions resulting from the lower orders and sales volume and to a lesser effect, the implementation of cost containment measures.

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

      Net Income (Loss). The combination of all the factors discussed above contributed to a net loss of $2.8 million for the second quarter of fiscal 2002, compared with net income of $5.4 million in the prior fiscal quarter, and net income of $8.4 million in the same quarter of last fiscal year. For the six months ended September 30, 2001, net income was $2.6 million, a decrease of $6.2 million, or 70.7%, from $8.8 million in the comparable period of the prior year.

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

      In June 2001, we replaced our existing bank credit facility with a new $10 million loan and security agreement with Comerica Bank. This new bank credit facility allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 1.5%. We may request advances in an aggregate outstanding amount not to exceed $7.5 million minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility are secured by substantially all of its assets. The Comerica bank credit facility matures on March 28, 2004. As of September 30, 2001, there was a $3.5 million letter of credit outstanding, as required by the lessor of our building, and $6.5 million of unused borrowing capacity under the new bank credit facility. We have been in compliance with all financial covenants related to this bank credit facility.

      Our principal sources of funds are anticipated to be cash and short-term investments on hand ($77.6 million as of September 30, 2001), cash flows from operating activities and, if necessary, borrowings under the bank credit facility. We expect to limit our capital spending to essential items. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations for at least the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements and to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Item 4.	Controls and Procedures

      During the 90-day period prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation and the investigation discussed in Note 2 of the financial statements entitled “Restatement of Financial Results,” a material weakness has been identified relating to controls surrounding evaluating and reporting revenue transactions, particularly in the Asia/Pacific region. As a result, we have implemented or are in the process of implementing the following changes or additions to our internal controls and procedures, among others:

•	Changing our internal reporting structure to require branch accounting personnel to report directly to our finance department in the United States;

•	Establishing audit and review procedures for each foreign branch consistent with each branch’s exposure, including, as appropriate, outside auditors;

•	Requiring managers of foreign operations to attest in writing that final acceptance documents for any given period are valid acceptances that justify revenue recognition and that will result in customer payment;

•	Requiring corporate financial management personnel to investigate transactions where revenue has been recognized but the customer has not paid according to terms;

•	Re-training employees and developing an ongoing training program with particular focus on company policies and procedures related to revenue recognition, expense reimbursements and bank account reconciliations;

•	Establishing yearly or twice-yearly (for larger branches) reviews with both internal and external accounting personnel and local management, to be coordinated with quarterly business reviews; and

•	Establishing controls to closely monitor the credit status of certain customers, with emphasis on distributors.

      Management is considering additional controls as a result of the special investigation and development is ongoing.

PART II. — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are included herein:

Exhibit
Number	Description

99.1	Risk Factors.(1)
99.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-K for the period ended March 31, 2001 (Registration No. 000-26911)

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

May 5, 2003

THERMA-WAVE, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

      I, Boris Lipkin, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Therma-Wave, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 5, 2003

/s/ BORIS LIPKIN

Boris Lipkin
President and Chief Executive Officer

THERMA-WAVE, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

      I, L. Ray Christie, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Therma-Wave, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ L. RAY CHRISTIE

L. Ray Christie
Chief Financial Officer

May 5, 2003

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Risk Factors.(1)
99.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-K for the period ended March 31, 2001 (Registration No. 000-26911)