Form 10-Q/A
period 2001-12-30
THERMA WAVE INC
filed 2003-05-05
CIK 828119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A

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

      Indicate the number of shares of the issuer’s class of common stock, as of the latest practical date:

Class	Outstanding as of January 31, 2002

Common stock, $.01 par value	28,811,884

THERMA-WAVE, INC.

		Page No.

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2001	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2001 and 2000	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2001 and 2000	3
	Notes to Condensed Consolidated Financial Statements	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 4.	Controls and Procedures	12
PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	13
SIGNATURES		14
CERTIFICATIONS		15

Explanatory note regarding this amendment on Form 10-Q/ A

This quarterly report on Form 10-Q/ A is being filed as a result of the restatement of our condensed consolidated financial statements for the quarterly periods ended September 30, 2001, December 31, 2001, June 30, 2002 and September 30, 2002 and the year ended March 31, 2002 as further described in Note 2 — Restatement of Financial Results of this Form 10-Q/ A. This report still speaks as of the original filing date and, as expressly stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31,	March 31,
	2001	2001

	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$51,723	$55,725
Short-term investments	18,325	19,850
Accounts receivable, net	17,364	43,348
Inventories	45,347	47,181
Other current assets	5,346	3,925

Total current assets	138,105	170,029
Property and equipment, net	12,992	14,478
Deferred income taxes	1,379	3,405
Other assets	4,566	3,279

Total assets	$157,042	$191,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,560	$12,547
Accrued warranty costs	2,484	3,742
Deferred revenue	8,532	17,096
Income tax payable	8,417	10,810
Other current liabilities	8,145	15,985

Total current liabilities	32,138	60,180
Long term debt	16	16
Other liabilities	2,057	1,913

Total liabilities	34,211	62,109

Stockholders’ equity:
Common stock	243	240
Additional paid-in capital	232,934	230,646
Notes receivable from stockholders	(201)	(212)
Accumulated deficit	(108,518)	(100,129)
Accumulated other comprehensive loss	(1,627)	(1,463)

Total stockholders’ equity	122,831	129,082

Total liabilities and stockholders’ equity	$157,042	$191,191

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

			(As Restated)
Net revenues	$11,054	$57,029	$69,535	$144,440
Cost of revenues	9,522	27,633	42,410	72,141

Gross profit	1,532	29,396	27,125	72,299

Operating expenses:
Research and development	7,643	9,282	21,157	25,477
Selling, general and administrative	5,243	7,892	16,248	20,669

Total operating expenses	12,886	17,174	37,405	46,146

Operating income (loss)	(11,354)	12,222	(10,280)	26,153

Other income (expense):
Interest expense	(70)	(47)	(177)	(159)
Interest income	449	902	2,032	2,986
Other, net	8	(40)	36	102

Total other income	387	815	1,891	2,929

Income (loss) before provision for income taxes	(10,967)	13,037	(8,389)	29,082
Provision for income taxes	—	(735)	—	(1,697)

Income (loss) before cumulative effect of change in accounting principle	(10,967)	12,302	(8,389)	27,385
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(6,287)

Net income (loss)	$(10,967)	$12,302	$(8,389)	$21,098

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.45)	$0.52	$(0.35)	$1.17
Cumulative effect of change in accounting principle, net of taxes	—	—	—	$(0.27)

Basic net income (loss) per share	$(0.45)	$0.52	$(0.35)	$0.90

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.45)	$0.49	$(0.35)	$1.08
Cumulative effect of change in accounting principle, net of taxes	—	—	—	$(0.25)

Diluted net income (loss) per share	$(0.45)	$0.49	$(0.35)	$0.83

Weighted average common shares outstanding:
Basic	24,114	23,446	23,995	23,370
Diluted	24,114	25,116	23,995	25,387

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,

	2001	2000

	(As Restated)
Operating activities:
Net income (loss)	$(8,389)	$21,098
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Change in accounting principle	—	6,287
Depreciation and amortization	3,836	2,202
Changes in assets and liabilities:
Accounts receivable	25,984	(25,163)
Inventories	1,834	(23,472)
Other assets	(379)	(1,228)
Liabilities	(27,833)	17,122

Net cash used by operating activities	(4,947)	(3,154)

Investing activities:
Purchases of property and equipment	(2,034)	(6,865)
(Purchase) sale of short-term investments	1,525	(19,344)
Other	(619)	(370)

Net cash used by investing activities	(1,128)	(26,579)

Financing activities:
Proceeds from issuance of common stock	2,291	2,931
Principal payments under capital lease obligations	(65)	(461)
Other	(153)	(326)

Net cash provided by financing activities	2,073	2,144

Net decrease in cash and cash equivalents	(4,002)	(27,589)
Cash and cash equivalents at beginning of period	55,725	75,200

Cash and cash equivalents at end of period	$51,723	$47,611

Supplementary disclosures:
Cash paid for interest	$77	$171

Cash paid for taxes	$2,466	$541

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

      As a result of the above, we have restated our financial reports for the quarterly periods ended September 30, 2001, December 31, 2001, June 30, 2002, and September 30, 2002, and the year ended March 31, 2002, all of which were affected by the above revenue transactions. No adjustments related to non-

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance with the Company’s expense reimbursement policies were required as unauthorized amounts were expensed at the time they were incurred and are not deemed recoverable from the former employees.

      The nine-month periods ended December 30, 2001 and the balance sheet as of December 30, 2001 have been restated for the impact of the item above.

      The following table outlines the impact of these adjustments on operating results:

	Nine Months Ended
	December 30, 2001

	As Previously Reported	As Restated

	(in thousands)
Net revenues	$70,535	$69,535
Cost of revenues	42,777	42,410
Gross profit	27,758	27,125
Operating income (loss)	(9,647)	(10,280)
Income (loss) before provision for income taxes	(7,756)	(8,389)
Net income (loss)	(7,756)	(8,389)
Basic net income (loss) per share	(0.32)	(0.35)
Diluted net income (loss) per share	(0.32)	(0.35)

      The following table outlines the balance sheet impact of these adjustments as of December 30, 2001:

	As Previously Reported	As Restated

	(in thousands)
Inventories	$44,997	$45,347
Total current assets	137,755	138,105
Total assets	156,692	157,042
Accrued warranty costs	2,501	2,484
Deferred revenue	7,532	8,532
Total current liabilities	31,155	32,138
Total liabilities	33,228	34,211
Accumulated deficit	(107,885)	(108,518)
Total stockholders’ equity	123,464	122,831
Total liabilities and stockholders’ equity	156,692	157,042

3.     Inventories

      Inventories are summarized as follows (in thousands):

	December 31,	March 31,
	2001	2001

	(As Restated)
Purchased materials	$22,018	$22,197
Systems in process	15,147	19,571
Finished systems	8,182	5,413

	$45,347	$47,181

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Comprehensive Income (Loss)

      Comprehensive income (loss) consists of net income (loss) for the period and the change in accumulated foreign currency translation adjustments during the period. For the quarters ended December 31, 2001 and 2000, comprehensive income (loss) amounted to approximately $(11.4) million and $12.1 million, respectively. For the nine months ended December 31, 2001 and 2000, comprehensive income (loss) amounted to approximately $(8.6) million (as restated) and $20.8 million, respectively.

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

	December 31,

	2001	2000

Common stock subject to repurchase (unvested)	150	367
Stock options	2,561	162

      For the three months ended December 31, 2001 and 2000, anti-dilutive stock options have a weighted average exercise price of $17.04 and $21.85, respectively. For the nine months ended December 31, 2001 and 2000, anti-dilutive stock options have a weighted average exercise price of $20.16 and $26.63, respectively.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 as well as interim periods within those fiscal years. We are currently reviewing this statement to determine its effect on our Company’s financial position and results of operation.

8.     Commitments and Contingencies

      On December 17, 2001, we signed a definitive agreement to acquire Sensys Instruments Corporation. On December 28, 2001, Sensys was named in a patent infringement suit filed by KLA-Tencor. KLA-Tencor alleged that it patented an aspect of the integrated metrology technology that Sensys uses in their integrated product family. KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. We believe none of the current Sensys products infringes any of the claims of KLA-Tencor’s patent. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

      We are involved in various legal proceedings from time to time arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business or financial condition.

9.     Subsequent Event

      On January 16, 2002, the Company completed its acquisition of Sensys Instruments Corporation (“Sensys”), a privately held California corporation, which was focusing primarily on the emerging market for integrated metrology. Under the terms of the agreement, approximately 5,408,000 shares of the Company’s common stock are issuable for shares of Sensys, and assumed Sensys stock options and warrants. Based on the closing price of Therma-Wave’s common stock over the 5 day period, representing two days before and after January 11, 2002, the aggregate purchase price represents the fair value of the shares issued to Sensys shareholders totalling approximately $72.8 million and the estimated fair value of stock options and warrants assumed totalling $14.2 million. The Company will also incur acquisition related costs, which will be included in the total purchase price. The acquisition will be accounted for as a purchase business combination subject to the guidance under FAS 141 and 142.

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

General

      We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Semiconductor manufacturers use process control metrology systems to monitor process parameters, increase equipment productivity, and improve device performance. Our current process control metrology systems are principally used for measuring ion implantation and thin film deposition and removal. We currently sell five product families of process control metrology systems: Therma-Probe systems, Opti-Probe systems, Opti-Probe CD systems, Meta-Probe systems, and Integrated Metrology systems.

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

      Integrated Metrology Product Family. Our Integra line of integrated metrology systems is a broad-based family of compact metrology “modules” that function with an integrated circuit process system, such as an etch or chemical vapor deposition system, to provide metrology on each wafer before it exits the process tool. With our acquisition of Sensys on January 16, 2002, we expect to complement our current technology with that of Sensys to become the leader in the emerging integrated metrology market.

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

      As a result of the above, we have restated our financial reports for the quarterly periods ended September 30, 2001, December 31, 2001, June 30, 2002 and September 30, 2002 and the year ended March 31, 2002, all of which were affected by the above revenue transactions. No adjustments related to non-compliance with the company’s expense reimbursement policies were required as unauthorized amounts were expensed at the time they were incurred and are not deemed recoverable from the former employees.

Results of Operations

      The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and nine months ended December 31, 2001 and 2000 were derived from our unaudited condensed consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

			(As Restated)
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	86.1	48.5	61.0	49.9

Gross profit	13.9	51.5	39.0	50.1

Operating expenses:
Research and development	69.1	16.3	30.4	17.6
Selling, general and administrative	47.5	13.8	23.4	14.4

Total operating expenses	116.6	30.1	53.8	32.0

Operating loss	(102.7)	21.4	(14.8)	18.1

Other income (expense):
Interest expense	(0.6)	(0.1)	(0.3)	(0.1)
Interest income	4.1	1.6	2.9	2.1
Other, net	—	—	0.1	—

Total other income	3.5	1.5	2.7	2.0

Income (loss) before provision for income taxes	(99.2)	22.9	(12.1)	20.1
Provision for income taxes	—	(1.4)	—	(1.2)

Income (loss) before cumulative effect of change in accounting principle	(99.2)	21.5	(12.1)	18.9
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(4.4)

Net income (loss)	(99.2)%	21.5%	(12.1)%	14.5%

      Comparisons of the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000, as restated.

      Net Revenues. Net revenues for the fiscal quarter ended December 31, 2001 were $11.1 million, a decrease of $45.9 million, or 80.6%, from $57.0 million in the same fiscal quarter of the prior year. Compared to the prior fiscal quarter, net revenues decreased $9.6 million, or 46.5%, from $20.7 million. For the nine months ended December 31, 2001, net revenues were $69.5 million, a decrease of $74.9 million, or 51.9%, from $144.4 million in the comparable period of the prior year. The decrease in revenue was primarily the result of capital spending reductions by our customers due to the cyclical downturn of the semiconductor industry and the weakness of the global economy.

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

      International sales accounted for approximately 52% and 40% of our total revenues for the three months ended December 31, 2001 and 2000, respectively. International sales accounted for approximately 57% of our total revenues for the nine months ended December 31, 2001 and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

      We do not expect our revenues to increase significantly for the next quarter or possibly longer. We believe that current over capacity in the semiconductor business has limited the total purchases made in new equipment. Current sales reflect our customers’ demand for cutting-edge technology while purchases to increase capacity have been delayed. Low order booking rates, rescheduling of delivery and order cancellations will likely continue to depress our results of operations in the near-term.

      Gross Profit. Gross profit for the third quarter of fiscal 2002 was $1.5 million, a decrease of $6.4 million, or 80.7%, from $7.9 million in the previous fiscal quarter. Compared to the same quarter of fiscal 2001, gross profit decreased $27.8 million or 94.8%. As a percentage of net revenues, gross margin for the current quarter was 13.9%, compared to 38.3% for last fiscal quarter and 51.5% for the same quarter of last fiscal year. For the nine months ended December 31, 2001, gross profit was $27.1 million, a decrease of $45.2 million, or 62.5%, from $72.3 million in the comparable period of the prior year. As a percentage of net revenues, gross margin for the current nine months was 39.0%, compared to 50.1% for the comparable period of the prior year. Although we have continued to implement some cost reduction measures during the quarter, these measures were not sufficient to substantially offset the sharp decline in revenue and the lower overhead absorption resulting from our substantially lower production volume.

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

      Net Income (Loss). The combination of all the factors discussed above contributed to a net loss of $11.0 million for the third quarter of fiscal 2002, compared with net loss of $2.8 million in the prior fiscal quarter, and net income of $12.3 million in the same quarter of last fiscal year. For the nine months ended December 31, 2001, net loss was $8.4 million, compared with net income of $21.1 million in the same period of the prior fiscal year.

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

•	Changing our internal reporting structure to require branch accounting personnel to report directly to our finance department in the United States;

•	Establishing audit and review procedures for each foreign branch consistent with each branch’s exposure, including, as appropriate, outside auditors;

•	Requiring managers of foreign operations to attest in writing that final acceptance documents for any given period are valid acceptances that justify revenue recognition and that will result in customer payment;

•	Requiring corporate financial management personnel to investigate transactions where revenue has been recognized but the customer has not paid according to terms;

•	Re-training employees and developing an ongoing training program with particular focus on company policies and procedures related to revenue recognition, expense reimbursements and bank account reconciliations;

•	Establishing yearly or twice-yearly (for larger branches) reviews with both internal and external accounting personnel and local management, to be coordinated with quarterly business reviews; and

•	Establishing controls to closely monitor the credit status of certain customers, with emphasis on distributors.

      Management is considering additional controls as a result of the special investigation and development is ongoing.

PART II. — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are included herein:

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated as of December 17, 2001, among Therma-Wave, Inc., FND Corp., Sensys Instruments Corporation and a certain representative of all of the shareholders of Sensys Instruments Corporation.(1)
4.1	Form of Registration Rights Agreement, dated as of January 16, 2002, among Therma-Wave, Inc., Sensys Instruments Corporation and each holder of Sensys Instruments Corporation capital stock.(2)
4.2	Employment Agreement, dated as of December 17, 2001, among Therma-Wave, Inc. and Talat Hasan.(2)
10.38	Amendment To Loan And Security Agreement, dated as of December 29, 2001, between Therma-Wave, Inc. and Comerica Bank-California.(3)
99.1	Risk Factors.(4)
99.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Therma-Wave’s Current Report on Form 8-K, as filed with the Commission on December 19, 2001 (Registration No. 000-26911)

(2)	Incorporated herein by reference to Therma-Wave’s Current Report on Form 8-K, as filed with the Commission on January 16, 2002 (Registration No. 000-26911)

(3)	Incorporated by reference to the same numbered exhibit in the Company’s originally filed Quarterly Report on Form 10-Q for the period ended December 31, 2001 (Registration No. 000-26911)

(4)	Incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-K for the period ended March 31, 2001 (Registration No. 000-26911)

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
(as Registrant and as Principal Accounting Officer)

May 5, 2003

THERMA-WAVE, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

      I, L. Ray Christie, certify that:

1. I have reviewed this quarterly report on Form 10-Q/ A of Therma-Wave, Inc.;

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
Chief Financial Officer

May 5, 2003

THERMA-WAVE, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

      I, Boris Lipkin, certify that:

1. I have reviewed this quarterly report on Form 10-Q/ A of Therma-Wave, Inc.;

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

/s/ BORIS LIPKIN

Boris Lipkin
President and Chief Executive Officer

May 5, 2003

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated as of December 17, 2001, among Therma-Wave, Inc., FND Corp., Sensys Instruments Corporation and a certain representative of all of the shareholders of Sensys Instruments Corporation.(1)
4.1	Form of Registration Rights Agreement, dated as of January 16, 2002, among Therma-Wave, Inc., Sensys Instruments Corporation and each holder of Sensys Instruments Corporation capital stock.(2)
4.2	Employment Agreement, dated as of December 17, 2001, among Therma-Wave, Inc. and Talat Hasan.(2)
10.38	Amendment To Loan And Security Agreement, dated as of December 29, 2001, between Therma-Wave, Inc. and Comerica Bank-California.(3)
99.1	Risk Factors.(4)
99.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Therma-Wave’s Current Report on Form 8-K, as filed with the Commission on December 19, 2001 (Registration No. 000-26911)

(2)	Incorporated herein by reference to Therma-Wave’s Current Report on Form 8-K, as filed with the Commission on January 16, 2002 (Registration No. 000-26911)

(3)	Incorporated by reference to the same numbered exhibit in the Company’s originally filed Quarterly Report on Form 10-Q for the period ended December 31, 2001 (Registration No. 000-26911)

(4)	Incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-K for the period ended March 31, 2001 (Registration No. 000-26911)