Form 10-K/A
period 2002-03-31
THERMA WAVE INC
filed 2003-05-05
CIK 828119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-26911

Therma-Wave, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3000561
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1250 Reliance Way Fremont, California (Address of Principal Executive Offices)	94539 (Zip Code)

(510) 668-2200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐

      The aggregate market value of the common equity held by non-affiliates of the registrant as of May 31, 2002 was $301,202,980. As of May 31, 2002, the registrant had 29,129,882 shares of common stock outstanding.

      Portions of the Proxy Statement for the 2002 annual stockholders meeting are incorporated by reference into Part III.

THERMA-WAVE, INC.

Form 10-K/A

		Page

PART I
Item 1.	Business	2
PART II
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 8.	Financial Statements and Supplementary Data	29
PART III
Item 14.	Controls and Procedures	55
Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	55
Signatures		59
Certifications		61

Explanatory note regarding this amendment on Form 10-K/ A

This annual report on Form 10-K/ A is being filed as a result of the restatement of our consolidated financial statements for the quarterly periods ended September 30, 2001 December 31, 2001, June 30, 2002 and September 30, 2002 and the year ended March 31, 2002 as further described in Note 1 — Organization and Summary of Significant Accounting Policies — Restatement of Financial Results of this Form 10-K/ A. This report still speaks as of the original filing date and, as expressly stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

PART I

Item 1.	Business

      This annual report on Form 10-K/A contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words “believe,” “expect,” “anticipate,” “intend” and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under Exhibit 99.1, “Risk Factors,” and elsewhere in this annual report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, inability to develop or introduce new products as planned, or the acceptance of those products by our customers and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur.

Overview

      Therma-Wave is a worldwide leader in the development, manufacture, marketing and service of process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high overall manufacturing yield, reduce the size of the circuit features imprinted on the semiconductor to improve the performance of the semiconductor device and increase their equipment productivity. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe CDTMand RT/ CDTM, Meta-Probe X®, IntegraTM and Sensys integrated metrology products, use proprietary and patented technology to provide precise, non-contact, non-destructive measurement for each and every basic building block (“process module”) in the manufacture of integrated circuits, or ICs:

•	Ion Implantation — implanting ions, usually boron, phosphorus or arsenic, into selected areas of the silicon wafer to alter its electrical properties. Ion implantation may be performed typically 6 to 12 times in the manufacture of IC’s. For example, ion implantation creates the positively- and negatively-doped regions used to create each of the millions of transistors on each integrated circuit. It also is used to adjust the voltage at which the transistors will “turn on”. Our Therma-Probe is typically used as a standard metrology tool for these ion implantation processes.

•	Dielectric Film Deposition and Etching — depositing and selectively removing layers of dielectric films on the silicon wafer in order to provide electrical insulation for each layer of the semiconductor IC. Film deposition is typically done by Chemical Vapor Deposition, or CVD, and film removal is typically done by plasma etching. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness in these processes. Our Opti-Probe CD and RT/ CD, or Real-Time Critical Dimensions, and Integra and Sensys integrated metrology products, are newly introduced products which provide rapid, non-destructive wafer-state information for control of the Critical Dimensions, or CDs, of the etch processes.

•	Conductor Film Deposition and Etching — depositing and selectively removing layers of metal, polysilicon, and metal barrier films used to interconnect the transistors within a semiconductor device. Film deposition is typically done by Physical Vapor Deposition, or PVD, or by CVD, and film removal is typically done by plasma etching or chemical mechanical planarization. Our Opti-Probe is typically used as a standard metrology tool for the non-opaque conductor films, and our Meta-Probe X is a newly introduced system for metrology of the metal (opaque) films. Our Opti-Probe CD and RT/ CD, and Integra and Sensys integrated metrology products, are newly introduced products which provide rapid, non-destructive wafer-state information for control of the CDs of the etch processes.

•	Chemical Mechanical Planarization, or CMP — “leveling” the top surface of the wafer after each layer of device features is added. The leveling is done by mechanical polishing in a chemical solution, and is required to maintain flatness of the wafer throughout the sequence of hundreds of process steps. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness in these processes.

•	Wafer Patterning — using photolithographic techniques to create the fine (sub-micron) structures that define the integrated circuit. The wafer patterning is typically done by “stepper” exposure systems and the photoresist developing and removal is done by “track” systems and “asher/strip” systems. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness and reflectivity in these processes. Our Opti-Probe CD and RT/ CD, and Integra and Sensys integrated metrology products are newly introduced products that provide rapid, non-destructive wafer-state information for control of the CDs of the wafer patterning process.

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

      As a result of the matters noted above, management conducted a detailed review of revenue recognition with the assistance of the company’s independent accountants. The additional review undertaken by management resulted in the revenue and related costs (including associated warranty and installation costs) for three transactions to be restated as follows:

(1) Product revenues of $1,000,000 and related cost of goods sold of $367,000, which were originally recognized in the quarter ended September 30, 2001 are being restated to defer the recognition of the revenue and cost of goods sold related to this sale until the quarter ended March 31, 2003. Changes in the original terms of arrangement between the company and its customer were made just subsequent to the date of original revenue recognition provided for the completion of additional services. These services were not completed until the quarter ended March 31, 2003.

(2) Product revenues of $760,000 and related cost of goods sold of $499,000 (including $10,000 of warranty and installation costs), related to two tools, which were originally recognized in the quarter ended March 31, 2002, are being restated to defer the recognition of the revenue and related cost of goods sold for one of the tools until the quarter ended September 30, 2002 ($360,000 of revenue and related inventory cost of the tool of $152,000) and for the other tool revenue has not been recognized ($400,000) and the cost of the tool ($337,000) is included in inventory. This change relates to shipments made to a distributor that did not have the ability to pay independent of completing the ultimate sale to the end customer.

      As a result of the above, we have restated our financial reports for the quarterly periods ended September 30, 2001, December 31, 2001, June 30, 2002 and September 30, 2002, and the year ended March 31, 2002, all of which were affected by the above revenue transactions. However, we do not believe these adjustments have a material impact on our financial position or results of operations as of or for the full year ended March 31, 2002. No adjustments related to non-compliance with the company’s expense reimbursement policies were required as unauthorized amounts were expensed at the time they were incurred and are not deemed recoverable from the former employees.

Industry Background

      The demand for semiconductors has continually increased as the use of semiconductors has expanded beyond personal computers and computer systems to a wide array of additional applications, including telecommunication and data communication systems, automotive systems, consumer electronics, medical products and household appliances. Additionally, the Internet has stimulated the need for more high performance semiconductor devices. As a result, semiconductors have become more complex, requiring:

•	successive decreases in feature line width, for example, from 180 nanometers, or nm, to 150 nm, and from 130 nm to 100 nm;

•	as many as 500 process steps; and

•	an increase in the number of metal or “interconnect” layers.

      Additionally, the life cycle for these devices has been compressed from four years in the early 1990s to approximately two years today. The increase in device complexity and reduction in product life cycles have led to a more costly and complex manufacturing process. At the same time, semiconductor manufacturers have continued to face significant price pressure due to competition in the industry. These factors have led semiconductor manufacturers to intensify efforts to improve fab productivity, including the increased use of process control metrology.

      Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to reduce costs and improve device performance. Historically, semiconductor manufacturers have achieved an approximate 25% to 30% annual reduction in cost per chip function through productivity improvements including reduced feature size, increased wafer size and increased equipment productivity. Although increasing wafer size and yield (percentage of “good” ICs per wafer) will continue to be sources of productivity gains by semiconductor manufacturers, increasingly, we believe, gains will come from reduced feature size and non-yield-derived manufacturing productivity enhancements. This important last category includes increased equipment uptime, reduced manufacturing space requirements, reduced use of wafers for testing purposes and lower tool maintenance costs. According to Sematech, a consortium of integrated circuit manufacturers that provides research, analysis and guidelines to equipment suppliers to the semiconductor industry, as summarized in the following table, the greatest potential for future productivity gains are expected to come primarily from gains in equipment productivity and continuing reduction of feature sizes:

Key Drivers of Fab Productivity*

Factor	1980	Present	Future

Reduced feature sizes	12%	12-14%	12-14%
Increased wafer sizes	8%	4%	<2%
Improved yields	5%	2%	<1%
Other gains in equipment productivity	3%	7-10%	>10- 13%

*	Percentages reflect the annual reduction in the cost per chip function. Source: Sematech

     Therma-Wave Metrology Solutions

      Therma-Wave’s Fab Productivity Enhancement® solutions currently consist of:

•	Two well-established, major product families of in-line process control metrology systems — the Therma-Probe and Opti-Probe systems. The Therma-Probe product family was introduced in 1985 as the company’s initial product line, and the Opti-Probe product family was introduced in 1992. Both product families feature our proprietary and patented measurement technologies and offer robotic wafer handling, advanced vision processing, sophisticated but user-friendly software and high throughput and reliability. The modular design of the hardware and software enables continuous product enhancement as new advances are made.

•	Three recently-introduced product families —

•	Opti-Probe CD and RT/ CD: The Opti-Probe CD is a spectroscopic ellipsometer-based system that provides revolutionary, nondestructive Critical Dimension metrology for the smallest features of the next generations of IC’s, in ways superior to the traditional CD-SEM tools. This product employs analysis software of two types: Therma-Wave’s new RT/ CD analysis software (introduced in this fiscal year), which provides Real-Time CD and profile results, and software from Timbre Technologies (a subsidiary of Tokyo Electron Ltd.), which provides solutions based on a previously generated and stored library. During this fiscal year, Therma-Wave expanded from being a hardware system supplier to being a more complete CD system supplier (Opti-Probe CD plus RT/ CD analysis software).

•	Integra and Sensys integrated metrology products: Integrated Metrology, or IM, is based on compact metrology “modules” which will be installed and function inside an IC process system such as an etcher or CVD deposition system, to provide metrology on each wafer before it exits the process tool. Originating as a means to further boost IC fab productivity, we believe IM is a growing trend in the semiconductor industry. In this fiscal year, Therma-Wave significantly enlarged its position in integrated metrology by acquiring Sensys Instruments Corporation, or Sensys, of Santa Clara, California. We believe that together with Therma-Wave’s Integra line IM products, the combined IM offering from Therma-Wave and Sensys is one of the most diverse in the semiconductor metrology industry.

•	Meta-Probe X: The Meta-Probe X is an X-ray reflectometry, or XRR, system that provides film thickness and density metrology for copper barrier and seed layers and other metal films that are key for the next generations of IC technology.

      These products represent a substantial expansion of Therma-Wave’s Fab Productivity Enhancement® product offerings to the semiconductor industry, and represent a growth in Therma-Wave’s addressed market by over 100%.

Therma-Probe Ion Implant Monitoring Products

Ion Implant Metrology

      A key process step in the fabrication of semiconductor devices is the implantation of ions, usually boron, phosphorous or arsenic, into selective areas of the silicon wafer to alter its electrical properties. Control of the accuracy and uniformity of the ion implant dose is critical to device performance and yield. Ion implantation is generally performed several (typically 6 to 12) times during the early phases of the fabrication cycle. As a result, there is typically a time lag of several weeks between these implant steps and the first electrical measurements that indicate whether the ion implantation process was properly executed. Failure to identify improper ion implantation can be extremely costly to a semiconductor manufacturer if the wafer production is permitted to continue in error. To test on a more timely basis whether the ion implantation was properly executed, semiconductor manufacturers historically used a four-point probe which measured electrical resistance but required physical contact between the probe and the silicon wafer surface. Because the physical contact with the wafer surface produces silicon particles (defects), which can kill IC yield, the four-point probe method can only be used on “test wafers” (non-production blank wafers that have no IC devices on them). In contrast to that method, our Therma-Probe’s capability to measure nondestructively on the actual production IC wafers decreases manufacturing costs by reducing the need for test wafers and pilot runs and shortening the cycle time between the implant and monitoring steps. In addition, our Therma-Probe systems detect implant processing problems that only affect the product wafers and which are not revealed by utilizing test wafer monitoring alone.

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

      The following table summarizes our improvements to the Therma-Probe product family:

System	Year Introduced	Description of Innovation/Advancement

TP-200	1985	Introduced first non-destructive process control metrology system to measure ion implantation. Solved wide-spread IC industry need for rapid ion implant metrology on product wafers.
TP-300	1987	Added cassette-to-cassette wafer handling and automation software to the capability of the TP-200 to satisfy industry need to proliferate product wafer measurements.
TP-400	1992	Significantly improved repeatability of the basic ion implantation dose measurement and added second wafer cassette station for improved tool calibration.
TP-500	1996	Provided improved product reliability by employing the modernized and field-proven platform of the Therma-Wave Opti-Probe 2600, and added pattern recognition and improved wafer throughput.
TP-630	1998	Expanded wafer measurement capability to handle the new 300 millimeter silicon wafers, in addition to traditional 200 millimeter wafers.
TP-500	2000	Initiated application research for ultra-shallow junction depth metrology.
TP-630	2001	Integrated new 300mm Automation SEMI Standard (E87, E90, E40, E94) by having an NT front end computer and a DOS back-end measurement computer.

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

      In 1998, we introduced the Opti-Probe 5000 series, which integrates up to two additional measurement technologies into the Opti-Probe product family. As a result, the Opti-Probe 5000 series has up to five independent, yet fully integrated measurement technologies. We believe current competitive products include no more than two independent measurement technologies. The two additional technologies that have been integrated into the 5000 series are spectroscopic ellipsometry and absolute laser ellipsometry, each of which has expanded the Opti-Probe’s measurement capabilities and improved measurement integrity.

      Spectroscopic ellipsometry in the Opti-Probe 5000 is advanced to a new level of capability by being integrated with any of the other four technologies in the Opti-Probe 5000. This design accelerates the Opti-

Probe 5000’s ability to determine the correct film solution even for difficult, multi-parameter applications, and maximizes its robustness against errors due to fluctuations in the semiconductor process.

      The addition of absolute laser ellipsometry, or AE®, to Opti-Probe 5000 systems has enabled the Opti-Probe to set new records for the most repeatable ultra-thin measurement of gate oxide thickness. These measurements are critical for process control of the transistor gate on all IC devices. Combined with the Desorber® option of the Opti-Probe, we believe the Opti-Probe offers the semiconductor industry’s best solution for process control and multi-fab matching of thin gate processes.

      Therma-Wave sold its first Opti-Probe 5000 system in 1998. Since that introduction, we believe the Opti-Probe 5000 system has successfully established itself as the semiconductor industry’s highest-performance thin film metrology system. Moreover, the majority of the most successful IC manufacturers, who are now constructing new multi-billion-dollar 300-millimeter fabs, have selected Opti-Probe for thin film metrology in these state-of-the-art fabs.

      The following table summarizes our improvements to the Opti-Probe product family:

System	Year Introduced	Description of Innovation/Advancement

OP-1000	1992	Introduced a new, patented optical technology, BPR®, to measure thin film deposition and removal.
OP-2000	1993	Integrated BPR with a newly patented optical technology, BPE®, to enhance measurement capabilities for very thin films
OP-2600	1994	Integrated BPR, BPE and Spectrometry to further expand the measurement capabilities.
OP-2600 DUV	1996	Integrated deep ultra-violet reflectance, or DUV, with the existing system to expand measurement range.
OP-3260	1996	Significantly increased throughput of Opti-Probe.
OP-3260 DUV	1996	Integrated OP-3260 system with DUV reflectance.
OP-5200 Series	1998	Integrated up to five measurement technologies (BPR, BPE, DUV reflectance, Spectroscopic Ellipsometry and AE).
OP-5300 Series	1998	Expanded OP-5200 series wafer measurement capability to 300 millimeters.
OP-5200 and OP-5300 series	2000-2001	Released new applications for advanced semiconductor manufacturing processes, including ultra-thin gate stacks, advanced 193 nanometer organic and inorganic antireflective layers, silicon on insulator, and silicon-germanium.
OP-5300 series	2001	NT became the standard operating system for 300 millimeter Opti-Probes, replacing DOS.
OP-5200 series	2000-2001	Desorber product option was introduced, enabling Opti-Probe to meet stringent industry requirements for thin gate dielectric metrology.
OP-5300 series	2000-2001	Wafer Bow/ Warp/ Stress, or WBWSTM, product option was introduced, enabling measurement of additional wafer properties at overall reduced cost for the customer. Integrated new 300mm Automation SEMI Standard (E87, E90, E40, E94).

Opti-Probe CD and RT/ CD Products

New Market Requirements

      In January 2002, Therma-Wave introduced Opti-Probe RT/ CD, a new product designed to measure the lateral Critical Dimensions and cross-sectional shape, or profile, of fine IC features. As semiconductor device manufacturers continue to shrink feature sizes to the 100 nm technology node and smaller, traditional CD metrology techniques such as critical-dimension scanning electron microscopy, or CD-SEM, lack the resolution and stability required to provide accurate data about feature critical dimensions and profile. A significant limitation is that these methods provide only a top-down view of features and provide little or no data about characteristics of the sides or bottom of a structure.

      Microelectronics engineers and managers are often confronted with problems involving variations in profile and sidewall angle. Detailed knowledge of profile shape is of high importance. In shallow trench isolation, or STI, or damascene integration schemes, etched trenches to be filled by downstream process steps may have problematic re-entrant angles, notching, t-topping or other artifacts. These feature artifacts can lead to yield-killing conditions such as voiding and cracking of deposited films in later deposition fill process steps.

      For the critical gate patterning process, tight control of the gate CD correlates to improved device performance and better bin sort yields (and revenue/chip). Furthermore, shape anomalies such as undercut, microtrenching or notching, can have a detrimental effect on device speed and reliability. In these and other applications, precise shape profiling is crucial.

Opti-Probe CD and RT/ CD Products

      Therma-Wave’s Opti-Probe RT/ CD is the first optical CD scatterometry system that combines high-information content spectroscopic ellipsometry, or SE, optical measurement with ultra-fast calculation (“real-time regression”) to analyze and display results without the use of off-line modeling and solution libraries. Full-featured, complex CD profiles can be calculated in seconds with precision and repeatability, and, we believe, with more structural information than our competitors on sidewall profile and shape.

      The Opti-Probe RT/ CD system leverages Therma-Wave’s established Opti-Probe thin-film metrology platform for optical data acquisition. The Opti-Probe’s patented rotating compensator spectroscopic ellipsometer, or RCSE, provides data richness in the measured spectra, thereby ensuring detail and accuracy in the results. This non-destructive CD measurement technology is beneficial for the current prevalent microelectronics technology node (0.13-#m), and is extendible to the 0.1 #m technology node and beyond for a wide range of process applications throughout this decade.

      During fiscal year 2002, Opti-Probe CD and RT/ CD systems have been placed at leading device manufacturers for monitoring of gate, shallow trench isolation, metal and damascene processes.

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

      To further strengthen our position as a leader in integrated metrology, we acquired Sensys Instruments Corporation, or Sensys, in January 2002, whereby Sensys became a wholly-owned subsidiary of Therma-Wave, focusing on integrated metrology applications and developing business with process tool equipment suppliers. The Sensys product lines include: CMS, a compact metrology system for CMP applications and CD-i, a high throughput, small foot-print system for optical CD applications. The Therma-Wave Integra products including the iX-SE will be integrated into Sensys business operations. Sensys has developed integration relationships with at least three additional leading major equipment suppliers to the semiconductor industry involving lithography track, CMP, Etch and CD-SEM equipment.

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

The Meta-Probe Product Family

      Our Meta-Probe X metrology system addresses these new requirements. The Meta-Probe X thin film metrology system utilizes a patented technique based on x-ray reflectometry, or XRR, to rapidly (in less than 10 seconds) and independently measure thickness, density, and roughness of each film in multi-layer stacks. Unlike other metal measurement technologies, such as 4-point probe and photo-acoustic systems, XRR provides an absolute measurement of film thickness, density, and roughness, independent of changing material properties. Applications of the Meta-Probe X include monitoring the thickness of Cu seed and Ta barrier films in production stacks prior to ECD fill for Cu metalization, as well as monitoring thickness, density, and roughness of silicide, Ti/ TiN liner/barrier stacks for advanced Aluminum metalization and W deposition, and many of the new structures currently under development, such as MRAM and FRAM stacks. A proprietary technique allows measurement on either patterned product or blanket test wafers. We believe that existing metal film metrology systems are unable to perform the thickness and density measurements with the required precision and repeatability and that a more advanced measurement system is required. We successfully completed the beta testing of the Meta-Probe X at customer locations during fiscal 2002. In addition, the first

300mm version of the Meta-Probe X was built and installed in the demo laboratory for customer demonstrations and advanced applications development.

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

Sales and Marketing

      We maintain sales offices and regional sales representatives throughout the world. In the United States, we maintain sales offices in California, Florida and Texas. We also utilize manufacturers’ sales representatives to cover those regions of the United States with too few customers to support a direct sales effort. In Asia, we maintain sales offices in Japan, Korea, Singapore and Taiwan. The Japan and Singapore offices work with manufacturers’ sales representatives to sell our products to customers in Japan, Singapore, Malaysia, Thailand and China, while the Taiwan and Korean offices sell to customers directly. In Europe, we maintain a sales office in the United Kingdom and work with manufacturers’ sales representatives throughout the rest of Europe.

      In addition, we provide direct customer support in most parts of the world. In some locations, field service is still provided by the same manufacturers’ sales representative that handles the sales function, but applications support is provided by our employees in that territory. In the United States, we have field service and applications engineers located in Arizona, California, Florida, Idaho, Massachusetts, New Mexico, Oregon, Pennsylvania, Texas and Vermont. Customers contract dedicated site-specific field service and applications engineers. In Asia, we provide customer support in Japan, Taiwan, Korea and Singapore. In Europe, we maintain a customer support office in the United Kingdom to support customers there and to assist the field service engineers of our European manufacturers’ sales representatives in the rest of Europe. Applications personnel supporting continental Europe are located in France, Germany and Italy.

      We provide our customers with comprehensive support before, during and after delivery of our products. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection, and provide customers with training at our facilities and at the customer’s location. Our customer training programs include instructions in the maintenance of our systems and in system hardware and software tools for optimizing the performance of our systems. Our field support personnel work with the customers’ employees to install the equipment and demonstrate equipment readiness. In addition, we maintain a group of highly skilled applications scientists to respond to customers’ process needs worldwide when a higher level of technical expertise is required.

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

Research and Development and Engineering

      The process control metrology market is characterized by continuous technological development and product innovations. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to engineering and research and development programs. As of March 31, 2002, our research, development and engineering staff was comprised of 154 persons. We seek to maintain our close relationships with customers to make improvements in our products that respond to customers’ needs. For example, several of the improvements relating to the Opti-Probe product family were developed in cooperation with some of our major customers to address their needs for more capable thin film measurement systems.

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

      Engineering and research and development expenses were $29.1 million, $33.9 million, and $21.7 million in fiscal 2002, 2001, and 2000 respectively, or 36%, 17%, and 19% of net revenues for those periods, respectively. We expect engineering and research and development expenditures will continue to represent a substantial percentage of our revenues for the foreseeable future.

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

      We conduct the assembly of some optical components and final testing of our systems in clean-room environments. This procedure is intended to (1) reduce the amount of particulates and other contaminants in the final assembled system; and (2) test our products against our customers’ acceptance criteria prior to shipment. Following the final test, the completed system is packaged within triple vacuum sealed bags to maintain a high level of cleanliness during shipment and installation. As part of our ongoing quality program, all systems are monitored during the installation process.

      During fiscal year 2001, we initiated an internal quality auditing program to improve quality and our Global Optimized Logistical Development, or G.O.L.D., project to increase manufacturing efficiency.

      Internal Quality Auditing Program. The objective of this program is to instill awareness of the benefits of ISO compliance at all department levels through prevention of defects at all stages of our business model, from design through servicing, and therefore to raise our customer base satisfaction level. This supports of our corporate quality policy, which states that “Therma-Wave, Inc., will ensure Total Customer Satisfaction by its commitment to provide products and services that satisfy all of our customers’ expectations for performance, quality and delivery.”

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

      The flagship of G.O.L.D. is Advanced Manufacturing, a methodology designed to address Therma-Wave’s unique manufacturing needs. It is a flexible approach with the vision of building more tools, faster, at lower cost, with high quality and on time delivery.

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

      Our Therma-Probe systems compete primarily with other metrology systems designed to measure ion implant dose in some alternative fashion, such as contact and destructive four-point probe measurement systems, including those manufactured by KLA-Tencor Corporation and Kokusai Electric Ltd. Our Therma-Probe systems are the semiconductor industry’s predominant non-contact, non-destructive ion implant metrology systems for product wafers. Several years ago, Jenoptik GmbH introduced a competitive product to our Therma-Probe systems, which utilized thermal wave technology. In November 1997, a jury found that Jenoptik’s product infringed on a number of our United States patents. As a result of the settlement of this litigation, Jenoptik has agreed not to sell any of its metrology products in the United States until the patents expire and to pay us a royalty fee for systems sold in Japan. To date, the sale of these products by Jenoptik (or TePla AG, who have recently purchased these rights from Jenoptik) has not had a material impact on our market position.

      On April 22, 2002, we filed a patent infringement suit against Boxer-Cross Inc. We believe the Boxer-Cross’ BX-10 product infringes certain patents held by us related to ion implant monitoring. We have asked the court to issue an injunction barring Boxer-Cross from making, using or selling its BX-10 product.

      Our Opti-Probe film thickness metrology systems primarily compete with systems manufactured by KLA-Tencor Corporation, Rudolph Technologies, Inc., Nanometrics, Inc. and Dai Nippon Screen, Mfg. Co., Ltd.

      Our Opti-Probe CD and RT/ CD systems participate in a newly developing market of optical CD metrology. We expect competition primarily from several of the same companies that compete with the Opti-Probe for film thickness metrology business. In addition, Accent Optical Technologies is an early participant in this market.

      Suppliers of integrated metrology with whom we compete include most of the companies listed above regarding the Opti-Probe, in addition to Nova Instruments.

      Our X-ray reflectometry, or XRR, metrology system, the Meta-Probe X, experiences competition from other X-ray methods such as X-ray fluorescence, and from other technologies such as acousto-optical techniques, as well as from other XRR suppliers. Companies who compete with us in this market include Rudolph Technologies, Jordan Valley Semiconductors, and Veeco Instruments.

      In recent years, there has been significant merger and acquisition activity among our competitors and potential competitors, as well as by us. Acquisitions by our competitors and potential competitors could allow them to expand their product offerings, which could afford such competitors and potential competitors an advantage in meeting customers’ demands. The greater resources, including financial, marketing and support resources, of competitors potentially engaged in these acquisitions could permit them to accelerate the development and commercialization of new products and the marketing of existing products to their larger installed bases. Accordingly, such business combinations and acquisitions could have a detrimental impact on both our market share and the pricing of our products, which could result in a material adverse effect on our business and results of operations.

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

      On December 28, 2001, our subsidiary, Sensys Instruments Corporation, or Sensys, was named in a patent infringement suit filed by KLA-Tencor Corporation, alleging that KLA-Tencor had patented an aspect of the integrated metrology technology that Sensys uses in its integrated product family. See Item 3 (Legal Proceedings) for a further description of the suit.

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

PART II

Item 6.	Selected Financial Data

      The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this annual report on Form 10-K/A. Amounts for fiscal 2002 are restated. See Note 1 to the consolidated financial statements.

	Fiscal Year

	2002(1)	2001(1)	2000	1999	1998

	(As Restated)
Statement of Operations Data(2):
Net revenues	$81,937	$198,199	$115,679	$66,207	$115,459
Cost of revenues	65,414	101,421	60,320	36,827	55,683

Gross profit	16,523	96,778	55,359	29,380	59,776

Operating expenses:
Research and development	29,122	33,881	21,748	15,130	19,057
Selling, general and administrative	21,713	28,239	20,829	17,870	24,589
Recapitalization and other non-recurring expenses	—	—	—	—	4,188
In-process research and development	16,340	—	—	—	—
Expenses relating to operating cost improvements	—	—	—	1,057	—
Severance charge	1,470	1,700	—	—	—
Stock-based compensation	536	—	—	—	—

Total operating expenses	69,181	63,820	42,577	34,057	47,834

Operating income (loss)	(52,658)	32,958	12,782	(4,677)	11,942
Other (income) expense, net	(2,342)	(1,196)	14,933	13,403	12,371

Income (loss) before provision (benefit) for income taxes	(50,316)	34,154	(2,151)	(18,080)	(429)
Provision (benefit) for income taxes	(1,120)	2,025	—	(2,350)	604

Income (loss) before cumulative effect of change in accounting principle and extraordinary charge	(49,196)	32,129	(2,151)	(15,730)	(1,033)
Cumulative effect of change in accounting principle, net of income taxes(1)	—	(6,287)	—	—	—
Extraordinary charge	—	—	(18,404)	—	—

Net income (loss)	$(49,196)	$25,842	$(20,555)	$(15,730)	$(1,033)

Net income (loss) available to common stockholders(3)	$(49,196)	$25,842	$(21,497)	$(16,562)	$(1,771)

Basic net income (loss) per share (4):
Income (loss) before cumulative effect of change in accounting principle and extraordinary charge	$(1.98)	$1.37	$(0.25)	$(1.86)	$(0.27)
Cumulative effect of change in accounting principle	—	(0.27)	—	—	—
Extraordinary charge	—	—	(1.47)	—	—

Net income (loss)	$(1.98)	$1.10	$(1.72)	$(1.86)	$(0.27)

Diluted net income (loss) per share(4):
Income (loss) before cumulative effect of change in accounting principle and extraordinary charge	$(1.98)	$1.27	$(0.25)	$(1.86)	$(0.27)
Cumulative effect of change in accounting principle	—	(0.25)	—	—	—
Extraordinary charge	—	—	(1.47)	—	—

Net income (loss)	$(1.98)	$1.02	$(1.72)	$(1.86)	$(0.27)

Weighted average common shares outstanding:
Basic	24,894	23,444	12,511	9,397	13,540
Diluted	24,894	25,277	12,511	9,397	13,540

	Fiscal Year

	2002	2001	2000	1999	1998

	(As Restated)
Other Financial Data:
EBITDA (excluding non recurring charges)(5)	$(16,146)	$39,151	$17,272	$974	$19,725
Cash provided by (used in) operating activities	(17,289)	9,600	(6,258)	745	8,113
Cash provided by (used in) investing activities	4,039	(32,316)	(3,627)	(1,389)	(2,900)
Cash provided by (used in) financing activities and effect of exchange rates on cash	4,009	3,241	64,840	467	(1,532)
Capital expenditures	4,364	11,988	3,261	862	2,900

	March 31,

	2002	2001	2000	1999	1998

	(As Restated)
Balance Sheet Data:
Cash and short-term investments	$59,059	$75,575	$75,200	$20,245	$20,422
Working capital	81,013	109,849	94,109	29,140	43,348
Total assets	201,646	191,191	133,694	72,352	89,762
Long-term debt	16	16	16	115,000	115,000
Mandatorily redeemable convertible?preferred stock(3)	—	—	—	15,347	14,515
Stockholders’ equity (net capital deficiency)	167,499	129,082	99,485	(86,971)	(70,990)

(1)	Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Staff Accounting Bulletin Number 101 (SAB 101).

(2)	On May 16, 1997, we effected the recapitalization. We issued $115.0 million in aggregate principal amount of 10 5/8% senior notes in connection with the recapitalization. In March 2000, we used approximately $130.5 million of net proceeds from our initial public offering of common stock to redeem or repurchase substantially all of the outstanding senior notes issued with our recapitalization in 1997. $18.4 million costs were associated with this early extinguishment of debt and were categorized as extraordinary charges.

(3)	We issued shares of preferred stock as part of the recapitalization. The fair value of the preferred stock at March 31, 1999 of $15,347 represents the liquidation value plus accrued dividends. Dividends on the preferred stock accrued at a rate of 6.0% per annum. In March 2000, all outstanding shares of preferred stock were converted into an equivalent number of common shares.

(4)	For the calculation of net loss per share for the years ended March 31, 1999 and 1998: (a) net loss represents the loss attributable to the weighted average number of shares of Class A common stock, Class B common stock and, prior to the recapitalization, common stock outstanding after giving effect to the 12% yield on Class L common stock and (b) weighted average number of shares outstanding excludes unvested Class B common stock.

(5)	“EBITDA” is defined herein as income before income taxes, plus depreciation, amortization, interest expense, interest income and other non-operating (income) expenses, net. “EBITDA (excluding non-recurring charges)” in the fiscal years ended March 31, 2002, 2001, 1999 and 1998 excludes $30,027, $4,700, $1,057, and $4,188 in non-recurring expenses and recapitalization, respectively. Non-recurring charges represent in-process research and development, severance costs and a one-time inventory reserve charge of $12.2 million. Including such non-recurring and recapitalization charges, EBITDA would have been reduced to $(46,173), $34,451, $(83) and $15,537 for fiscal 2002, 2001, 1999, and 1998 respectively. We believe EBITDA and EBITDA (excluding non-recurring charges) are widely accepted financial indicators of a company’s historical ability to service and/or incur indebtedness. However, EBITDA and EBITDA (excluding non-recurring charges) should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Additionally, EBITDA and EBITDA (excluding non-recurring charges) as defined herein may not be comparable to similarly titled measures reported by other companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high yields on the production lines, reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our metrology systems are used in all sections of the semiconductor fabrication plant, or “fab”, to control the wafer fabrication processes. Examples of wafer fab processes, in which our metrology systems supply key information, are photoresist processing to support lithography, deposition of insulator and conductor films, patterned removal, or “etching”, of insulator and conductor films, ion implantation and chemical mechanical planarization. We currently sell five product families of process control metrology systems: Therma-Probe systems, Opti-Probe systems, Opti-Probe CD systems, Meta-Probe systems, and Sensys and Integra integrated metrology systems.

      Therma-Probe Product Family. Therma-Probe systems utilize our proprietary thermal wave technology and are the predominant non-destructive process control metrology systems used to measure the critical ion implantation process on product wafers in the fabrication of semiconductors.

      Opti-Probe Product Family. Opti-Probe Film Metrology systems provide the industry’s most powerful capability to control and diagnose non-opaque films for semiconductor production. This unsurpassed metrology power is achieved by successfully integrating different measurement technologies, including optical technologies that are proprietary to Therma-Wave, into each Opti-Probe system.

      Opti-Probe CD Product Family. Opti-Probe CD systems measure the lateral dimensions, or “critical dimensions” or “CD”, using a revolutionary, nondestructive technique based on spectroscopic ellipsometry. These systems are capable of providing CD metrology for the smallest features of the next several generations of IC’s.

      Sensys and Integra Product Family. The Sensys and Integra line of integrated metrology products is a broad-based family of compact metrology “modules” which are installed and function inside an IC process system, such as an etching system or CVD deposition system, to provide metrology on each wafer before it exits the process tool. In January 2002, we acquired Sensys Instruments Corporation, or Sensys, a developer of integrated metrology systems. We are now merging our Integra product line with the Sensys product family.

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

      In January 2002, we completed the acquisition of Sensys, whereby Sensys became a wholly-owned subsidiary of Therma-Wave, focusing on integrated metrology applications and developing business with process tool equipment suppliers. The Sensys product lines include: CMS, a compact metrology system for CMP applications and CD-i, a high throughput, small foot-print system for optical CD applications. The Therma-Wave Integra products, including the iX-SE, will be integrated into Sensys business operations. Sensys has developed integration relationships with at least three leading major equipment suppliers to the semiconductor industry involving lithography track, CMP, Etch and CD-SEM equipment. The acquisition was accounted for using the purchase method of accounting.

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

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, in-process research and development, or IPR&D, intangible assets and goodwill, inventories, income taxes and installation and warranty. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Freight terms of all standard product sales are FOB shipping point unless otherwise negotiated and agreed in written form between our customers and us. Shipments typically are made in compliance with shipment requirements specified in our customer’s purchase order.

Revenue on new products is recognized upon customer final acceptance. Where the customer has the right to return the product, the revenue is not recognized until all of the following conditions have been evidenced after the customer’s purchase order has been fulfilled: the right of return has expired and any potential returns would require authorization by Therma-Wave under warranty provisions; the price of the sales is fixed and determinable; the payment terms are fixed and enforceable.

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

Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review of such assets include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

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

We have adopted the non-amortization provisions of Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” and we will not amortize approximately $65.9 million of goodwill arising from the Sensys acquisition. We will apply SFAS No. 142 in its entirety beginning April 1, 2002. We are currently assessing the impact of SFAS No. 142 on our financial position, cash flows and results of operations and expect to perform an initial impairment review of our goodwill in fiscal 2003.

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

Deferred Tax Assets. We account for income taxes using the asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we cannot conclude, based on available objective evidence, that it is more likely than not we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At March 31, 2002, we had net operating loss carry-forwards for federal and state income tax purposes of approximately $29.5 million and $8.0 million, respectively that were fully reserved and therefore are not recorded on our balance sheet as an asset.

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

Recently Issued Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board, or APB, No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal Of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including intangible assets, and is effective for our fiscal year beginning April 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material effect on our results of operations, financial position, or cash flow.

Results of Operations

      The following table summarizes our historical results of operations as a percentage of net revenues for the periods indicated.

	Fiscal Years Ended March 31,

	2002	2001	2000

	(As Restated)
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	79.8	51.2	52.1

Gross profit	20.2	48.8	47.9

Operating expenses:
Research and development	35.5	17.1	18.8
Selling, general and administrative	26.5	14.2	18.1
In-process research and development	19.9	—	—
Severance charge	1.8	0.9	—
Stock-based compensation	0.7	—	—

Total operating expenses	84.4	32.2	36.9

Operating income (loss)	(64.2)	16.6	11.0

Other (income) expense:
Interest expense	0.3	0.1	11.4
Interest income	(3.0)	(2.1)	(1.4)
Other (income) expense	(0.1)	1.4	2.9

Income (loss) before provision (benefit) for income taxes	(61.4)	17.2	(1.9)
Provision (benefit) for income taxes	(1.4)	1.0	—

Income (loss) before cumulative effect of change in accounting principle and extraordinary charge	(60.0)	16.2	(1.9)
Cumulative effect of change in accounting principle, net of income taxes	—	(3.2)	—
Extraordinary charge	—	—	(15.9)

Net income (loss)	(60.0)%	13.0%	(17.8)%

      Comparisons of the fiscal year ended March 31, 2002 as compared to the fiscal year ended March 31, 2001, as restated.

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

      Net Revenues. Net revenues for the fiscal year ended March 31, 2002 and 2001 were $81.9 million and $198.2 million, respectively. Both fiscal 2002 and fiscal 2001 results reflect our adoption of SAB 101. Under SAB 101, a portion of revenues are deferred until installation is complete and the customer accepts the system. Deferred revenue relative to service contracts is recognized over of the life of the related service contract.

      Compared to fiscal 2001, net revenues decreased $116.3 million or 58.7%. The decrease in fiscal 2002 revenues was primarily attributable to the capital spending reductions in the semiconductor industry during fiscal 2002, which were primarily related to the cyclical downturn of semiconductor manufacturers and the weakness of the global economy. Revenues decreased primarily due to decreased units sold of both our Therma-Probe and Opti-Probe products.

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

      Gross Profit. Gross profit decreased 83% from $96.8 million in fiscal 2001 to $16.5 million in fiscal 2002. As a percentage of net revenues, gross profit decreased from 49% in fiscal 2001 to 20% in fiscal 2002. The substantial decrease in gross profit in fiscal 2002 was primarily because of lower revenue, a substantial increase of inventory reserves, and lower production volume, which was inadequate to absorb manufacturing overhead. We increased inventory reserves for obsolete and excess inventories by $12.2 million in the fourth quarter of fiscal 2002. The charges were significantly higher than the normal level and were primarily caused by a significant reduction in demand including reduced demand for our older technology products. During fiscal 2002, we did not reduce our manufacturing overhead enough to compensate for the 58.7% decrease in revenues compared to fiscal 2001. We believe that reducing overhead drastically would prevent us from being ready to benefit from the next upturn in the semiconductor industry.

      Research and Development, or R&D, Expenses. R&D expenses were $29.1 million and $33.9 million for fiscal years 2002 and 2001, respectively, representing an decrease in fiscal 2002 of $4.8 million, or 14% from fiscal 2001. R&D expenses as a percentage of net revenues for fiscal 2002 increased to 36% from 17% for fiscal 2001. The decrease of absolute dollars from the prior year is primarily the result of reductions in patent defense expense, contract labor and discretionary expenses. We believe that technological leadership is essential to strengthen our market position in the next economic upturn and expect to continue to commit significant resources to the development of new products and the continuous improvement of existing products.

      Selling, General and Administrative, or SG&A, Expenses. SG&A expenses were $21.7 million and $28.2 million for fiscal years 2002 and 2001, respectively. The decrease in fiscal 2002 SG&A expenses was due primarily to decreased headcount as well as decreased sales expenses, such as sales commissions, related to decreased revenues. Compared to fiscal 2001, SG&A expenses in fiscal 2002 decreased $6.5 million, or 23%. SG&A expenses as a percentage of net revenues increased to 27% in fiscal 2002 from 14% in fiscal 2001 primarily due to significantly lower revenue levels in fiscal 2002.

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

      Net Income (Loss). Net loss for fiscal 2002 was $49.2 million, as compared to net income of $25.8 million for the prior fiscal year. The loss in fiscal 2002 was primarily a result of decreased revenue, lower gross profit margin and charges recorded in the fiscal fourth quarter of 2002 of $16.3 million for the write-off of acquired IPR&D and $12.2 million additional reserves for obsolete and excess inventories.

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

      Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space. Future payments due under debt and lease obligations as of March 31, 2002 (in thousands) are as follows:

	Payment Due by Fiscal Year

	Total	2003	2004-2005	2006-2007	After 2007

Debt, including interest	$22	$2	$2	$18	$—
Operating Leases	12,668	2,734	5,150	4,229	555

	$12,690	$2,736	$5,152	$4,247	$555

      In June 2001, we entered into a $10.0 million loan and security agreement with Comerica Bank. In December 2001, we amended this bank credit facility. As a result of the amendment, the credit extension limit was increased to $13.5 million from $10.0 million. The amended bank credit facility allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 2.0%. We may request advances in an aggregate outstanding amount not to exceed the lesser of $13.5 million or the Borrowing Base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility are secured by substantially all of our assets. The amended Comerica bank credit facility matures on June 30, 2004. As of March 31, 2002, we maintained a $3.5 million standby letter of credit as required by the lessor of our building and had $10.0 million of unused borrowing capacity under the amended bank credit facility. We are in compliance with all financial covenants related to the bank credit facility.

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

Item 8.	Financial Statements and Supplemental Data

Page

Report of Independent Accountants	30
Consolidated Balance Sheets as of March 31, 2002 and 2001	31
Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000	32
Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency) for the years ended March 31, 2002, 2001 and 2000	33
Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000	34
Notes to Consolidated Financial Statements	35

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Therma-Wave, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index, after the restatement described in Note 1, present fairly, in all material respects, the financial position of Therma-Wave, Inc. and its subsidiaries at March 31, 2002 and April 1, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(ii), after the restatement described in Note 1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to these consolidated financial statements, during the year ended April 1, 2001 the Company changed its method of recognizing revenue.

      As indicated in Note 1 to these consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended March 31, 2002.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 26, 2002, except for the section on Restatement of Financial Results in Note 1, as to which the date is May 2, 2003

THERMA-WAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,

	2002	2001

	(As Restated)
ASSETS
Current assets:
Cash	$46,484	$55,725
Short-term investments	12,575	19,850
Accounts receivable, net of allowance for doubtful accounts of $2,024 (as restated) and $1,096 at March 31, 2002 and 2001, respectively	15,635	43,348
Inventory	34,677	47,181
Deferred income tax assets, current	—	2,054
Other current assets	3,415	1,871

Total current assets	112,786	170,029
Property and equipment, net	14,041	14,478
Deferred income tax assets, non-current	—	3,405
Goodwill and intangible assets, net	70,096	—
Other assets	4,723	3,279

Total assets	$201,646	$191,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,297	$12,547
Accrued liabilities	15,983	30,471
Deferred revenue	9,493	17,096
Capital lease obligations, current portion	—	66

Total current liabilities	31,773	60,180
Long-term debt	16	16
Deferred rent and other	2,358	1,913
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.01 par value; 35,000,000 shares authorized, 29,090,118 and 23,994,699 shares issued and outstanding at March 31, 2002 and 2001	291	240
Additional paid-in capital	321,466	230,646
Accumulated deficit	(149,325)	(100,129)
Notes receivable from stockholders	(200)	(212)
Accumulated other comprehensive loss	(1,790)	(1,463)
Deferred stock-based compensation	(2,943)	—

Total stockholders’ equity	167,499	129,082

Total liabilities and stockholders’ equity	$201,646	$191,191

See accompanying notes to consolidated financial statements.

THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended March 31,

	2002	2001	2000

	(As Restated)
Net revenues	$81,937	$198,199	$115,679
Cost of revenues	65,414	101,421	60,320

Gross profit	16,523	96,778	55,359

Operating expenses:
Research and development	29,122	33,881	21,748
Selling, general and administrative	21,713	28,239	20,829
In-process research and development	16,340	—	—
Severance charge	1,470	1,700	—
Stock-based compensation	536	—	—

Total operating expenses	69,181	63,820	42,577

Operating income (loss)	(52,658)	32,958	12,782

Other (income) expense:
Interest expense	204	249	13,178
Interest income	(2,436)	(4,275)	(1,637)
Other (income) expense	(110)	2,830	3,392

Total other (income) expense	(2,342)	(1,196)	14,933

Income (loss) before provision (benefit) for income taxes	(50,316)	34,154	(2,151)
Provision (benefit) for income taxes	(1,120)	2,025	—

Income (loss) before cumulative effect of change in accounting principle and extraordinary charge	(49,196)	32,129	(2,151)
Cumulative effect of change in accounting principle, net of income taxes	—	(6,287)	—
Extraordinary charge	—	—	(18,404)

Net income (loss)	(49,196)	25,842	(20,555)
Preferred stock dividends	—	—	942

Net income (loss) available to common stockholders	$(49,196)	$25,842	$(21,497)

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle and extraordinary charge	$(1.98)	$1.37	$(0.25)
Cumulative effect of change in accounting principle	—	(0.27)	—
Extraordinary charge	—	—	(1.47)

Basic net income (loss) per share	$(1.98)	$1.10	$(1.72)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle and extraordinary charge	$(1.98)	$1.27	$(0.25)
Cumulative effect of change in accounting principle	—	(0.25)	—
Extraordinary charge	—	—	(1.47)

Diluted net income (loss) per share	$(1.98)	$1.02	$(1.72)

Weighted average number of shares outstanding:
Basic	24,894	23,444	12,511
Diluted	24,894	25,277	12,511

See accompanying notes to consolidated financial statements.

THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
(In thousands, except share data)

														Accum-
													Note	ulated
					Class A Common		Class B Common		Class L Common				Receivable	Other	Deferred		Compre-
	Preferred Stock		Common Stock		Stock		Stock		Stock		Additional		from	Compre-	Stock		hensive
											Paid-In	Accum-	Stock-	hensive	Compen-		Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	ulated Deficit	holders	Loss	sation	Total	(Loss)

												(As Restated)
																(As Restated)
Balance at March 31, 1999	748,739	$15,347	—	$—	9,073,532	$91	1,118,092	$11	1,008,170	$10	$19,754	$(105,416)	$(241)	$(1,180)	$—	$(86,971)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,555)	—	—	—	(20,555)	$(20,555)
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	442	—	442	442

Comprehensive loss																	$(20,113)

Issuance of common stock	—	—	—	—	—	—	12,810	—	—	—	75	—	—	—	—	75
Preferred stock dividends	—	942	—	—	—	—	—	—	—	—	(942)	—	—	—	—	(942)
Conversion of Class A, B and L into common stock	—	—	12,524,132	125	(9,073,532)	(91)	(1,130,902)	(11)	(1,008,170)	(10)	(13)	—	—	—	—	—
Issuance of common stock in connection with IPO	—	—	10,350,000	104	—	—	—	—	—	—	190,635	—	—	—	—	190,739
Conversion of preferred stock	(748,739)	(16,289)	748,739	7	—	—	—	—	—	—	16,282	—	—	—	—	16,289
Issuance of common stock	—	—	24,007	—	—	—	—	—	—	—	408	—	—	—	—	408

Balance at March 31, 2000	—	—	23,646,878	236	—	—	—	—	—	—	226,199	(125,971)	(241)	(738)	—	99,485
Net income	—	—	—	—	—	—	—	—	—	—	—	25,842	—	—	—	25,842	$25,842
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	(725)	—	(725)	(725)

Comprehensive income																	$25,117

Receipts from stockholders	—	—	—	—	—	—	—	—	—	—	—	—	29	—	—	29
Tax benefits from employee stock option plans	—	—	—	—	—	—	—	—	—	—	478	—	—	—	—	478
Issuance of common stock	—	—	347,821	4	—	—	—	—	—	—	3,969	—	—	—	—	3,973

Balance at March 31, 2001	—	—	23,994,699	240	—	—	—	—	—	—	230,646	(100,129)	(212)	(1,463)	—	129,082
Net loss	—	—	—	—	—	—	—	—	—	—	—	(49,196)	—	—	—	(49,196)	$(49,196)
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	(327)	—	(327)	(327)

Comprehensive loss																	$(49,523)

Receipts from stockholders	—	—	—	—	—	—	—	—	—	—	—	—	12	—	—	12
Issuance of common stock under ESPP	—	—	295,199	3	—	—	—	—	—	—	2,740	—	—	—	—	2,743
Issuance of common stock under stock option plans	—	—	132,434	1	—	—	—	—	—	—	875	—	—	—	—	876
Cancellation of time-vesting shares	—	—	(13,742)	—	—	—	—	—	—	—	(6)	—	—	—	—	(6)
Issuance of common stock for acquisition of Sensys	—	—	4,470,510	45	—	—	—	—	—	—	82,941	—	—	—	—	82,986
Issuance of common stock for the exercise of warrants	—	—	211,018	2	—	—	—	—	—	—	775	—	—	—	—	777
Deferred stock- based compensation	—	—	—	—	—	—	—	—	—	—	3,495	—	—	—	(3,495)	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	552	552

Balance at March 31, 2002	—	$—	29,090,118	$291	—	$—	—	$—	—	$—	$321,466	$(149,325)	$(200)	$(1,790)	$(2,943)	$167,499

See accompanying notes to consolidated financial statements.

THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended March 31,

	2002	2001	2000

	(As Restated)
Operating activities:
Net income (loss)	$(49,196)	$25,842	$(20,555)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,251	1,042	2,775
Amortization of intangible assets	682	451	1,715
Amortization of deferred stock-based compensation	552	—	—
Amortization of deferred financing costs	—	—	1,481
In-process research and development	16,340	—	—
Deferred income taxes	5,459	(5,459)	—
Loss on disposal of property, plant and equipment	—	1,467	—
Inventory charge	12,217	—	—
Extraordinary charge	—	—	18,404
Changes in assets and liabilities:
Accounts receivable	27,716	(18,948)	(12,220)
Inventories	1,166	(23,492)	(9,577)
Other assets	(2,110)	(1,402)	6,198
Accounts payable	(6,983)	2,436	6,077
Accrued and other liabilities	(28,383)	27,663	(556)

Net cash provided by (used in) operating activities	(17,289)	9,600	(6,258)

Investing activities:
Purchases of property and equipment	(4,364)	(11,988)	(3,261)
Short-term investments	7,275	(19,850)	—
Cash acquired upon Sensys acquisition	2,055	—	—
Other	(927)	(478)	(366)

Net cash provided by (used in) investing activities	4,039	(32,316)	(3,627)

Financing activities:
Redemption of Senior Notes	—	—	(126,520)
Proceeds from initial public offering	—	—	190,739
Principal payments under capital lease obligations	(66)	(514)	(304)
Proceeds from issuance of common stock	4,390	3,973	483
Proceeds from note receivable from stockholder	12	—	—
Tax benefits from employee stock option plans	—	478	—

Net cash provided by financing activities	4,336	3,937	64,398

Effect of exchange rates on cash	(327)	(696)	442
Net (decrease) increase in cash and cash equivalents	(9,241)	(19,475)	54,955
Cash and cash equivalents at beginning of period	55,725	75,200	20,245

Cash and cash equivalents at end of period	$46,484	$55,725	$75,200

Supplementary disclosures:
Cash paid for interest	$134	$226	$16,422

Cash paid for income taxes	$577	$1,403	$10

See accompanying notes to consolidated financial statements.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Description of Business

      Therma-Wave, Inc. (the “Company”), a Delaware corporation, develops, manufactures, and markets process control metrology systems for use in the manufacture of semiconductors. These systems are based on our proprietary thermal wave, optical and X-ray technologies. We market and sell our products worldwide to major semiconductor manufacturers.

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

      As a result of the matters noted above, management conducted a detailed review of revenue recognition with the assistance of the Company’s independent accountants. The additional review undertaken by management resulted in the revenue and related costs (including associated warranty and installation costs) for three transactions to be restated as follows:

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

(2) Product revenues of $760,000 and related cost of goods sold of $499,000 (including $10,000 of warranty and installation costs), related to two tools, which were originally recognized in the quarter ended March 31, 2002, are being restated to defer the recognition of the revenue and related cost of goods sold for one of the tools until the quarter ended September 30, 2002 ($360,000 of revenue and related inventory cost of the tool of $152,000) and for the other tool revenue has not been recognized ($400,000) and the cost of the tool ($337,000) is included in inventory. This change relates to shipments made to a

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributor that did not have the ability to pay independent of completing the ultimate sale to the end customer.

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

      The year ended March 31, 2002 and the balance sheet as of March 31, 2002 have been restated for the impact of the items above.

      The following table outlines the impact of these adjustments on operating results:

	Year Ended March 31, 2002

	As Previously Reported	As Restated

	(In thousands)
Net revenues	$83,697	$81,937
Cost of revenues	66,266	65,414
Gross profit	17,431	16,523
Operating income (loss)	(51,750)	(52,658)
Income (loss) before provision for income taxes	(49,408)	(50,316)
Net income (loss)	(48,288)	(49,196)
Net income (loss) available to common stockholders	(48,288)	(49,196)
Basic net income (loss) per share	(1.94)	(1.98)
Diluted net income (loss) per share	(1.94)	(1.98)

      The following table outlines the balance sheet impact of these adjustments as of March 31, 2002:

	As Previously Reported	As Restated

	(In thousands)
Accounts receivable, net of allowance for doubtful accounts	$16,585	$15,635
Allowance for doubtful accounts	1,074	2,024
Inventory	33,838	34,677
Other current assets	3,427	3,415
Total current assets	112,909	112,786
Total assets	201,769	201,646
Accrued liabilities	16,008	15,983
Deferred revenue	8,683	9,493
Total current liabilities	30,988	31,773
Accumulated deficit	(148,417)	(149,325)
Total stockholders’ equity	168,407	167,499
Total liabilities and stockholders’ equity	201,769	201,646

Revenue Recognition

      Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. Historically, revenue from systems and spare parts was generally recognized at the time of shipment. Revenue on service contracts is deferred and recognized on a straight-line basis over the

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of the contract. Estimated contractual warranty obligations are recorded when related sales are recognized. Under SAB 101, equipment sales are accounted for as multiple-element arrangement sales as described in SAB 101. The total revenue is allocated to each component of the multi-element arrangement. Revenue on each element is recognized when the contractual obligations have been performed, risk of loss has passed to the customer, collection is probable and customer acceptance has been obtained if applicable.

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

Concentration of Credit Risk/ Major Customers

      We sell our products to major semiconductor manufacturing companies throughout the world. We perform continuing credit evaluations of our customers and, generally, do not require collateral. Letters of credit may be required from our customers in certain circumstances. Sales to customers representing 10% or more of net revenues were as follows:

	Fiscal Years Ended
	March 31,

Customer	2002	2001	2000

A	24%	22%	14%
B	13%
C	12%	13%	10%

      Accounts receivable from two customers accounted for approximately 17% and 16% of total accounts receivable at March 31, 2002. Accounts receivable from two customers accounted for approximately 25% and 17% of total accounts receivable at March 31, 2001.

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translations and Transactions

      We have determined that the functional currency of our foreign operations is the local currency. The accumulated effects of foreign translation rate changes related to net assets located outside the United States are included as a component of stockholders’ equity (net capital deficiency). Foreign currency transaction gains (losses) are included in other income and expense in the accompanying consolidated statements of operations and amounted to $(31,000), $3,000 and $48,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

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

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on the straight-line basis over the shorter of the assets’ useful lives or lease terms. Depreciation and amortization expense on property and equipment for fiscal years 2002, 2001 and 2000 was $5.3 million, $1.0 million and $2.8 million, respectively.

Goodwill and Other Intangible Assets

      We obtained certain intangible assets in the acquisition of Sensys Instruments Corporation, or Sensys. These intangible assets include developed technology, development contract and trade name and are being amortized on a straight-line basis over the estimated useful lives of two to five years. Effective January 16, 2002, we adopted the non-amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and we will not amortize goodwill associated with the Sensys acquisition, but will review goodwill periodically for impairment. As of March 31, 2002, we had approximately $65.9 million of goodwill that will not be amortized, but will be tested annually for impairment. We will apply SFAS No. 142 in its entirety beginning April 1, 2002. For fiscal 2002 we recorded intangible asset amortization expense of $0.2 million.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). We account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and have adopted the “disclosure only” alternative described in SFAS No. 123. Expense associated with stock-based compensation is amortized over the vesting period of the individual award using an accelerated method, as described in Financial Accounting Standards Board Interpretation No. 28.

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

Net Income (Loss) Per Share

      We have adopted the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires us to report both basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

Advertising Costs

      We expense advertising and promotional costs, which are not material, as they are incurred.

Recently Issued Accounting Standards

      In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including amortizable and non-amortizable intangible assets, and is effective for our fiscal year beginning on April 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Balance Sheet Components

	March 31,

	2002	2001

	(In thousands)
	(As Restated)
Inventory:
Purchased materials	$11,172	$22,197
Systems in process	12,657	19,571
Finished systems	10,848	5,413

Total inventory	$34,677	$47,181

	March 31,

	2002	2001

	(In thousands)
Property and equipment:
Laboratory and test equipment	$9,037	$5,244
Office furniture and equipment	11,015	10,212
Machinery and equipment	1,830	2,546
Leasehold improvements	10,571	10,324

Total property and equipment, gross	32,453	28,326
Accumulated depreciation and amortization	(18,412)	(13,848)

Total property and equipment, net	$14,041	$14,478

	March 31,

	2002	2001

	(In thousands)
Goodwill and intangible assets:
Acquired intangible assets	$4,470	$—
Accumulated amortization of intangible assets	(239)	—

Total intangible assets, net	4,231	—
Goodwill	65,865	—

Total goodwill and intangible assets, net	$70,096	$—

	March 31,

	2002	2001

	(In thousands)
	(As Restated)
Accrued liabilities:
Interest payable	$48	$20
Accrued compensation and related expenses	3,527	11,304
Accrued warranty costs	1,777	3,742
Commissions payable	803	1,825
Other accrued liabilities	9,828	13,580

Total accrued liabilities	$15,983	$30,471

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Net Income (Loss) Per Share

      The following tables set forth the computation of net income (loss) before extraordinary charge per share of common stock:

	Fiscal Years Ended March 31,

	2002	2001	2000

	(As Restated)
Numerator (in thousands):
Net income (loss)	$(49,196)	$25,842	$(2,151)
Less: preferred stock dividend	—	—	(942)

	$(49,196)	$25,842	$(3,093)

Denominator (in thousands):
Weighted average shares outstanding used for basic income (loss) per share	24,894	23,444	12,511
Unvested shares	—	333	—
Dilutive stock options	—	1,500	—

Weighted average shares outstanding used for diluted income (loss) per share	24,894	25,277	12,511

      The following table summarizes securities outstanding (in thousands) in absolute number as of each period end which were not included in the calculation of diluted net income (loss) per share since their inclusion would be anti-dilutive.

	Fiscal Years Ended
	March 31,

	2002	2001	2000

Common Stock Subject to Repurchase (unvested)	105	—	550
Common Stock Held in Escrow	541	—	—
Stock Options	5,016	948	2,892
Warrants	118	—	—

      The stock options outstanding at March 31, 2002, 2001 and 2000 that we excluded from the above calculation, had a weighted average exercise price of $11.46, $15.89 and $8.84, respectively. The warrants outstanding at March 31, 2002 that we excluded from the above calculation, had a weighted average exercise price of $3.71.

4.	Financing Arrangements

Senior Notes

      Immediately after the closing of our initial public offering in February 2000, we began to redeem the $115.0 million of senior notes (“Senior Notes”) outstanding which accrue interest at 10 5/8% per annum and which would have matured on May 15, 2004. In accordance with the Senior Notes indenture, we were required to redeem prior to maturity, $40,250,000, or 35% of the aggregate principal amount of our outstanding Senior Notes at a price of 110.625% of the principal amount, plus accrued and unpaid interest thereon.

      In addition, we commenced a tender offer and consent solicitation for the remaining $74,750,000, or 65% of the aggregate principal amount of its Senior Notes (representing all remaining Senior Notes outstanding after giving effect to the mandatory redemption). In accordance with our Offer to Purchase and Consent

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The redemption of $114,984,000 aggregate principal amount of Senior Notes resulted in a one-time extraordinary charge relating to the early extinguishment of debt of $18,404,000 consisting of the following (in thousands):

Premium on Senior Notes	$10,992
Write-off of unamortized financing costs	6,868
Expenses	544

Total extraordinary charges	$18,404

      As of March 31, 2002, our Senior Note balance was $16,000.

Bank Credit Facility

      In June 2001, we entered into a $10.0 million loan and security agreement with Comerica Bank. In December 2001, we amended this bank credit facility. As a result of the amendment, the credit extension limit was increased to $13.5 million from $10.0 million. The amended bank credit facility allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 2.0%. We may request advances in an aggregate outstanding amount not to exceed the lesser of $13.5 million or the Borrowing Base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility are secured by substantially all of our assets. The amended Comerica bank credit facility matures on June 30, 2004. As of March 31, 2002, we maintained a $3.5 million standby letter of credit as required by the lessor of our building and had $10.0 million of unused borrowing capacity under the amended bank credit facility. We are in compliance with all financial covenants related to the bank credit facility.

5.	Income Taxes

      The domestic and foreign components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Years Ended March 31,

	2002	2001	2000

	(As Restated)
Domestic	$(48,949)	$32,994	$(2,657)
Foreign	(1,367)	1,160	506

Total	$(50,316)	$34,154	$(2,151)

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Years Ended March 31,

	2002	2001	2000

Current:
Federal	$(6,579)	$7,118	$—
State	—	(129)	—
Foreign	—	495	—

	(6,579)	7,484	—

Deferred:
Federal	5,459	(5,459)	—
State	—	—	—
Foreign	—	—	—

	5,459	(5,459)	—

	$(1,120)	$2,025	$—

      A reconciliation between the U.S. federal statutory rate and the effective tax rate reflected in the statements of operations is as follows:

	Fiscal Years Ended March 31,

	2002	2001	2000

	(As Restated)
Provision at federal statutory rate	35.0%	35.0%	35.0%
State taxes	0.4	1.0	2.9
Foreign sales corporation	—	(3.3)	—
Tax credits	—	(11.1)	2.3
Change in valuation allowance	(25.7)	(16.3)	(27.4)
Non-deductible expenses	(11.3)	0.4	(13.3)
Other	3.8	0.3	0.5

Total	2.2%	6.0%	—%

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	March 31,

	2002	2001

	(As Restated)
Deferred tax assets:
Accrued costs and expenses	$12,775	$8,702
Depreciation and amortization	1,427	1,309
Other	—	3,452
Net operating loss and tax credits carry-forwards	12,416	1,431

Total gross deferred tax assets	26,618	14,894
Less: valuation allowance	(24,146)	(9,435)

Total deferred tax assets	2,472	5,459

Deferred tax liabilities:
Non-goodwill intangible	(1,826)	—
Depreciation and amortization	—	—
Other	(646)	—

Net deferred tax liabilities	(2,472)	—

Total net deferred tax assets	$—	$5,459

      The net changes in the total valuation allowance for the years ended March 31, 2002 and 2001 were $14.7 million (as restated) and $(3.4) million, respectively. At March 31, 2002, management has recognized deferred tax assets equal to the deferred tax liability related to acquired non-goodwill intangibles.

      At March 31, 2002, we have federal and state net operating losses of $29.5 million (as restated) and $8.0 million respectively. The federal net operating losses will begin to expire in 2023, while the state net operating losses will begin to expire in 2008.

      At March 31, 2002, we have federal and state research and development tax credits of $500,000 and $800,000, respectively. The federal research and development tax credits will begin to expire in 2012, while the state research tax credits may be carried forward indefinitely.

6.	Business Combinations

      On January 16, 2002, we issued approximately 4.47 million shares of our common stock in exchange for all outstanding common and preferred shares of Sensys. The results of Sensys’ operations have been included in the consolidated financial statements since that date. Sensys was founded in 1996 to develop and market advanced process control metrology products that can be integrated into semiconductor processing equipment. These products are aimed at improving the productivity of this equipment in semiconductor fabs. Sensys has established positions at several leading process equipment suppliers for Lithography, CMP, Etch and CD-SEM equipment. The Sensys acquisition is to further strengthen our position in this important emerging market segment. As a company, Sensys will continue to operate as a wholly-owned subsidiary of Therma-Wave, focusing on integrated metrology applications and developing business with process equipment manufacturers. Therma-Wave’s Integra products, including the iX-SE, will be integrated with Sensys business operations.

      The total purchase price for this acquisition was $88.3 million, consisting of approximately 4.47 million shares of common stock with a fair value of $72.8 million, assumed stock options to purchase 608,151 shares of common stock with a fair value of $9.1 million, assumed warrants to acquire 329,490 shares of common

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock with a fair value of $4.6 million, and transaction costs, consisting of investment advisory, legal and other professional service fees, of $1.85 million. Common stock was valued at $16.28 per share using the Company’s average stock price for the five day period around January 15, 2002. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of 5 years, a weighted average risk-free rate of 4.5%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $16.28 per share. The intrinsic value of these options, totaling approximately $3.5 million, has been recorded as deferred stock-based compensation. Warrants were valued using the Black-Scholes option pricing model, applying the remaining contractual life of 3.6 years, a weighted average risk-free rate of 4.5%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $16.28 per share.

      The purchase price allocation is as follows (in thousands):

	Amount	Useful Life

Fair value of net liabilities assumed	$(1,840)	—
In-process research and development	16,340	—
Developed technology	890	2 years
Development contract	2,590	5 years
Trade name	990	5 years
Unearned stock compensation	3,495	4 years
Goodwill	65,865	—

Total purchase price	$88,330

      The fair values of Sensys’ net assets as of the acquisition date were (in thousands):

Amount

Cash	$2,055
Accounts receivable, net	2
Inventory	879
Other current assets	394
Fixed assets	450
Accounts payable	(733)
Other current liabilities	(4,879)
Long-term liabilities	(8)

$(1,840)

      The allocation of the consideration for the acquisition of Sensys to its individual assets and liabilities is based on management’s analysis and estimates of the fair values of the acquired assets and liabilities. In addition to the value assigned to IPR&D projects, and Sensys’ tangible assets, specific intangible assets were identified and valued. The identifiable assets include a development contract, trade name, and existing developed technology.

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The projects included in purchased IPR&D, the percent completed and the value assigned to each project are as follows (in thousands):

	Estimate of	Value
	Percent Completed	Assigned

IPR&D:
Compact CD-i	22%	$14,180
Standalone Capabilities	30%	2,160

Total IPR&D		$16,340

      The following unaudited pro forma information is presented to illustrate the effects of the acquisition on the historical financial position and operating results of Therma-Wave and Sensys using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of America. The unaudited pro forma information is based upon the historical financial statements of the respective companies. The unaudited pro forma information for the twelve months ended March 31, 2001 assumes the acquisition took place as of April 1, 2000 and combines results from Therma-Wave’s consolidated statement of operations for the twelve months ended March 31, 2001 and Sensys’ statement of operations for the twelve months ended March 31, 2001. The unaudited pro forma information for the twelve months ended March 31, 2002 assumes the acquisition took place as of April 1, 2001 and combines results from Therma-Wave’s consolidated statement of operations for the twelve months ended March 31, 2002 and Sensys’ unaudited statement of operations for the period from April 1, 2001 through January 16, 2002, the date of completion of the acquisition.

	Twelve Months Ended March 31,

	2002		2001

	Pro Forma	As Reported	Pro Forma	As Reported

	(As Restated)
Net revenues	$84,234	$81,937	$198,688	$198,199
Gross profit	16,729	16,523	95,718	96,778
Operating income (loss)	(62,365)	(52,658)	26,145	32,958
Net income (loss) before cumulative effect of change in accounting principle	(59,399)	(49,196)	25,161	32,129
Net income (loss)	$(59,399)	$(49,196)	$18,874	$25,842

Net income (loss) per share:
Basic	$(2.12)	$(1.98)	$0.69	$1.10
Diluted	$(2.12)	$(1.98)	$0.62	$1.02
Weighted average common shares outstanding:
Basic	28,024	24,894	27,374	23,444
Diluted	28,024	24,894	30,522	25,277

      The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Rent expense was approximately $2.3 million, $2.2 million and $1.5 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. At March 31, 2002, future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

Operating
Leases

Fiscal Year
2003	$2,734
2004	2,734
2005	2,416
2006	2,249
2007	1,980
Thereafter	555

Future Minimum Lease Payments	$12,668

Legal Proceedings

      On April 22, 2002, we filed a patent infringement suit against Boxer-Cross Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer-Cross’ BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against Jenoptik, AG, in 1994. The earlier court rulings led to Jenoptik’s withdrawal from the U.S. market. We have asked the court to issue an injunction barring Boxer-Cross from making, using or selling its BX-10 product.

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

      There are currently no other material legal proceedings pending against us. We may be required to initiate additional litigation in order to enforce any patents issued to or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, we may be subject to additional lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed above in the prior risk factor, could subject us to significant liabilities or require us to cease using proprietary third party technology and,

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

	Provision
	Year Ended		Balance
	March 31, 2002	Utilized	March 31, 2002

Severance	$1,291	$1,107	$184
Other	179	62	117

	$1,470	$1,169	$301

      In the last quarter of fiscal year 2001, we recorded $1.7 million severance charge in connection with the retirement of our former chairman and Chief Executive Officer, Allan Rosencwaig.

9.	Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency)

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

      On February 9, 2000, we completed our initial public offering of common stock. We issued 10,350,000 shares of common stock, including the exercise of the underwriters’ over-allotment option, at a price of $20.00 per share. Net proceeds, net of underwriting discounts and offering costs, were $190,739,000.

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mandatorily Redeemable Convertible Preferred Stock

      The Series A Mandatorily Redeemable Convertible Voting Preferred Stock (“Preferred Stock”) had a liquidation preference of $18.40 and was convertible at any time into one share of Common Stock at the option of the holder. Dividends on each share of the Preferred Stock were cumulative and accrued at the rate of 6% per annum. The Preferred Stock had a scheduled redemption on May 17, 2004, and was otherwise redeemable by the Company at any time from time after the earlier of (a) June 30, 1998 or (b) an initial public offering. Each share of Preferred Stock was convertible into one share of Common Stock (as adjusted for stock splits, stock dividends, recapitalizations and similar transactions). The Preferred Stock entitled the holder to one vote for each share of common stock issuable upon conversion of the Preferred Stock.

      On March 3, 2000, we called for redemption of all outstanding shares of Preferred Stock. On March 24, 2000 and March 29, 2000, respectively, 169,589 and 579,150 shares of Preferred Stock were converted into an aggregate of 748,739 shares of common stock.

Stock-Based Compensation

      We have elected to follow Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee stock awards because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) requires use of option valuation models for use in valuing employee stock options. Under APB No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Stock Options. During fiscal year 1998, we adopted several stock option plans (the “1997 Plans”) whereby the Board of Directors may have granted incentive stock options and non-statutory stock options to employees, directors or consultants.

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of our stock option activity, and related information for the years ended March 31, 2002, 2001 and 2000 are as follows:

		Options Outstanding

			Weighted
			Average
			Exercise
	Shares	Number of	Price per
	Available	shares	Share

Balance at 3/31/99	5,706,028	1,778,972	$9.64
Termination of Plans	(4,416,453)	—	—
Authorization	300,000	—	—
Granted	(1,216,297)	1,216,297	7.49
Exercised	—	(13,451)	6.00
Cancelled	89,337	(89,337)	6.64

Balance at 3/31/00	462,615	2,892,481	8.84
Authorization	3,236,728	—	—
Granted	(1,348,425)	1,348,425	20.45
Exercised	—	(92,316)	6.38
Cancelled	228,817	(464,623)	14.19

Balance at 3/31/01	2,579,735	3,683,967	12.48
Authorization	241,241	—	—
Granted	(2,036,810)	2,036,810	10.00
Exercised	—	(132,434)	6.62
Cancelled	572,250	(572,250)	13.95

Balance at 3/31/02	1,356,416	5,016,093	11.46

      The following table summarizes information about stock options outstanding as of March 31, 2002:

	Options Outstanding			Options Exercisable

	Weighted				Weighted
	Average				Average
	Remaining		Weighted		Exercise
	Contractual	Number	Exercise	Number of	Average Price
	Life	Outstanding	Price	shares	per Share

Range of Exercise prices:
$0.82-$4.00	7.50	790,688	$2.32	476,904	$2.84
$6.00-$7.00	6.94	995,757	6.65	503,124	6.45
$7.78-$15.89	8.09	2,278,660	12.45	735,998	11.55
$18.25-$35.50	8.31	950,988	21.73	248,623	21.80

	7.81	5,016,093	11.46	1,964,649	9.43

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For the years ended March 31, 2002, 2001 and 2000, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Years Ended March 31,

	2002	2001	2000

Risk-free interest rate	4.5%	5.7%	6.8%
Dividend yield	—%	—%	—%
Expected volatility	90%	90%	65%
Expected life in years	5	5	5
Per option fair value	$11.61	$12.64	$3.94

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

      For the years ended March 31, 2002 and 2001 and 2000, the following weighted-average assumptions were used to determine the fair value of purchase rights under the 2000 Employee Stock Purchase Plan:

	Fiscal Years Ended
	March 31,

	2002	2001	2000

Risk-free interest rate	4.5%	5.7%	6.8%
Dividend yield	—%	—%	—%
Expected volatility	90%	90%	65%
Expected life in years	1	1	1

      Had compensation costs been determined based upon the fair value at the grant date for awards under the above stock option plans and employee stock purchase plans, consistent with the methodology prescribed under SFAS No. 123, our pro forma net income (loss) available to common stockholders and pro forma diluted net income (loss) per share under SFAS No. 123 would have been:

	Fiscal Years Ended March 31,

	2002	2001	2000

	(As Restated)
Net income (loss) (in thousands)
As reported	$(49,196)	$25,842	$(21,497)
Pro forma	$(56,152)	$20,890	$(22,769)
Diluted net income (loss) per share
As reported	$(1.98)	$1.02	$(1.72)
Pro forma	$(2.26)	$0.83	$(1.82)

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

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

      Revenue in each geographic area is recognized according to our revenue recognition policy as described in Note 1 of Notes to Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales were $50.6 million (as restated), $117.3 million and $65.3 million of the net sales in fiscal 2002, 2001 and 2000, respectively.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of operations in geographic areas (in thousands). Other foreign areas include Taiwan, Israel and Korea, each of which is individually not material for separate disclosure.

				Other
	U.S.	Japan	U.K.	Foreign	Eliminations	Consolidation

Fiscal year ended March 31, 2000
Sales to unaffiliated customers	$108,781	$2,650	$1,788	$2,460	$—	$115,679
Transfers between geographic locations	(940)	953	1,270	1,993	(3,276)	—

Total net sales	$107,841	$3,603	$3,058	$4,453	$(3,276)	$115,679

Operating income (loss)	$12,729	$87	$409	$513	$(956)	$12,782
Long-lived assets	$7,759	$433	$49	$444	$—	$8,685
All other identifiable assets	121,240	4,100	2,822	2,108	(5,261)	125,009

Total assets	$128,999	$4,533	$2,871	$2,552	$(5,261)	$133,694

Fiscal year ended March 31, 2001
Sales to unaffiliated customers	$190,288	$3,102	$1,871	$2,938	$—	$198,199
Transfers between geographic locations	(5,211)	2,023	1,107	2,787	(706)	—

Total net sales	$185,077	$5,125	$2,978	$5,725	$(706)	$198,199

Operating income	$31,896	$246	$54	$—	$762	$32,958
Long-lived assets	$20,050	$401	$43	$668	$—	$21,162
All other identifiable assets	173,835	2,935	2,801	2,394	(11,936)	170,029

Total assets	$193,885	$3,336	$2,844	$3,062	$(11,936)	$191,191

Fiscal year ended March 31, 2002
Sales to unaffiliated customers (as restated)	$75,377	$2,192	$1,534	$2,834	$—	$81,937
Transfers between geographic locations	(1,945)	1,981	940	2,159	(3,135)	—

Total net sales (as restated)	$73,432	$4,173	$2,474	$4,993	$(3,135)	$81,937

Operating income (loss) (as restated)	$(50,465)	$(58)	$242	$(95)	$(2,282)	$(52,658)
Long-lived assets	$94,535	$330	$64	$647	$(6,716)	$88,860
All other identifiable assets (as restated)	109,553	2,802	3,022	2,503	(5,094)	112,786

Total assets (as restated)	$204,088	$3,132	$3,086	$3,150	$(11,810)	$201,646

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Quarterly Financial Data (Unaudited)

	Fiscal Year 2002							Fiscal Year 2001

	Q1	Q2(1)	Q2(1)	Q3	Q4(1)	Q4(1)	Year	Q1	Q2	Q3	Q4	Year

		(As Previously	(As Restated)		(As Previously	(As Restated)	(As Restated)
		Reported)			Reported)
Net revenue	$37,821	$21,660	$20,660	$11,054	$13,162	$12,402	$81,937	$39,641	$47,770	$57,029	$53,759	$198,199
Gross profit	17,672	8,554	7,921	1,532	(10,327)	(10,602)	16,523	19,540	23,363	29,396	24,479	96,778
Operating income (loss)	4,984	(3,277)	(3,910)	(11,354)	(42,103)	(42,378)	(52,658)	6,140	7,792	12,222	6,804	32,958
Income (loss) before cumulative effect of change in accounting principle	$5,425	$(2,215)	$(2,848)	$(10,967)	$(40,531)	$(40,806)	$(49,196)	$416	$8,380	$12,302	$11,031	$32,129

Net income (loss)	$5,425	$(2,215)	$(2,848)	$(10,967)	$(40,531)	$(40,806)	$(49,196)	$416	$8,380	$12,302	$4,744	$25,842

Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.23	$(0.09)	$(0.12)	$(0.45)	$(1.47)	$(1.48)	$(1.98)	$0.29	$0.36	$0.52	$0.20	$1.37
Diluted	$0.22	$(0.09)	$(0.12)	$(0.45)	$(1.47)	$(1.48)	$(1.98)	$0.27	$0.34	$0.49	$0.19	$1.27
Net income (loss) per share:
Basic	$0.23	$(0.09)	$(0.12)	$(0.45)	$(1.47)	$(1.48)	$(1.98)	$0.02	$0.36	$0.52	$0.20	$1.10
Diluted	$0.22	$(0.09)	$(0.12)	$(0.45)	$(1.47)	$(1.48)	$(1.98)	$0.02	$0.34	$0.49	$0.19	$1.02

(1)	Presents our quarterly operating results derived from our unaudited financial information previously filed as well as the restated financial information (in thousands, except per share data). See Note 1 to consolidated financial statements for a description of the restatement.

PART III

Item 14.	Control and Procedures

      During the 90-day period prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation and the investigation discussed in Note 1 of the financial statements entitled “Restatement of Financial Results,” a material weakness has been identified relating to controls surrounding evaluating and reporting revenue transactions, particularly in the Asia/Pacific region. As a result, we have implemented or are in the process of implementing the following changes or additions to our internal controls and procedures, among others:

•	Changing our internal reporting structure to require branch accounting personnel to report directly to our finance department in the United States;

•	Establishing audit and review procedures for each foreign branch consistent with each branch’s exposure, including, as appropriate, outside auditors;

•	Requiring managers of foreign operations to attest in writing that final acceptance documents for any given period are valid acceptances that justify revenue recognition and that will result in customer payment;

•	Requiring corporate financial management personnel to investigate transactions where revenue has been recognized but the customer has not paid according to terms;

•	Re-training employees and developing an ongoing training program with particular focus on company policies and procedures related to revenue recognition, expense reimbursements and bank account reconciliations;

•	Establishing yearly or twice-yearly (for larger branches) reviews with both internal and external accounting personnel and local management, to be coordinated with quarterly business reviews; and

•	Establishing controls to closely monitor the credit status of certain customers, with emphasis on distributors.

      Management is considering additional controls as a result of the special investigation and development is ongoing.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(i) Consolidated Financial Statements — See “Item 8. Financial Statements and Supplementary Data”

(ii) Financial Statement Schedule:

Form 10-K/A
Page Number

Schedule II — Valuation and Qualifying Accounts	63

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(b)	Reports on Form 8-K

i. Current Report on Form 8-K filed on January 28, 2002 relating to the consummation of the acquisition of Sensys Instruments Corporation.

ii. Current Report on Form 8-K/ A filed on March 28, 2002 providing financial statements and pro forma financial information relating to the acquisition of Sensys Instruments Corporation.

(c)	Exhibits

Exhibit Number		Description

(8)2	.1	Agreement and Plan of Reorganization, dated as of December 17, 2001, among Therma-Wave, Inc., FND Corp., Sensys Instruments Corporation and a certain representative of all of the shareholders of Sensys Instruments Corporation.
(3)3	.1	Restated Certificate of Incorporation of Therma-Wave.
(5)3	.2	Amended and Restated By-Laws of Therma-Wave.
(9)4	.1	Form of Registration Rights Agreement dated as of January 16, 2002, among Therma-Wave, Inc., Sensys Instruments Corporation and each holder of Sensys Instruments Corporation capital stock.
(1)4	.2	Indenture, dated as of May 15, 1997, by and among Therma-Wave and IBJ Schroder Bank & Trust Company, as trustee.
(3)4	.3	Supplemental Indenture, dated February 23, 2000, by and between Therma-Wave and The Bank of New York as Trustee.
(1)4	.4	Form of Series B 10 5/8% Senior Notes.
(2)4	.5	Form of certificate representing shares of Common Stock.
#(1)10	.1	Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Dr. Allan Rosencwaig.
#(5)10	.2	Leave of Absence Agreement between Therma-Wave, Inc. and Allan Rosencwaig.
#(1)10	.3	Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and W. Lee Smith.
#(1)10	.4	Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal.
(6)10	.5	Employment Agreement, dated as of December 17, 2001, by and between Therma-Wave and Talat Hasan.
#(1)10	.6	Executive Stock Agreement, dated as of May 16, 1997, by and Therma-Wave and Dr. Allan Rosencwaig.
#(1)10	.8	Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and W. Lee Smith.
#(1)10	.9	Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal.
(1)10	.11	Development License Agreement, dated June 12, 1992, by and among Therma-Wave and Therma-Wave K.K., Toray Industries, Inc. and Shimadzu Corporation.
(1)10	.12	New Development Agreement, dated December 22, 1995, by and between Therma-Wave and Toray Industries, Inc.
(1)10	.13	Lease Agreement, dated as of May 26, 1995, by and between Therma-Wave and Sobrato Interests.
(1)10	.14	Advisory Agreement, dated as of May 16, 1996, between Therma- Wave and Bain Capital, Inc.
(1)10	.15	Credit Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent, and certain financial institutions named therein.
(1)10	.16	Pledge Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent.
(1)10	.17	Security Agreement, dated as of May 16, 1997, between Therma- Wave and Bankers Trust Company, as agent.
#(1)10	.18	Therma-Wave, Inc. 1997 Stock Purchase and Option Plan.

Exhibit Number		Description

(1)10	.19	Registration Agreement, dated as of May 16, 1997, between Therma-Wave and the stockholders named therein.
#(1)10	.20	Stock Repurchase Agreement, dated as of January 26, 1996, between Toray Industries, Inc. and the key employees of Therma-Wave named therein.
#(1)10	.21	Key Employee Stock Agreement, dated as of October 30, 1991 and amended as of December 16, 1994, by and among Toray Industries, Inc., TS Subsidiary Corp., Therma-Wave, Inc. and the key employees named therein.
#(3)10	.22	Therma-Wave, Inc. 2000 Equity Incentive Plan.
#(10)10	.22.1	Amendment No. 1 to Therma-Wave, Inc. 2000 Equity Incentive Plan.
(2)10	.23	First Amendment to Credit Agreement, dated as of June 30, 1998, between Therma-Wave and Bankers Trust Company, as agent, (incorporated herein by reference to Exhibit 10.1 of Therma-Wave’s Quarterly Report on Form 10-Q for the quarter ended July 5, 1998.)
#(3)10	.24	Employment Agreement, dated as of August 3, 1998, by and between Therma-Wave and Martin M. Schwartz.
#(2)10	.25	Employment Agreement, dated as of August 10, 1998, by and between Therma-Wave and L. Ray Christie.
#(3)10	.26	Amended and Restated Therma-Wave 2000 Employee Stock Purchase Plan.
#(11)10	.26.1	Amendment No. 1 to Therma-Wave, Inc. 2000 Employee Stock Purchase Plan.
(2)10	.27	Second Amendment to Credit Agreement, dated as of August 3, 1999, between Therma-Wave and Bankers Trust Company, as agent.
#(2)10	.28	Employee Stock Purchase and Option Plan.
#(2)10	.29	1997 Special Employee Stock Purchase and Option Plan.
(3)10	.30	Third Amendment to Credit Agreement, dated as of March 1, 2000, between Therma-Wave and Bankers Trust Company, as agent.
#(3)10	.31	Therma-Wave Executive Deferred Compensation Plan, effective January 1, 2000.
(3)10	.32	Lease between Minos Management, Inc. as Landlord, and Therma-Wave as Tenant, dated May 31, 2000.
#(3)10	.33	Form of Indemnification Agreement.
*(4)10	.34	Development and Cooperation Agreement entered into by and among Applied Materials, Inc. and Therma-Wave, Inc., effective as of July 24, 2000.
*(4)10	.35	Technology Escrow Agreement entered into by and among Applied Materials, Inc. and Therma-Wave, Inc., effective as of July 24, 2000.
(5)10	.36	Loan and Security Agreement, Dated March 28, 2001, by and between Therma-Wave, Inc. and Comerica Bank-California.
(7)10	.37	Amendment to Loan and Security Agreement, dated as of December 20, 2001, between Therma-Wave, Inc. and Comerica Bank-California
(1)21	.1	Subsidiaries of Therma-Wave.
23.1		Consent of Independent Accountants.
99.1		Risk Factors.
99.2		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted for portions of this agreement.

#	Denotes management contract or compensatory plan.

(1)	Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).

(2)	Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).

(3)	Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave’s Annual Report on Form 10-K for the period ended March 31, 2000 (File No. 000-26911).

(4)	Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 000-26911).

(5)	Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911).

(6)	Incorporated herein by reference to Exhibit 4.2 to Therma-Wave’s Current Report on Form 8-K, as filed on January 28, 2002.

(7)	Incorporated herein by reference to Exhibit 10.38 to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended December 30, 2001 (File No. 000-26911).

(8)	Incorporated herein by reference to the similarly numbered exhibit in Therma-Wave’s Current Report on Form 8-K, as filed with the Commission on December 19, 2001 (File No. 000-26911).

(9)	Incorporated herein by reference to the similarly numbered exhibit in Therma-Wave’s Current Report on Form 8-K, as filed with the Commission on January 16, 2002 (File No. 000-26911).

(10)	Incorporated herein by reference to Exhibit 99.2 in Therma-Wave’s Registration Statement on Form S-8 (Registration No. 333-83282).

(11)	Incorporated herein by reference to the similarly numbered exhibit in Therma-Wave’s Quarterly Report on Form 10-Q for the period ended July 1, 2001 (File No. 000-26911).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.

BY:	/s/ BORIS LIPKIN

Boris Lipkin
President,
Chief Executive Officer
and Director

Dated: May 5, 2003

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Boris Lipkin and L. Ray Christie, and each of them, his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in her/her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K/A under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAPKEN S. DER TOROSSIAN Papken S. Der Torossian	Chairman of Board	May 5, 2003

/s/ BORIS LIPKIN Boris Lipkin	President, Chief Executive Officer and Director (Principal Executive Officer)	May 5, 2003

/s/ L. RAY CHRISTIE L. Ray Christie	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 5, 2003

/s/ TALAT HASAN Talat Hasan	Senior Vice President of Therma-Wave, Chief Executive Officer of Sensys Instruments Corporation and Director	May 5, 2003

/s/ G. LEONARD BAKER G. Leonard Baker	Director	May 5, 2003

Signature	Title	Date

/s/ DAVID DOMINIK David Dominik	Director	May 5, 2003

/s/ MARTIN M. SCHWARTZ Martin M. Schwartz	Director	May 5, 2003

/s/ FRANK ALVAREZ Frank Alvarez	Director	May 5, 2003

/s/ JOHN D’ERRICO John D’Errico	Director	May 5, 2003

/s/ DAVID ASPNES David Aspnes	Director	May 5, 2003

THERMA-WAVE, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

      I, Boris Lipkin, certify that:

1. I have reviewed this quarterly report on Form 10-K/A of Therma-Wave, Inc.;

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

Boris Lipkin
President and Chief Executive Officer

THERMA-WAVE, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

      I, L. Ray Christie, certify that:

1. I have reviewed this quarterly report on Form 10-K/A of Therma-Wave, Inc.;

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

/s/ L. RAY CHRISTIE

L. Ray Christie
Chief Financial Officer

May 5, 2003

THERMA-WAVE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning			End of
Description	of Period	Additions	Deductions(1)	Period

	(In thousands)
Year ended March 31, 2002:
Reserves and allowances deducted from asset accounts:
allowance for doubtful accounts, returns and allowances (as restated)(2)	$1,096	$1,295	$367	$2,024
Year ended March 31, 2001:
Reserves and allowances deducted from asset accounts:
allowance for doubtful accounts, returns and allowances	$1,472	$—	$376	$1,096
Year ended March 31, 2000:
Reserves and allowances deducted from asset accounts:
allowance for doubtful accounts, returns and allowances	$1,911	$—	$439	$1,472

(1)	Represents specific customer accounts written off.

(2)	See Note 1 to consolidated financial statements.

EXHIBIT INDEX

Exhibit Number		Description

(8)2	.1	Agreement and Plan of Reorganization, dated as of December 17, 2001, among Therma-Wave, Inc., FND Corp., Sensys Instruments Corporation and a certain representative of all of the shareholders of Sensys Instruments Corporation.
(3)3	.1	Restated Certificate of Incorporation of Therma-Wave.
(5)3	.2	Amended and Restated By-Laws of Therma-Wave.
(9)4	.1	Form of Registration Rights Agreement dated as of January 16, 2002, among Therma-Wave, Inc., Sensys Instruments Corporation and each holder of Sensys Instruments Corporation capital stock.
(1)4	.2	Indenture, dated as of May 15, 1997, by and among Therma-Wave and IBJ Schroder Bank & Trust Company, as trustee.
(3)4	.3	Supplemental Indenture, dated February 23, 2000, by and between Therma-Wave and The Bank of New York as Trustee.
(1)4	.4	Form of Series B 10 5/8% Senior Notes.
(2)4	.5	Form of certificate representing shares of Common Stock.
#(1)10	.1	Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Dr. Allan Rosencwaig.
#(5)10	.2	Leave of Absence Agreement between Therma-Wave, Inc. and Allan Rosencwaig.
#(1)10	.3	Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and W. Lee Smith.
#(1)10	.4	Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal.
(6)10	.5	Employment Agreement, dated as of December 17, 2001, by and between Therma-Wave and Talat Hasan.
#(1)10	.6	Executive Stock Agreement, dated as of May 16, 1997, by and Therma-Wave and Dr. Allan Rosencwaig.
#(1)10	.8	Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and W. Lee Smith.
#(1)10	.9	Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal.
(1)10	.11	Development License Agreement, dated June 12, 1992, by and among Therma-Wave and Therma-Wave K.K., Toray Industries, Inc. and Shimadzu Corporation.
(1)10	.12	New Development Agreement, dated December 22, 1995, by and between Therma-Wave and Toray Industries, Inc.
(1)10	.13	Lease Agreement, dated as of May 26, 1995, by and between Therma-Wave and Sobrato Interests.
(1)10	.14	Advisory Agreement, dated as of May 16, 1996, between Therma- Wave and Bain Capital, Inc.
(1)10	.15	Credit Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent, and certain financial institutions named therein.
(1)10	.16	Pledge Agreement, dated as of May 16, 1997, between Therma-Wave and Bankers Trust Company, as agent.
(1)10	.17	Security Agreement, dated as of May 16, 1997, between Therma- Wave and Bankers Trust Company, as agent.
#(1)10	.18	Therma-Wave, Inc. 1997 Stock Purchase and Option Plan.
(1)10	.19	Registration Agreement, dated as of May 16, 1997, between Therma-Wave and the stockholders named therein.
#(1)10	.20	Stock Repurchase Agreement, dated as of January 26, 1996, between Toray Industries, Inc. and the key employees of Therma-Wave named therein.

Exhibit Number		Description

#(1)10	.21	Key Employee Stock Agreement, dated as of October 30, 1991 and amended as of December 16, 1994, by and among Toray Industries, Inc., TS Subsidiary Corp., Therma-Wave, Inc. and the key employees named therein.
#(3)10	.22	Therma-Wave, Inc. 2000 Equity Incentive Plan.
#(10)10	.22.1	Amendment No. 1 to Therma-Wave, Inc. 2000 Equity Incentive Plan.
(2)10	.23	First Amendment to Credit Agreement, dated as of June 30, 1998, between Therma-Wave and Bankers Trust Company, as agent, (incorporated herein by reference to Exhibit 10.1 of Therma-Wave’s Quarterly Report on Form 10-Q for the quarter ended July 5, 1998.)
#(3)10	.24	Employment Agreement, dated as of August 3, 1998, by and between Therma-Wave and Martin M. Schwartz.
#(2)10	.25	Employment Agreement, dated as of August 10, 1998, by and between Therma-Wave and L. Ray Christie.
#(3)10	.26	Amended and Restated Therma-Wave 2000 Employee Stock Purchase Plan.
#(11)10	.26.1	Amendment No. 1 to Therma-Wave, Inc. 2000 Employee Stock Purchase Plan.
(2)10	.27	Second Amendment to Credit Agreement, dated as of August 3, 1999, between Therma-Wave and Bankers Trust Company, as agent.
#(2)10	.28	Employee Stock Purchase and Option Plan.
#(2)10	.29	1997 Special Employee Stock Purchase and Option Plan.
(3)10	.30	Third Amendment to Credit Agreement, dated as of March 1, 2000, between Therma-Wave and Bankers Trust Company, as agent.
#(3)10	.31	Therma-Wave Executive Deferred Compensation Plan, effective January 1, 2000.
(3)10	.32	Lease between Minos Management, Inc. as Landlord, and Therma-Wave as Tenant, dated May 31, 2000.
#(3)10	.33	Form of Indemnification Agreement.
*(4)10	.34	Development and Cooperation Agreement entered into by and among Applied Materials, Inc. and Therma-Wave, Inc., effective as of July 24, 2000.
*(4)10	.35	Technology Escrow Agreement entered into by and among Applied Materials, Inc. and Therma-Wave, Inc., effective as of July 24, 2000.
(5)10	.36	Loan and Security Agreement, Dated March 28, 2001, by and between Therma-Wave, Inc. and Comerica Bank-California.
(7)10	.37	Amendment to Loan and Security Agreement, dated as of December 20, 2001, between Therma-Wave, Inc. and Comerica Bank-California
(1)21	.1	Subsidiaries of Therma-Wave.
23.1		Consent of Independent Accountants.
99.1		Risk Factors.
99.2		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted for portions of this agreement.

#	Denotes management contract or compensatory plan.

(1)	Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).

(2)	Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).

(3)	Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave’s Annual Report on Form 10-K for the period ended March 31, 2000 (File No. 000-26911).

(4)	Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 000-26911).

(5)	Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911).

(6)	Incorporated herein by reference to Exhibit 4.2 to Therma-Wave’s Current Report on Form 8-K, as filed on January 28, 2002.

(7)	Incorporated herein by reference to Exhibit 10.38 to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended December 30, 2001 (File No. 000-26911).

(8)	Incorporated herein by reference to the similarly numbered exhibit in Therma-Wave’s Current Report on Form 8-K, as filed with the Commission on December 19, 2001 (File No. 000-26911).

(9)	Incorporated herein by reference to the similarly numbered exhibit in Therma-Wave’s Current Report on Form 8-K, as filed with the Commission on January 16, 2002 (File No. 000-26911).

(10)	Incorporated herein by reference to Exhibit 99.2 in Therma-Wave’s Registration Statement on Form S-8 (Registration No. 333-83282).

(11)	Incorporated herein by reference to the similarly numbered exhibit in Therma-Wave’s Quarterly Report on Form 10-Q for the period ended July 1, 2001 (File No. 000-26911).