Form 10-Q/A
period 2002-06-30
THERMA WAVE INC
filed 2003-05-05
CIK 828119

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

This quarterly report on Form 10-Q/A is being filed as a result of the restatement of our unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2001, December 31, 2001, June 30, 2002 and September 30, 2002 and the year ended March 31, 2002 as further described in Note 2 — Restatement of Financial Results of this Form 10-Q/A. This report still speaks as of the original filing date and, as expressly stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30,	March 31,
	2002	2002

	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$27,180	$46,484
Short-term investments	21,572	12,575
Accounts receivable, net	18,714	15,635
Inventories	34,738	34,677
Other current assets	3,444	3,415

Total current assets	105,648	112,786
Property and equipment, net	13,125	14,041
Goodwill and intangible assets, net	69,806	70,096
Other assets	4,930	4,723

Total assets	$193,509	$201,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,975	$6,297
Accrued warranty costs	1,434	1,777
Deferred revenue	12,022	9,493
Income tax payable	4,985	4,903
Other current liabilities	9,728	9,303

Total current liabilities	33,144	31,773
Long term debt	16	16
Other liabilities	2,307	2,358

Total liabilities	35,467	34,147

Stockholders’ equity:
Common stock	293	291
Additional paid-in capital	322,299	321,466
Notes receivable from stockholders	(200)	(200)
Accumulated deficit	(160,628)	(149,325)
Accumulated other comprehensive loss	(1,380)	(1,790)
Deferred stock-based compensation	(2,342)	(2,943)

Total stockholders’ equity	158,042	167,499

Total liabilities and stockholders’ equity	$193,509	$201,646

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,

	2002	2001

Net revenues	$14,949	$37,821
Cost of revenues	11,871	20,149

Gross profit	3,078	17,672

Operating expenses:
Research and development	7,995	6,981
Selling, general and administrative	6,121	5,707
Stock-based compensation	586	—

Total operating expenses	14,702	12,688

Operating income (loss)	(11,624)	4,984

Other income (expense):
Interest expense	(51)	(84)
Interest income	264	832
Other, net	108	39

Total other income	321	787

Income (loss) before provision for income taxes	(11,303)	5,771
Provision for income taxes	—	(346)

Net income (loss)	$(11,303)	$5,425

Net income (loss) per share:
Basic	$(0.40)	$0.23

Diluted	$(0.40)	$0.22

Weighted average common shares outstanding:
Basic	28,565	23,786
Diluted	28,565	25,133

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,

	2002	2001

Operating activities:
Net income (loss)	$(11,303)	$5,425
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,696	1,366
Amortization of intangible assets	290	—
Amortization of deferred stock-based compensation	601	—
Changes in assets and liabilities:
Accounts receivable	(3,079)	11,835
Inventories	(61)	2,483
Other assets	(45)	248
Liabilities	1,320	(19,472)

Net cash provided (used) by operating activities	(10,581)	1,885

Investing activities:
Purchases of property and equipment	(593)	(1,620)
(Purchase) sale of short-term investments	(8,997)	4,340
Other	(378)	(130)

Net cash provided (used) by investing activities	(9,968)	2,590

Financing activities:
Proceeds from issuance of common stock	835	1,139
Principal payments under capital lease obligations	—	(28)

Net cash provided by financing activities	835	1,111

Effect of exchange rates on cash	410	(59)

Net increase (decrease) in cash and cash equivalents	(19,304)	5,527
Cash and cash equivalents at beginning of period	46,484	55,725

Cash and cash equivalents at end of period	$27,180	$61,252

Supplementary disclosures:
Cash paid for interest	$10	$57

Cash paid for taxes	$35	$2,445

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

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The balance sheets as of June 30, 2002 and March 31, 2002 have been restated for the impact of the items above.

      The following table outlines the balance sheet impact of these adjustments as of June 30, 2002 and March 31, 2002:

	June 30, 2002		March 31, 2002

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(In thousands)		(In thousands)
Accounts receivable, net	$19,664	$18,714	$16,585	$15,635
Inventories	33,899	34,738	33,838	34,677
Other current assets	3,456	3,444	3,427	3,415
Total current assets	105,771	105,648	112,909	112,786
Total assets	193,632	193,509	201,769	201,646
Accrued warranty costs	1,459	1,434	1,802	1,777
Deferred revenue	11,212	12,022	8,683	9,493
Total current liabilities	32,359	33,144	30,988	31,773
Total liabilities	34,682	35,467	33,362	34,147
Accumulated deficit	(159,720)	(160,628)	(148,417)	(149,325)
Total stockholders’ equity	158,950	158,042	168,407	167,499
Total liabilities and stockholders’ equity	193,632	193,509	201,769	201,646

3. Inventories

      Inventories are summarized as follows (in thousands):

	June 30,	March 31,
	2002	2002

	(As Restated)
Purchased materials	$11,850	$11,172
Systems in process	14,975	12,657
Finished systems	7,913	10,848

	$34,738	$34,677

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

5. Change in Accounting Principle

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

	June 30,

	2002	2001

Common stock subject to repurchase (unvested)	6	—
Common stock held in escrow account	541	—
Stock options	4,861	1,071
Warrants	110	—

      For the three months ended June 30, 2002 and 2001, anti-dilutive stock options have a weighted average exercise price of $16.81 and $21.67, respectively. The warrants outstanding at June 30, 2002 that we excluded from the above calculation had a weighted average exercise price of $3.72.

7. Recently Issued Accounting Statements

      On January 16, 2002, we adopted the non-amortization provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, “Business Combinations;” 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles using the discounted cash flows method. We have completed the goodwill impairment test as of the beginning of fiscal 2003, and the results of that test indicated that our goodwill and other intangible assets are not impaired. Intangible assets include developed technology, development contract and trade name and are being amortized on a straight-line basis over the estimated useful lives of two to five years. No changes were made to the useful lives of amortizable intangible assets or reclassifications made in

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the adoption of SFAS No. 142. Components of intangible assets were as follows (in thousands):

	June 30, 2002		March 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets
Developed technology	$890	$(202)	$890	$(92)
Development contract	2,590	(237)	2,590	(107)
Trade name	990	(90)	990	(40)

Intangible assets	$4,470	$(529)	$4,470	$(239)

Goodwill	$65,865	$—	$65,865	$—

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

      KLA-Tencor is seeking damages and an injunction to stop the sale of the equipment they allege uses this aspect. On February 25, 2002, Sensys answered KLA-Tencor’s complaints by denying the material allegations and asserting declaratory judgment counterclaims. KLA-Tencor filed its reply on March 22, 2002. A case management conference was held on July 11, 2002. Discovery cut-off was set for August 4, 2003 but a trial date has not been set. We believe none of the current Sensys products infringes any of the claims of KLA-Tencor’s patent. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

      On April 22, 2002, we filed a patent infringement suit against Boxer Cross Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer Cross’ BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against Jenoptik, AG, in 1994. The earlier court rulings led to Jenoptik’s withdrawal from the U.S. market. On April 26, 2002, we moved for a preliminary injunction to enjoin and prohibit Boxer Cross from making, using, importing, selling, or offering for sale its BX-10 during the pendency of the lawsuit. A hearing on Therma-Wave’s motion is scheduled for August 12, 2002, and discovery related to the motion is ongoing. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to Therma-Wave’s complaint and asserted various affirmative defenses to Therma-Wave’s claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma-Wave’s Therma-Probe product infringed upon certain patents owned by Boxer Cross and also raising claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. A case management conference is scheduled for August 26, 2002. No discovery cut-off or trial dates have been set. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Balance			Balance
	March 31, 2002	Additions	Utilized	June 30, 2002

Severance	$184	$—	$(64)	$120
Other	117	9	(65)	61

	$301	$9	$(129)	$181

10. Subsequent Event

      On August 1, 2002, the Company’s Board of Directors approved a stock repurchase program for the repurchase of up to 1 million shares of Therma-Wave’s common stock. The Company has subsequently repurchased 347,400 shares of common stock at an average price of $2.40 per share.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q/A contains forward-looking statements as that term is defined in the Private Securities Reform Act of 1995, which are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The words “believe,” “expect,” “anticipate,” “intend” and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Statements relating to our ability to manage our costs and reduce operating expenses, sustain our operations and cash position in an extended global economic downturn, continue the successful development and introduction of new products and improvement of current products, continue to smoothly integrate Sensys into our operation and trends in our financial performance are all based on current expectations. Such statements are subject to risks, uncertainties, and changes in conditions, particularly those related to industry performance in the current severe industry and economic downturn, political unrest, foreign currency exchange rates, activities and potential successes of competitors and competing products and other risks, some of which are detailed in documents filed with the Securities and Exchange Commission, including specifically Exhibit 99.1 to the company’s amended Annual Report on Form 10-K/A for the year ended March 31, 2002. See also the discussion of forward-looking statements related to market risk in the first paragraph of Item 3 below. The company undertakes no obligation to update the information in this Quarterly Report on Form 10-Q/A.

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

      Opti-Probe CD Product Family. Opti-Probe CD systems measure the lateral dimensions, or “critical dimensions”, or CD, using a revolutionary, nondestructive technique based on spectroscopic ellipsometry. These systems are capable of providing CD metrology for the smallest features of the next several generations of ICs.

      Sensys and Integra Product Family. The Sensys and Integra line of integrated metrology products are a broad-based family of compact metrology “modules” which are installed and function inside an IC process system, such as an etching system or CVD deposition system, to provide metrology on each wafer before it exits the process tool. In January 2002, we acquired Sensys Instruments Corporation, or Sensys, a developer of integrated metrology systems. We are now merging our Integra product line with the Sensys product family.

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

(2) Product revenues of $760,000 and related cost of goods sold of $499,000 (including $10,000 of warranty and installation costs), related to two tools, which were originally recognized in the quarter ended March 31, 2002 are being restated to defer the recognition of the revenue and related cost of goods sold for one of the tools until the quarter ended September 30, 2002 ($360,000 of revenue and related inventory cost of the tool of $152,000) and for the other tool revenue has not been recognized ($400,000) and the cost of the tool ($337,000) is included in inventory. This change relates to shipments made to a distributor that did not have the ability to pay independent of completing the ultimate sale to the end customer.

      As a result of the above, we have restated our financial reports for the quarterly periods ended September 30, 2001, December 31, 2001, June 30, 2002 and September 30, 2002, and the year ended March 31, 2002, all of which were affected by the above revenue transactions. However, we do not believe these adjustments have a material impact on our financial position as of March 31, 2002. No adjustments related to non-compliance with the company’s expense reimbursement policies were required as unauthorized amounts were expensed at the time they were incurred and are not deemed recoverable from the former employees.

Results of Operations

      The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three months ended June 30, 2002 and 2001 were derived from our unaudited condensed consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

	Three Months
	Ended June 30,

	2002	2001

Net revenues	100.0%	100.0%
Cost of revenues	79.4	53.3

Gross profit	20.6	46.7

Operating expenses:
Research and development	53.5	18.5
Selling, general and administrative	40.9	15.0
Stock-based compensation	4.0	—

Total operating expenses	98.4	33.5

Operating income (loss)	(77.8)	13.2

Other income (expense):
Interest expense	(0.3)	(0.2)
Interest income	1.8	2.2
Other, net	0.7	0.1

Total other income	2.2	2.1

Income (loss) before provision for income taxes	(75.6)	15.3
Provision for income taxes	—	(1.0)

Net income (loss)	(75.6)%	14.3%

      Comparisons of the three months ended June 30, 2002 as compared to the three months ended March 31, 2002, as restated.

      Net Revenues. Net revenues for the fiscal quarter ended June 30, 2002 were $14.9 million. Compared to the fourth quarter of fiscal 2002, net revenues increased $2.5 million, or 20.5%, from $12.4 million. Net revenues decreased $22.9 million, or 60.5%, from $37.8 million in the same fiscal quarter of the prior year. The decrease in revenues was primarily the result of capital spending reductions by our customers due to the downturn of the semiconductor industry and the weakness of the global economy.

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

      Gross Profit. Gross profit for the first quarter of fiscal 2003 was $3.1 million, an increase of $13.7 million, from a loss of $10.6 million in the previous fiscal quarter. Compared to the same quarter of fiscal 2002, gross profit decreased $14.6 million or 82.6%. As a percentage of net revenues, gross margin for the current quarter was 20.6%, compared to (85.5)% for last fiscal quarter and 46.7% for the same quarter of last fiscal year. The significant change of gross profit from the previous fiscal quarter is primarily due to a $12.2 million non-recurring inventory charge recorded in the fourth quarter of fiscal 2002. The significant decrease of gross profit from the same quarter of fiscal 2002 is primarily due to our substantially lower revenue and production volume.

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

      Net Income (Loss). The combination of all the factors discussed above contributed to a net loss of $11.3 million for the first quarter of fiscal 2003, compared with net loss of $40.8 million in the prior fiscal quarter and net income of $5.4 million in the same quarter of last fiscal year.

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

      During the 90-day period prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation and the investigation discussed in Note 2 of the financial statements entitled “Restatement of Financial Results,” a material weakness has been identified relating to controls surrounding evaluating and reporting revenue transactions, particularly in the Asia/ Pacific region. As a result, we have implemented or are in the process of implementing the following changes or additions to our internal controls and procedures, among others:

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

PART II. — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) The following exhibits are included herein:

Exhibit
Number	Description

10.39	Form of Stock Option Agreement under the 2000 Equity Incentive Plan(1)
99.1	Risk Factors.(2)
99.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit in the Company’s originally filed Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 000-26911)

(2)	Incorporated by reference to the same numbered exhibit in the Company’s amended Annual Report on Form 10-K/ A for the period ended March 31, 2002 (File No. 000-26911)

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

/s/ L. RAY CHRISTIE

L. Ray Christie
Chief Financial Officer

May 5, 2003

EXHIBIT INDEX

Exhibit
Number	Description

10.39	Form of Stock Option Agreement under the 2000 Equity Incentive Plan.(1)
99.1	Risk Factors.(2)
99.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit in the Company’s originally filed Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 000-26911)

(2)	Incorporated by reference to the same numbered exhibit in the Company’s amended Annual Report on Form 10-K/ A for the period ended March 31, 2002 (File No. 000-26911)