Form 10-Q/A
period 2002-09-29
THERMA WAVE INC
filed 2003-05-05
CIK 828119

________________________________________________________________________________

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

PART I.     FINANCIAL INFORMATION

Explanatory note regarding this amendment on Form 10-Q/ A

This quarterly report on Form 10-Q/ A is being filed as a result of the restatement of our unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2001, December 31, 2001, June 30, 2002 and September 30, 2002 and the year ended March 31, 2002 as further described in Note 2 — Restatement of Financial Results of this Form 10-Q/ A. This report still speaks as of the original filing date and, as expressly stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	March 31,
	2002	2002

	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$25,979	$46,484
Short-term investments	13,565	12,575
Accounts receivable, net	14,565	15,635
Inventories	29,719	34,677
Other current assets	1,963	3,415

Total current assets	85,791	112,786
Property and equipment, net	11,784	14,041
Goodwill and intangible assets, net	2,538	70,096
Other assets	4,753	4,723

Total assets	$104,866	$201,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,701	$6,297
Accrued warranty costs	949	1,777
Deferred revenue	11,911	9,493
Income tax payable	4,892	4,903
Other current liabilities	9,469	9,303

Total current liabilities	34,922	31,773
Long term debt	16	16
Other liabilities	2,047	2,358

Total liabilities	36,985	34,147

Stockholders’ equity:
Common stock	293	291
Treasury stock	(846)	—
Additional paid-in capital	322,434	321,466
Notes receivable from stockholders	(196)	(200)
Accumulated deficit	(250,514)	(149,325)
Accumulated other comprehensive loss	(1,426)	(1,790)
Deferred stock-based compensation	(1,864)	(2,943)

Total stockholders’ equity	67,881	167,499

Total liabilities and stockholders’ equity	$104,866	$201,646

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(As Restated)		(As Restated)
Net revenues
Product	$5,688	$16,360	$15,398	$50,060
Service and parts	5,257	4,300	10,496	8,421

Total net revenues	10,945	20,660	25,894	58,481
Cost of revenues	17,969	12,739	29,840	32,888

Gross profit	(7,024)	7,921	(3,946)	25,593

Operating expenses:
Research and development	8,108	6,533	16,103	13,514
Selling, general and administrative	6,659	4,921	12,780	10,628
Impairment of goodwill and other intangible assets	66,977	—	66,977	—
Severance charge	1,165	377	1,165	377
Stock-based compensation	466	—	1,052	—

Total operating expenses	83,375	11,831	98,077	24,519

Operating income (loss)	(90,399)	(3,910)	(102,023)	1,074

Other income (expense):
Interest expense	(51)	(23)	(102)	(107)
Interest income	501	751	765	1,583
Other, net	63	(12)	171	27

Total other income	513	716	834	1,503

Income (loss) before income tax benefit	(89,886)	(3,194)	(101,189)	2,577
Income tax benefit	—	346	—	—

Net income (loss)	$(89,886)	$(2,848)	$(101,189)	$2,577

Net income (loss) per share:
Basic	$(3.16)	$(0.12)	$(3.55)	$0.11

Diluted	$(3.16)	$(0.12)	$(3.55)	$0.10

Weighted average common shares outstanding:
Basic	28,480	23,968	28,525	23,902
Diluted	28,480	23,968	28,525	25,188

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	September 30,

	2002	2001

	(As Restated)
Operating activities:
Net income (loss)	$(101,189)	$2,577
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,459	2,468
Amortization of intangible assets	581	—
Amortization of deferred stock-based compensation	1,079	—
Impairment of goodwill and other intangible assets	66,977	—
Inventory charge	7,425	—
Changes in assets and liabilities:
Accounts receivable	1,070	18,614
Inventories	(2,467)	2,342
Other assets	1,658	441
Liabilities	2,838	(24,704)

Net cash provided (used) by operating activities	(18,569)	1,738

Investing activities:
Purchases of property and equipment	(821)	(1,757)
(Purchase) sale of short-term investments	(990)	679
Other	(617)	(358)

Net cash used by investing activities	(2,428)	(1,436)

Financing activities:
Proceeds from issuance of common stock	970	2,228
Proceeds from note receivable from stockholder	4	—
Purchase of treasury stock	(846)	—
Principal payments under capital lease obligations	—	(56)

Net cash provided by financing activities	128	2,172

Effect of exchange rates on cash	364	247

Net increase (decrease) in cash and cash equivalents	(20,505)	2,721
Cash and cash equivalents at beginning of period	46,484	55,725

Cash and cash equivalents at end of period	$25,979	$58,446

Supplementary disclosures:
Cash paid for interest	$32	$57

Cash paid for taxes	$129	$2,453

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

      The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on March 30, 2003. Certain costs and expenses in the six months ended September 29, 2001 have been reclassified to conform to the presentation in the three months ended September 29, 2002.

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

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Product revenues of $760,000 and related cost of goods sold of $499,000 (including $10,000 of warranty and installation costs), related to two tools, which were originally recognized in the quarter ended March 31, 2002, are being restated to defer the recognition of the revenue and related cost of goods sold for one of the tools until the quarter ended September 30, 2002 ($360,000 of revenue and related inventory cost of the tool of $152,000) and for the other tool revenue has not been recognized ($400,000) and cost of the tool $(337,000) is included in inventory. This change relates to shipments made to a distributor that did not have the ability to pay independent of completing the ultimate sale to the end customer.

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

      The three and six month periods ended September 30, 2002 and 2001, respectively, and the balance sheets as of September 30, 2002 and March 31, 2002 have been restated for the impact of the items above.

      The following table outlines the impact of these adjustments on operating results:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	September 30, 2002		September 30, 2001		September 30, 2002		September 30, 2001

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated	Reported	As Restated

	(In thousands)		(In thousands)		(In thousands)		(In thousands)
Net revenues Product	$5,433	$5,688	$17,360	$16,360	$15,143	$15,398	$51,060	$50,060
Total net revenues	10,690	10,945	21,660	20,660	25,639	25,894	59,481	58,481
Cost of revenues	17,808	17,969	13,106	12,739	29,679	29,840	33,255	32,888
Gross profit	(7,118)	(7,024)	8,554	7,921	(4,040)	(3,946)	26,226	25,593
Operating income (loss)	(90,493)	(90,399)	(3,277)	(3,910)	(102,117)	(102,023)	1,707	1,074
Income (loss) before income tax benefit	(89,980)	(89,886)	(2,561)	(3,194)	(101,283)	(101,189)	3,210	2,577
Net income (loss)	(89,980)	(89,886)	(2,215)	(2,848)	(101,283)	(101,189)	3,210	2,577
Basic net income (loss) per share	(3.16)	(3.16)	(0.09)	(0.12)	(3.55)	(3.55)	0.13	0.11
Diluted net income (loss) per share	(3.16)	(3.16)	(0.09)	(0.12)	(3.55)	(3.55)	0.13	0.10

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table outlines the balance sheet impact of these adjustments as of September 30, 2002 and March 31, 2002:

	September 30, 2002		March 31, 2002

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(In thousands)		(In thousands)
Accounts receivable, net	$15,115	$14,565	$16,585	$15,635
Inventories	29,032	29,719	33,838	34,677
Other current assets	1,970	1,963	3,427	3,415
Total current assets	85,661	85,791	112,909	112,786
Total assets	104,736	104,866	201,769	201,646
Accrued warranty costs	960	949	1,802	1,777
Deferred revenue	10,956	11,911	8,683	9,493
Total current liabilities	33,978	34,922	30,988	31,773
Total liabilities	36,041	36,985	33,362	34,147
Accumulated deficit	(249,700)	(250,514)	(148,417)	(149,325)
Total stockholders’ equity	68,695	67,881	168,407	167,499
Total liabilities and stockholders’ equity	104,736	104,866	201,769	201,646

3.	Inventories

      Inventories are summarized as follows (in thousands):

	September 30,	March 31,
	2002	2002

	(As Restated)
Purchased materials	$5,926	$11,172
Systems in process	13,524	12,657
Finished systems	10,269	10,848

	$29,719	$34,677

4.	Comprehensive Income (Loss)

      Comprehensive income (loss) consists of net income (loss) for the period and the change in accumulated foreign currency translation adjustments during the period. For the quarters ended September 30, 2002 and 2001, comprehensive income (loss) amounted to approximately $(89.9) million (as restated) and $(2.6) million (as restated), respectively. For the six months ended September 30, 2002 and 2001, comprehensive income (loss) amounted to approximately $(100.8) million (as restated) and $2.8 million (as restated), respectively.

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

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	September 30,

	2002	2001

Common stock subject to repurchase (unvested)	—	183
Common stock held in escrow account	541	—
Stock options	5,025	1,378
Warrants	79	—

      For the three months ended September 30, 2002 and 2001, anti-dilutive stock options have a weighted average exercise price of $12.52 and $20.13, respectively. The warrants outstanding at September 30, 2002 that we excluded from the above calculation had a weighted average exercise price of $3.68.

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

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair market value of intangible assets after the impairment adjustments (see Note 8) will be amortized on a straight-line basis over the remaining estimated useful lives of 16 to 52 months. Components of intangible assets were as follows (in thousands):

	September 30, 2002		March 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets
Developed technology	$314	$(314)	$890	$(92)
Development contract	2,416	(366)	2,590	(107)
Trade name	628	(140)	990	(40)

Intangible assets	$3,358	$(820)	$4,470	$(239)

Goodwill	$—	$—	$65,865	$—

      The changes in the carrying value of goodwill for the six months ended September 30, 2002 are as follows:

Balance as of March 31, 2002	$65,865
Impairment in second quarter of fiscal 2003	(65,865)

Balance as of September 30, 2002	$—

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

      In September 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact the recognition of costs under our existing programs. Adoption of this standard is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

8.	Impairment of Goodwill and Intangible Assets

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

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

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

      On April 22, 2002, we filed a patent infringement suit against Boxer Cross Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer Cross’ BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against Jenoptik, AG, in 1994. The earlier court rulings led to Jenoptik’s withdrawal from the U.S. market. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to Therma-Wave’s complaint and asserted various affirmative defenses to Therma-Wave’s claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma-Wave’s Therma-Probe product infringed upon certain patents owned by Boxer Cross and also raised claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. We replied to Boxer Cross’s counterclaims, denying the material allegations and asserting declaratory judgment counterclaims. At the September 16, 2002 case management conference, the Court scheduled a Markman claim construction hearing on our patents-in-suit for December 9, 2002. No discovery or trial date has been set. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

      We are involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our business or financial condition.

10.	Severance Charge

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

      All expenses were paid out or are expected to be paid out in cash with the remaining balance expected to be paid out by March 31, 2003. Changes in the accrued expenses relating to reductions in force are summarized in thousands as follows:

	Balance			Balance
	March 31, 2002	Additions	Utilized	September 30, 2002

Severance	$301	$1,165	$(633)	$833

11.     Treasury Stock

      On August 1, 2002, the Company’s Board of Directors announced a stock repurchase program for the repurchase of up to 1 million shares of Therma-Wave’s common stock. The Company has repurchased 347,400 shares of common stock at an average price of $2.40 per share in the quarter ended September 30, 2002.

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

General

      We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high yields on the production lines, reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our metrology systems are used in all sections of the semiconductor fabrication plant, or fab, to control the wafer fabrication processes. Examples of wafer fab processes, in which our metrology systems supply key information, are photoresist processing to support lithography, deposition of insulator and conductor films, patterned removal, or “etching”, of insulator and conductor films, ion implantation and chemical mechanical planarization. We currently sell four product families of process control metrology systems: Therma-Probe® systems, Opti-Probe® systems, Opti-Probe Real-Time/ Critical DimensionsTM systems, and IntegraTM and Sensys integrated metrology systems.

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

      Opti-Probe Real-Time/ Critical DimensionsTM Product Family. Opti-Probe Real-Time/ Critical Dimension systems measure the lateral dimensions, or “critical dimensions”, or CD, using our real time critical dimensions software and a revolutionary, nondestructive technique based on spectroscopic ellipsometry. These systems are capable of providing CD metrology for the smallest features of the next several generations of integrated circuits, or IC’s.

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

      As a result of the matters noted above, management conducted a detailed review of revenue recognition with the assistance of the company’s independent accountants. The additional review undertaken by management resulted in the revenue and related costs (including associated warranty and installation costs) for three transactions to be restated as follows:

(1) Product revenues of $1,000,000 and related cost of goods sold of $367,000, which were originally recognized in the quarter ended September 30, 2001 are being restated to defer the recognition of the revenue and cost of goods sold related to this sale until the quarter ended March 31, 2003. Changes in the original terms of arrangement between the company and its customer were made just subsequent to the date of original revenue recognition and provided for the completion of additional services. These services were not completed until the quarter ended March 31, 2002.

(2) Product revenues of $760,000 and related cost of goods sold of $499,000 (including $10,000 of warranty and installation costs) related to two tools, which were originally recognized in the quarter ended March 31, 2002, are being restated to defer the recognition of the revenue and related cost of goods sold for one of the tools until the quarter ended September 30, 2002 ($360,000 of revenue and related inventory cost of the tool of $152,000) and for the other tool revenue has not been recognized ($400,000) and cost of the tool ($337,000) is included in inventory. This change relates to shipments made to a distributor that did not have the ability to pay independent of completing the ultimate sale to the end customer.

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

      During the quarter ended September 30, 2002, our critical accounting policies and estimates have not changed as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

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

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(As Restated)		(As Restated)
Net revenues
Product	52.0%	79.2%	59.5%	85.6%
Service and parts	48.0	20.8	40.5	14.4

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues	164.2	61.7	115.2	56.2

Gross profit	(64.2)	38.3	(15.2)	43.8

Operating expenses:
Research and development	74.1	31.6	62.2	23.1
Selling, general and administrative	60.8	23.8	49.4	18.2
Impairment of goodwill and other intangible assets	611.9	—	258.7	—
Severance charge	10.7	1.8	4.5	0.6
Stock-based compensation	4.3	—	4.0	—

Total operating expenses	761.8	57.2	378.8	41.9

Operating income (loss)	(826.0)	(18.9)	(394.0)	1.9

Other income (expense):
Interest expense	(0.5)	(0.1)	(0.4)	(0.2)
Interest income	4.6	3.6	3.0	2.7
Other, net	0.6	(0.1)	0.6	—

Total other income	4.7	3.4	3.2	2.5

Income (loss) before income tax benefit	(821.3)	(15.5)	(390.8)	4.4
Income tax benefit	—	1.7	—	—

Net income (loss)	(821.3)%	(13.8)%	(390.8)%	4.4%

      Comparisons of the three and six months ended September 30, 2002 compared to the three and six months ended September 30, 2001, as restated.

      Net Revenues. Net revenues for the fiscal quarter ended September 30, 2002 were $10.9 million. Compared to the first quarter of fiscal 2003, net revenues decreased $4.0 million, or 26.8%, from $14.9 million. Net revenues decreased $9.7 million, or 47.0%, from $20.7 million in the same fiscal quarter of the prior year.

For the six months ended September 30, 2002, net revenues were $25.9 million, a decrease of $32.6 million, or 55.7%, from $58.5 million in the comparable period of the prior year. The decrease in revenues was primarily the result of capital spending reductions by our customers due to the downturn of the semiconductor industry and the weakness of the global economy.

      The following table summarizes our revenues in different categories as a percentage of total net revenues for the periods indicated.

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(As Restated)		(As Restated)
Net revenues
System	52%	79%	59%	86%
Service and parts	48	21	41	14

Total net revenues	100%	100%	100%	100%

      International sales accounted for approximately 67% and 57% of our total net revenues for the three months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002 and 2001, respectively, international sales accounted for approximately 73% and 58% of our total net revenues. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Taiwan, Japan, China, Korea, and Europe, such conditions could negatively impact our international sales in future periods.

      Gross Profit (Loss). Gross loss for the second quarter of fiscal 2003 was $(7.0) million, a decrease of $10.1 million, from a gross profit of $3.1 million in the previous fiscal quarter. Compared to the same quarter of fiscal 2002, gross profit decreased $14.9 million. As a percentage of net revenues, gross margin for the current quarter was (64.2)%, compared to 20.6% for last fiscal quarter and 38.3% for the same quarter of last fiscal year. For the six months ended September 30, 2002, gross loss was $(3.9) million, a decrease of $29.5 million, or 115.4%, from $25.6 million in the comparable period of the prior year. As a percentage of net revenues, gross margin for the current six months was (15.2)%, compared to 43.8% in the comparable period of the prior year. The change of gross profit from the previous fiscal quarter is primarily due to a $7.4 million charge associated with additional reserves for obsolete and excess inventory and lower net revenues and production volume. The significant decrease of gross profit from the same quarter of fiscal 2002 is primarily due to our substantially lower net revenues and production volume as well as a $7.4 million charge associated with additional reserves for obsolete and excess inventory. The change of gross profit from the six months ended September 30, 2002 to the six months ended September 30, 2001 is primarily due to the above mentioned $7.4 million inventory charge and lower net revenues and production volume.

      Research and Development, or R&D, Expenses. R&D expenses for the second quarter of fiscal 2003 were $8.1 million, an increase of 1.4% from the prior quarter and an increase of 24.1% from the same quarter of last fiscal year. For the six months ended September 30, 2002, R&D expenses were $16.1 million, an increase of $2.6 million, or 19.2%, from $13.5 million in the comparable period of the prior year. The increase of R&D expenses was primarily due to legal expenses related to patent litigation in the second quarter of fiscal 2003 and higher depreciation expenses for the six months ended September 30, 2002. Our reduction in force programs during the second quarter of fiscal 2003 reduced headcount in R&D functions but we expect to continue to commit significant resources to the development of new advanced metrology products of precision performance at higher wafer throughputs.

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

      Stock-Based Compensation. As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expense was $0.5 million, or 4.3% of revenue, for the quarter ended September 30, 2002. For the six months ended September 30, 2002, the amortization expense was $1.1 million, or 4.0% of revenue. We had no similar expenses for the same period of last fiscal year.

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

      Net Income (Loss). The combination of all the factors discussed above contributed to a net loss of $89.9 million for the second quarter of fiscal 2003, compared with net loss of $11.3 million in the prior fiscal quarter and net loss of $2.8 million in the same quarter of last fiscal year. For the six months ended September 30, 2002, net loss was $101.2 million, a decrease of $103.8 million, from net income of $2.6 million in the comparable period of the prior year.

Liquidity and Capital Resources

      Our principal liquidity requirements are for working capital. Over the last three fiscal years, we have funded our operating activities principally from funds generated from operations and net proceeds from an initial public offering.

      Cash flows provided (used) by operating activities were $(18.6) million and $1.7 million for the first six months of fiscal 2003 and 2002, respectively. The decrease in cash flows provided by operating activities from fiscal year 2002 to 2003 was mainly due to our net loss, exclusive of non-cash charges, in the first six months of fiscal year 2003.

      Cash flows provided (used) by investing activities were $(2.4) million and $(1.4) million for the first six months of fiscal 2003 and 2002, respectively. The decrease in cash flows provided by investing activities is primarily due to an increase in the purchase of short-term investments in the first six months of fiscal year 2003. Purchases of property and equipment were $0.8 million and $1.8 million for the first six months of fiscal 2003 and 2002, respectively.

      Cash flows provided by financing activities were $0.1 million and $2.2 million for the first six months of fiscal 2003 and 2002, respectively. Cash was generated from the exercise of stock options and warrants and the issuance of common stock under our employee stock purchase plan.

      In June 2001, we entered into a $10.0 million loan and security agreement with Comerica Bank. In December 2001, we amended this bank credit facility. As a result of the amendment, the credit extension limit was increased to $13.5 million. The amended bank credit facility allows us to borrow money bearing interest either at a floating rate per annum equal to the prime rate or at a rate per annum equal to LIBOR plus 2.0%. We may request advances in an aggregate outstanding amount not to exceed the lesser of $13.5 million or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility are secured by substantially all of our assets. The existing amended Comerica bank credit facility matures on June 30, 2004. We currently have a $3.5 million standby letter of credit as required by the lessor of our building. During the quarter ended September 30, 2002, we violated the loss covenants related to the $10.0 million of unused bank credit facility. The bank has provided a proposed amendment which would change the covenants to allow the loss incurred during the quarter and amend certain other covenants and conditions going forward. We are currently reviewing the bank’s proposal.

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

PART II. — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)     The following exhibits are included herein:

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Therma-Wave.(1)
10.26.2	Amendment No. 2 to the 2000 Employee Stock Purchase Plan.(1)
10.40	Separation Agreement and General Release of Claims, dated as of August 13, 2002, by and between Therma-Wave, Inc. and Robert G. Ozarski.
10.41	Amendment, dated September 5, 2002, to the Separation Agreement and General Release of Claims, dated as of August 13, 2002, by and between Therma-Wave, Inc. and Robert G. Ozarski.
99.1	Risk Factors.(2)
99.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit in the Company’s originally filed Quarterly Report on Form 10-Q for the period ended September 29, 2002, filed on November 13, 2002 (File No. 000-26911)

(2)	Incorporated by reference to the same numbered exhibit in the Company’s amended Annual Report on Form 10-K/ A for the period ended March 31, 2002 (File No. 000-26911)

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

/s/ L. RAY CHRISTIE

L. Ray Christie
Chief Financial Officer

May 5, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Therma-Wave.(1)
10	.26.2	Amendment No. 2 to the 2000 Employee Stock Purchase Plan.(1)
10.40		Separation Agreement and General Release of Claims, dated as of August 13, 2002, by and between Therma-Wave, Inc. and Robert G. Ozarski.
10.41		Amendment, dated September 5, 2002, to the Separation Agreement and General Release of Claims, dated as of August 13, 2002, by and between Therma-Wave, Inc. and Robert G. Ozarski.
99.1		Risk Factors.(2)
99.2		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit in the Company’s originally filed Quarterly Report on Form 10-Q for the period ended September 29, 2002, filed on November 13, 2002 (File No. 000-26911)

(2)	Incorporated by reference to the same numbered exhibit in the Company’s amended Annual Report on Form 10-K/A for the period ended March 31, 2002 (File No. 000-26911)