Form 10-Q
period 2002-12-29
THERMA WAVE INC
filed 2003-05-05
CIK 828119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐          NO ☑

      Indicate the number of shares of the issuer’s class of common stock, as of the latest practical date:

Class	Outstanding as of April 30, 2003

Common stock, $.01 par value	29,359,413

THERMA-WAVE, INC.

Explanatory note regarding the late filing of this Form 10-Q

      This quarterly report on Form 10-Q is being filed late as a result of the restatement of our condensed consolidated financial statements for the quarterly periods ended September 30, 2001, December 31, 2001, June 30, 2002 and September 30, 2002 and the year ended March 31, 2002.

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$22,016	$46,484
Short-term investments	4,572	12,575
Accounts receivable, net	9,712	15,635
Inventories	28,059	34,677
Other current assets	1,290	3,415

Total current assets	65,649	112,786
Property and equipment, net	10,859	14,041
Goodwill and intangible assets, net	2,390	70,096
Other assets	4,869	4,723

Total assets	$83,767	$201,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,372	$6,297
Accrued warranty costs	732	1,777
Deferred revenue	9,352	9,493
Income tax payable	4,892	4,903
Other current liabilities	8,242	9,303

Total current liabilities	26,590	31,773
Long term debt	—	16
Other liabilities	2,058	2,358

Total liabilities	28,648	34,147

Stockholders’ equity:
Common stock	293	291
Treasury stock	(848)	—
Additional paid-in capital	322,352	321,466
Notes receivable from stockholders	(196)	(200)
Accumulated deficit	(263,804)	(149,325)
Accumulated other comprehensive loss	(1,305)	(1,790)
Deferred stock-based compensation	(1,373)	(2,943)

Total stockholders’ equity	55,119	167,499

Total liabilities and stockholders’ equity	$83,767	$201,646

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net revenues
Product	$4,789	$6,401	$20,188	$56,461
Service and parts	5,460	4,653	15,956	13,074

Total net revenues	10,249	11,054	36,144	69,535
Cost of revenues	10,233	9,522	40,074	42,410

Gross profit (loss)	16	1,532	(3,930)	27,125

Operating expenses:
Research and development	6,872	7,643	22,975	21,157
Selling, general and administrative	6,097	5,213	18,877	15,841
Impairment of goodwill and other intangible assets	—	—	66,977	—
Severance charge	35	30	1,200	407
Stock-based compensation	359	—	1,411	—

Total operating expenses	13,363	12,886	111,440	37,405

Operating loss	(13,347)	(11,354)	(115,370)	(10,280)

Other income (expense):
Interest expense	(52)	(70)	(154)	(177)
Interest income	118	449	883	2,032
Other, net	(9)	8	162	36

Total other income	57	387	891	1,891

Loss before income tax benefit	(13,290)	(10,967)	(114,479)	(8,389)
Income tax benefit	—	—	—	—

Net loss	$(13,290)	$(10,967)	$(114,479)	$(8,389)

Net loss per share:
Basic	$(0.47)	$(0.45)	$(4.02)	$(0.35)

Diluted	$(0.47)	$(0.45)	$(4.02)	$(0.35)

Weighted average common shares outstanding:
Basic	28,404	24,114	28,485	23,995
Diluted	28,404	24,114	28,485	23,995

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,

	2002	2001

Operating activities:
Net loss	$(114,479)	$(8,389)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,499	3,836
Amortization of intangible assets	1,315	—
Amortization of deferred stock-based compensation	1,449	—
Impairment of goodwill and other intangible assets	66,977	—
Inventory charge	7,425	—
Loss on disposal of fixed assets	55	—
Issuance of treasury stock in connection with payment of consulting services	50	—
Changes in assets and liabilities:
Accounts receivable	5,923	25,984
Inventories	(807)	1,834
Other assets	2,243	(379)
Liabilities	(5,499)	(27,833)

Net cash used by operating activities	(30,849)	(4,947)

Investing activities:
Purchases of property and equipment	(1,372)	(2,034)
(Purchase) sale of short-term investments	8,003	1,525
Other	(850)	(619)

Net cash provided (used) by investing activities	5,781	(1,128)

Financing activities:
Proceeds from issuance of common stock	1,049	2,291
Proceeds from note receivable from stockholders	4	—
Purchase of treasury stock	(938)	—
Principal payments under capital lease obligations	—	(65)

Net cash provided by financing activities	115	2,226

Effect of exchange rates on cash	485	(153)

Net decrease in cash and cash equivalents	(24,468)	(4,002)
Cash and cash equivalents at beginning of period	46,484	55,725

Cash and cash equivalents at end of period	$22,016	$51,723

Supplementary disclosures:
Cash paid for interest	$42	$77

Cash paid for taxes	$130	$2,466

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 2002, and the operating results and cash flows for the three and nine months ended December 31, 2002 and 2001. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2002.

      The Company has sustained significant losses for the last four quarters. The Company expects to limit its capital spending to essential items and to make further operating expense reductions, as discussed in Note 11, Subsequent Events. The Company believes that its existing capital will be sufficient to fund its operations and its capital investments for at least the next twelve months. No assurance can be given, however, that this will be the case. The Company may require additional equity or debt financing to meet its working capital requirements or to fund its research and development activities. The financing activities may involve substantial dilution to the Company’s stockholders, restrictive covenants, or high interest costs. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.

      The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on March 30, 2003. Certain costs and expenses in the three and nine months ended December 31, 2001 have been reclassified to conform to the presentation in the three months ended December 29, 2002.

      The third quarters of fiscal years 2003 and 2002 and the entire fiscal year 2002 ended on December 29, 2002, December 30, 2001 and March 31, 2002, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.

2.     Inventories

      Inventories are summarized as follows (in thousands):

	December 31,	March 31,
	2002	2002

Purchased materials	$3,148	$11,172
Systems in process	15,144	12,657
Finished systems	9,767	10,848

	$28,059	$34,677

3.     Comprehensive Loss

      Comprehensive loss consists of net loss for the period and the change in accumulated foreign currency translation adjustments during the period. For the quarters ended December 31, 2002 and 2001, comprehensive loss amounted to approximately $13.1 million and $11.4 million, respectively. For the nine months ended December 31, 2002 and 2001, comprehensive loss amounted to approximately $114.0 million and $8.6 million, respectively.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Change in Accounting Principle

      In accordance with guidance provided in SAB 101, we recorded a $6.3 million charge (net of income tax benefit of $0.4 million), or $0.25 per diluted share charge, as the cumulative effect of the change in accounting principle as of April 1, 2000. All periods presented are consistent with the guidance provided in SAB 101. During the three months ended December 31, 2002 and 2001, we recognized $423,000 and $69,000, respectively, out of the $9.4 million revenue that was included in the cumulative effect adjustment as of April 1, 2000. During the nine months ended December 31, 2002 and 2001, we recognized $665,000 and $1.6 million, respectively, out of the $9.4 million revenue that was included in the original cumulative effect adjustment as of April 1, 2000. As of December 31, 2002, there was $240,000 revenue pending recognition out of the $9.4 million revenue.

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

	December 31,

	2002	2001

Common stock subject to repurchase (unvested)	—	150
Common stock held in escrow account	541	—
Stock options	4,928	2,561
Warrants	79	—

	5,548	2,711

      For the three months ended December 31, 2002 and 2001, anti-dilutive stock options have a weighted average exercise price of $10.54 and $17.04, respectively. The warrants outstanding at December 31, 2002 that we excluded from the above calculation had a weighted average exercise price of $3.68.

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

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair market value of intangible assets after the impairment adjustments (see Note 7) is being amortized on a straight-line basis over the remaining estimated useful lives of 16 to 52 months. Components of intangible assets were as follows (in thousands):

	December 31, 2002		March 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill and intangible assets, net
Developed technology	$314	$(314)	$890	$(92)
Development contract	2,416	(485)	2,590	(107)
Trade name	628	(169)	990	(40)

Intangible assets, net	$3,358	$(968)	$4,470	$(239)

Goodwill	$—	$—	$65,865	$—

Total goodwill and intangible assets, net	$3,358	$(968)	$70,335	$(239)

      Amortization of intangible assets was $150,000 and $729,000 for the three and nine months ended December 31, 2002. Amortization expense is expected to be $150,000 for the fourth quarter of fiscal 2003 (a total of $0.9 million for fiscal 2003). Amortization expense for fiscal 2004, 2005, 2006 and 2007 is expected to be $0.6 million, $0.6 million, $0.6 million, and $0.5 million, respectively.

      In December 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact the recognition of costs under our existing programs. Adoption of this standard is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

      In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosures required by this statement were proposed to be effective for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions for interim financial information would be effective for all periods presented in financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

7.     Impairment of Goodwill and Intangible Assets

      Due to current operating losses, the absence of positive cash flows, recent significant declines in our common stock price and uncertainties resulting from the duration and severity of the industry downturn, we assessed the recoverability of the intangible assets related to the Sensys acquisition subject to amortization in accordance of SFAS No. 144 and tested goodwill related to the Sensys acquisition for impairment in accordance with SFAS No. 142 during the quarter ended September 30, 2002. Based upon our projection of significantly reduced future cash flows related to Sensys products, an impairment expense of $576,000 was recognized for developed technology, $174,000 for development contract and $362,000 for trade name

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets in the quarter ended September 30, 2002. The impairment test under SFAS No. 142 was based on a two-step process involving; 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill assets by $65.9 million in the quarter ended September 30, 2002. There was no impairment charge in the quarter ended December 31, 2002.

8.     Commitments and Contingencies

      On April 22, 2002, we filed a patent infringement suit against Boxer Cross Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer Cross’ BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against Jenoptik, AG, in 1994. The earlier court rulings led to Jenoptik’s withdrawal from the U.S. market. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to Therma-Wave’s complaint and asserted various affirmative defenses to Therma-Wave’s claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma-Wave’s Therma-Probe product infringed upon certain patents owned by Boxer Cross and also raised claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. We replied to Boxer Cross’s counterclaims, denying the material allegations and asserting declaratory judgment counterclaims. On December 9, 2002, the Court held a Markman claim construction hearing on our patents-in-suit. The Court has not yet issued its ruling. No discovery deadline or trial date has been set. On April 29, 2003, Applied Materials announced that it had acquired all of the outstanding stock of Boxer-Cross. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

9.     Severance Charge

      During the second fiscal quarter of 2003, we announced and implemented reduction in force programs aimed at bringing operating expenses closer to being in line with our operating environment for the fiscal year 2003. All terminated employees were notified of their severance and related benefits at the time the programs were announced. The programs resulted in a reduction of approximately 21% or 115 employees of our work force across all functional areas.

      All expenses were paid out or are expected to be paid out in cash with the remaining balance expected to be paid out by March 31, 2003. Changes in the accrued expenses relating to reductions in force are summarized in thousands as follows:

	Balance			Balance
	March 31, 2002	Additions	Utilized	December 31, 2002

Severance	$301	$1,200	$(1,403)	$98

10.     Treasury Stock

      On August 1, 2002, the Company’s Board of Directors announced a stock repurchase program for the repurchase of up to one million shares of Therma-Wave’s common stock. As of December 31, 2002, the Company has repurchased 447,500 shares of common stock at an average price of $2.06 per share and has 416,825 shares in treasury stock outstanding. These shares are to be used for various purposes, including, without limitation, satisfying stock option exercises and employee stock purchase plan requirements. The repurchase program may be suspended at any time and from time to time without prior notice.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Warranty Accrual

      At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Changes in the warranty accrual during the year are summarized in thousands as follows:

		Provision for	Settlement of
	Balance	Warranty Issued	Pre-Existing	Balance
	March 31, 2002	During the Period	Warranties	December 31, 2002

Warranty Accrual	$1,777	$470	$(1,515)	$732

12.     Subsequent Events

      The Company also announced reduction in force programs aimed at bringing operating expenses closer in line with our current operating environment. The programs implemented resulted in a reduction of approximately 29% of our work force from two separate actions taken, one in early February 2003 and one in early April 2003, affecting all functional areas. The Company also scheduled one shut-down week each quarter until revenues improve to acceptable levels. Furthermore, the Company has restructured and moved its Sensys Instruments operations from two buildings located in Santa Clara, California into its Fremont, California facility. The Company completed the closing of the Santa Clara facilities during March 2003, and is in the process of attempting to sublet both buildings. The Company also completed relocating personnel out of a second small facility in Fremont, California, and will use portions of that facility for storage purposes until the facility can be sublet. There can be no assurances that any of the facility space no longer in use can be sublet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Reform Act of 1995, which are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The words “believe,” “expect,” “anticipate,” “intend” and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Statements relating to our ability to manage our costs and reduce operating expenses, sustain our operations and cash position in an extended global economic downturn, continue the successful development and introduction of new products and improvement of current products and trends in our financial performance are all based on current expectations. Such statements are subject to risks, uncertainties, and changes in conditions, particularly those related to our possible de-listing from the Nasdaq National Market due to the late filing of this report, industry performance in the current severe industry and economic downturn, political unrest, foreign currency exchange rates, activities and potential successes of competitors and competing products and other risks, some of which are detailed in documents filed with the Securities and Exchange Commission, including specifically Exhibit 99.1 to our amended annual report on Form 10-K/A for the year ended March 31, 2002. See also the discussion of forward-looking statements related to market risk in the first paragraph of Item 3 below. We undertake no obligation to update the information in this quarterly report on Form 10-Q.

General

      We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high yields on the production lines, reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our metrology systems are used in all sections of the semiconductor fabrication plant, or fab, to control the wafer fabrication processes. Examples of wafer fab processes, in which our metrology systems supply key information, are photoresist processing to support lithography, deposition of insulator and conductor films, patterned removal, or “etching”, of insulator and conductor films, ion implantation and chemical mechanical planarization. We currently sell four product families of process control metrology systems: Therma-Probe® systems, Opti-Probe® systems, Opti-Probe Real-Time/Critical Dimensions™ systems, and Integra™ and Sensys integrated metrology systems.

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

      Opti-Probe Real-Time/Critical Dimensions™ Product Family. Opti-Probe Real-Time/Critical Dimension systems measure the lateral dimensions, or “critical dimensions”, or CD, using our real time critical dimensions software and a revolutionary, nondestructive technique based on spectroscopic ellipsometry. These systems are capable of providing CD metrology for the smallest features of the next several generations of integrated circuits, or IC’s.

      Sensys and Integra Product Family. The Sensys and Integra lines of integrated metrology products are a broad-based families of compact metrology “modules” which are installed and function inside an IC process system, such as an etching system or CVD deposition system, to provide metrology on each wafer before it exits the process tool.

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

      During the quarter ended December 31, 2002, our critical accounting policies have not changed from those disclosed in our amended annual report on Form 10-K/A for the year ended March 31, 2002.

Results of Operations

      The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and nine months ended December 31, 2002 and 2001 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net revenues
Product	46.7%	57.9%	55.9%	81.2%
Service and parts	53.3	42.1	44.1	18.8

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues	99.8	86.1	(110.9)	61.0

Gross profit	0.2	13.9	(10.9)	39.0

Operating expenses:
Research and development	67.1	69.1	63.6	30.4
Selling, general and administrative	59.5	47.2	52.2	22.8
Impairment of goodwill and other intangible assets	—	—	185.3	—
Severance charge	0.3	0.3	3.3	0.6
Stock-based compensation	3.5	—	3.9	—

Total operating expenses	130.4	116.6	308.3	53.8

Operating loss	(130.2)	(102.7)	(319.2)	(14.8)

Other income (expense):
Interest expense	(0.5)	(0.6)	(0.4)	(0.3)
Interest income	1.1	4.1	2.4	2.9
Other, net	(0.1)	—	0.5	0.1

Total other income	0.5	3.5	2.5	2.7

Loss before income tax benefit	(129.7)	(99.2)	(316.7)	(12.1)
Income tax benefit	—	—	—	—

Net loss	(129.7)%	(99.2)%	(316.7)%	(12.1)%

      Net Revenues. Net revenues for the fiscal quarter ended December 31, 2002 were $10.2 million. Compared to the second quarter of fiscal 2003, net revenues decreased $0.7 million, or 6.4%, from $10.9 million. Net revenues decreased $0.8 million, or 7.3%, from $11.1 million in the same fiscal quarter of the prior year. For the nine months ended December 31, 2002, net revenues were $36.1 million, a decrease of $33.4 million, or 48.0%, from $69.5 million in the comparable period of the prior year. The decrease in revenues was primarily the result of capital spending reductions by our customers due to the downturn of the semiconductor industry and the weakness of the global economy.

      The following table summarizes our revenues in different categories as a percentage of total net revenues for the periods indicated.

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net revenues
System	46.7%	57.9%	55.9%	81.2%
Service and parts	53.3	42.1	44.1	18.8

Total net revenues	100.0%	100.0%	100.0%	100.0%

      International sales accounted for approximately 71% and 52% of our total net revenues for the three months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002 and 2001, respectively, international sales accounted for approximately 72% and 57% of our total net revenues. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Taiwan, Japan, China, Korea, and Europe, such conditions could negatively impact our international sales in future periods. Also, political instability, war or disease epidemics may affect our international sales.

      Gross Profit (Loss). Gross profit for the third quarter of fiscal 2003 was $16,000, compared with a gross loss of $(7.0) million in the previous fiscal quarter. Compared to the same quarter of fiscal 2002, gross profit decreased $1.5 million. As a percentage of net revenues, gross margin for the current quarter was 0.0%, compared to (64.2)% for last fiscal quarter and 13.9% for the same quarter of last fiscal year. For the nine months ended December 31, 2002, gross loss was $(3.9) million, a decrease of $31.1 million, or 114.5%, from $27.1 million gross profit in the comparable period of the prior year. As a percentage of net revenues, gross margin for the current nine months was (10.9)%, compared to 39.0% in the comparable period of the prior year. The increase in gross profit in the current quarter from the second fiscal quarter of 2003 was primarily due to a $7.4 million charge associated with additional reserves for obsolete and excess inventory in the second fiscal quarter of 2003 offset by a loss contract reserve in the third fiscal quarter of 2003. Based upon direct discussions with a customer on the status of a development project, the Company reassessed the remaining costs to complete the project and determined that a loss existed. As a result, during the quarter ended December 31, 2002, a loss of $613,000 was recognized on a development contract being accounted for under the percentage-of-completion method. The decrease of gross profit in the current quarter from the same quarter of fiscal 2002 was primarily due to our lower net revenues and production volume. The change of gross profit from the nine months ended December 31, 2002 to the nine months ended December 30, 2001 was primarily due to lower net revenues and production volume and the above mentioned $7.4 million inventory charge.

      Research and Development, or R&D, Expenses. R&D expenses for the third quarter of fiscal 2003 were $6.9 million, a decrease of 15.2% from the prior quarter and a decrease of 10.1% from the same quarter of last fiscal year. For the nine months ended December 31, 2002, R&D expenses were $23.0 million, an increase of $1.8 million, or 8.6%, from $21.2 million in the comparable period of the prior year. The decrease of R&D expenses from the prior quarter and the same quarter of last fiscal year was primarily due to reduced headcount in R&D functions resulting from our reduction in force programs during the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003. We expect to continue to commit significant resources to the development of new advanced metrology products of precision performance at higher wafer throughputs.

      Selling, General and Administrative, or SG&A, Expenses. SG&A expenses for the third quarter of fiscal 2003 were $6.1 million, a decrease of 8.4% from SG&A expenses of $6.7 million in the prior fiscal quarter. Compared to the same quarter of last fiscal year, SG&A expenses increased by 17.0%. For the nine months ended December 31, 2002, SG&A expenses were $18.9 million, an increase of $3.0 million, or 19.2%, from

$15.8 million in the comparable period of the prior year. The decrease of SG&A expense from the prior fiscal quarter was primarily due to reduced headcount in SG&A functions resulting from our reduction in force programs during the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003. The increase from same periods of the prior year was primarily due to the addition of SG&A expenses incurred by Sensys which we acquired in January 2002.

      Impairment of Goodwill and Other Intangible Assets. During the second fiscal quarter of 2003, we completed a goodwill impairment test, and the results of that test indicated that our goodwill and intangible assets were impaired by $67.0 million. The impairment test under SFAS No. 144 and No. 142 was based on a two-step process involving: 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. The circumstances leading to the impairment of goodwill and intangible assets primarily relate to current operating losses, market capitalization decreased below tangible book value, the absence of positive cash flows and uncertainties resulting from the duration and severity of the industry downturn. We wrote down goodwill and intangible assets by $67.0 million in the second fiscal quarter of 2003.

      Severance Charge. During the second quarter of fiscal 2003, we announced and implemented reduction in force programs aimed at bringing operating expenses closer to being in line with our operating environment for the fiscal year 2003. We reduced approximately 21% of our work force across all functional areas. We recorded a $35,000 severance charge for the three months ended December 31, 2002, an increase of $5,000, from $30,000 in the same period of fiscal 2002. For the nine months ended December 31, 2002, severance charges were $1.2 million, an increase of $0.8 million, from $0.4 million in the same period of fiscal 2002. All terminated employees were notified of their severance and related benefits at the time the programs were announced.

      Stock-Based Compensation. As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options granted to Sensys employees. The amortization expense was $0.4 million, or 3.5% of revenue, for the quarter ended December 31, 2002. For the nine months ended December 31, 2002, the amortization expense was $1.4 million, or 3.9% of revenue. We had no similar expenses for the same periods of last fiscal year.

      Other Income. Other income for the third quarter of fiscal 2003 was $57,000, which was 88.9% lower than other income in the prior fiscal quarter. Compared to the same quarter of the prior fiscal year, other income decreased 85.3%. For the nine months ended December 31, 2002, other income was $0.9 million, a decrease of $1.0 million, or 52.9%, from $1.9 million in the comparable period of the prior year. We derive other income primarily from the investment of our cash on hand. The decrease of other income was primarily due to reduced cash balance invested during the third quarter of fiscal 2003.

      Provision for Income Taxes. For the nine months ended December 31, 2002, no tax provision was recorded based upon our projected tax loss for fiscal 2003.

      Net Loss. The combination of all the factors discussed above contributed to a net loss of $13.3 million for the third quarter of fiscal 2003, compared with net loss of $89.9 million in the prior fiscal quarter and net loss of $11.0 million in the same quarter of last fiscal year. For the nine months ended December 31, 2002, net loss was $114.5 million, a decrease of $106.1 million, from net loss of $8.4 million in the comparable period of the prior year.

Liquidity and Capital Resources

      Our principal liquidity requirements are for working capital. Over the last three fiscal years, we have funded our operating activities principally from funds generated from operations and net proceeds from an initial public offering.

      Cash flows used by operating activities were $30.8 million and $4.9 million for the first nine months of fiscal 2003 and 2002, respectively. The decrease in cash flows provided by operating activities from fiscal year 2002 to 2003 was mainly due to our net loss, exclusive of non-cash charges, in the first nine months of fiscal year 2003. Our net loss in the period was primarily due to lower net revenues and production volume in the industry downturn, while our expense reductions did not match the decrease in revenue.

      Cash flows provided (used) by investing activities were $5.8 million and $(1.1) million for the first nine months of fiscal 2003 and 2002, respectively. The increase in cash flows provided by investing activities was primarily due to an increase in the sale of short-term investments in the first nine months of fiscal year 2003. Purchases of property and equipment were $1.4 million and $2.0 million for the first nine months of fiscal 2003 and 2002, respectively.

      Cash flows provided by financing activities were $0.1 million and $2.2 million for the first nine months of fiscal 2003 and 2002, respectively. Cash was generated from the exercise of stock options and warrants and the issuance of common stock under our employee stock purchase plan. In the first nine months of fiscal 2003, proceeds from issuance of common stock had been largely offset by the use of cash to repurchase stock pursuant to the stock repurchase program discussed in Note 10 of the financial statements entitled “Treasury Stock.”

      In June 2001, we entered into a $10.0 million loan and security agreement with Comerica Bank. In December 2001, we amended this bank credit facility and as a result of this amendment, the credit extension limit was changed to $13.5 million. In November 2002, we further amended the bank credit facility to allow for the loss that was expected to be incurred during the quarter ended December 31, 2002 and amend certain other covenants and conditions going forward. As a result of the amendment, the credit extension limit was changed to $10.0 million. The amended bank credit facility allowed us to borrow money bearing interest either at a floating rate per annum equal to the prime rate plus one quarter percent or at a rate per annum equal to LIBOR plus two percent under the amended agreement. We could request advances in an aggregate outstanding amount not to exceed the lesser of $10.0 million or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Any borrowings under the Comerica Bank credit facility would be secured by substantially all of our assets. We currently have a $3.5 million standby letter of credit as required by the lessor of our building. The existing amended Comerica Bank credit facility matures on September 30, 2003.

      We continue negotiations to secure sufficient access to credit going forward. Subsequent to the quarter ended December 31, 2002, we violated covenants in the bank credit facility under the December 2001 amendment by the late filing of this Form 10-Q as well as by violating the quarter loss covenant. Comerica bank has verbally agreed to continue to extend the line to the extent necessary to cover the $3.5 million standby letter of credit on our building until the facility matures. However, the remaining balance of the credit line will likely no longer be available to us under the amended agreement. We will continue discussions with Comerica bank, and, if necessary, with other banks, in an attempt to re-establish the full line of credit. However, there can be no assurances that we will be successful in obtaining additional credit.

      Our other contractual obligations at December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since March 31, 2002 as described in our Form 10-K/A.

      Our principal sources of funds for at least the next three to four quarters, are anticipated to be cash and short-term investments on hand ($26.6 million as of December 31, 2002). We expect to limit our capital spending to essential items and have made further operating expense reductions as discussed in Note 11, Subsequent Event. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations for at least the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Inflation

      The impact of inflation on our business has not been material for the fiscal quarter ended December 31, 2002.

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

Interest Rate Risk

      As of December 31, 2002, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short-term duration of such an investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of such a portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

      During the 90-day period prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures. In late January 2003, management became aware of a possible revenue recognition issue associated with the sale of one tool through one of our foreign branches. Our Audit Committee launched an investigation and engaged outside legal counsel and independent forensic accountants to assist it. The investigation was conducted to (i) identify additional potential revenue recognition issues, if any; (ii) to review the business expense practices of certain of our employees at that foreign branch. As a result of this matter, management conducted a detailed review of revenue recognition. Based upon the investigation and management’s revenue recognition review, a material weakness has been identified relating to controls surrounding evaluating and reporting revenue transactions, particularly in the Asia/Pacific region. As a result, we have implemented or are in the process of implementing the following changes or additions to our internal controls and procedures, among others:

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

PART II. — OTHER INFORMATION

Item 1.     Legal Proceedings

      On April 22, 2002, we filed a patent infringement suit against Boxer Cross Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer Cross’ BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against Jenoptik, AG, in 1994. The earlier court rulings led to Jenoptik’s withdrawal from the U.S. market. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to Therma-Wave’s complaint and asserted various affirmative defenses to Therma-Wave’s claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma-Wave’s Therma-Probe product infringed upon certain patents owned by Boxer Cross and also raised claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. We replied to Boxer Cross’s counterclaims, denying the material allegations and asserting declaratory judgment counterclaims. On December 9, 2002, the Court held a Markman claim construction hearing on our patents-in-suit. The Court has not yet issued its ruling. No discovery deadline or trial date has been set. On April 29, 2003, Applied Materials announced that it had acquired all of the outstanding stock of Boxer Cross. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are included herein:

Exhibit
Number	Description

10.42	Amendment No. 2 to Loan And Security Agreement, dated as of November 18, 2002, between Therma-Wave, Inc. and Comerica Bank-California.
10.43	Employment Agreement dated as of February 5, 2003, by and between Therma-Wave, Inc. and Boris Lipkin.
10.44	Stock Option Agreement dated as of February 5, 2003, by and between Therma-Wave, Inc. and Boris Lipkin.
10.45	Offer letter, Board Services, dated as of March 12, 2003, from Therma-Wave, Inc. to Papken S. Der Torossian.
10.46	Stock Option Agreement, dated as of March 15, 2003, by and between Therma-Wave, Inc. and Papken Der Torossian.
99.1	Risk Factors.(1)
99.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit in the Company’s amended Annual Report on Form 10-K/A for the period ended March 31, 2002 (File No. 000-26911).

      (b) Reports on Form 8-K

      None.

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
(as Registrant and as Principal Accounting Officer)

May 5, 2003

THERMA-WAVE, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

      I, Boris Lipkin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Therma-Wave, Inc.;

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
President and Chief Executive Officer

May 5, 2003

THERMA-WAVE, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

      I, L. Ray Christie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Therma-Wave, Inc.;

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

/s/ L. RAY CHRISTIE

L. Ray Christie
Chief Financial Officer

May 5, 2003

EXHIBIT INDEX

Exhibit
Number	Description

10.42	Amendment No. 2 to Loan And Security Agreement, dated as of November 18, 2002, between Therma-Wave, Inc. and Comerica Bank-California.
10.43	Employment Agreement dated as of February 5, 2003, by and between Therma-Wave, Inc. and Boris Lipkin.
10.44	Stock Option Agreement dated as of February 5, 2003, by and between Therma-Wave, Inc. and Boris Lipkin.
10.45	Offer letter, Board Services, dated as of March 12, 2003, from Therma-Wave, Inc. to Papken S. Der Torossian.
10.46	Stock Option Agreement dated as of March 12, 2003, by and between Therma-Wave, Inc. and Papken S. Der Torossian.
99.1	Risk Factors.(1)
99.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit in the Company’s amended Annual Report on Form 10-K/A for the period ended March 31, 2002 (File No. 000-26911)