Form 10-K
period 2003-03-30
THERMA WAVE INC
filed 2003-06-30
CIK 828119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2003

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
Common Stock, par value $0.01 per share
(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐  NO ☒

      The aggregate market value of the common equity held by non-affiliates of the registrant, based upon the close price as of the last business day of the registrant's most recently completed second fiscal quarter (September 29, 2002) as reported by the Nasdaq National Market, was approximately $26 million. As of May 30, 2003, the registrant had 29,245,549 shares of common stock outstanding.

      Portions of the Proxy Statement for the 2003 annual stockholders meeting are incorporated by reference into Part III.

THERMA-WAVE, INC.

FORM 10-K

TABLE OF CONTENTS

Part I.
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures
Item 15.	Principal Accountant Fees and Services
Part IV.
Item 16.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K
Signatures
Certifications

PART I

ITEM 1. BUSINESS

This annual report on Form 10-K contains forward- looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under Exhibit 99.1, "Risk Factors," and elsewhere in this annual report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy, an inability to control costs, or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, inability to develop or introduce new products as planned, or the acceptance of those products by our customers and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur.

Overview

Therma-Wave is a worldwide leader in the development, manufacture, marketing and service of process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high overall manufacturing yield, reduce the size of the circuit features imprinted on the semiconductor to improve the performance of the semiconductor device and increase their equipment productivity. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe CD™ and RT/CD®, Integra® integrated metrology products, use proprietary and patented technology to provide precise, non-contact, non-destructive measurement for each and every basic building block ("process module") in the manufacture of integrated circuits, or ICs:

  Ion Implantation— implanting ions, usually boron, phosphorus or arsenic, into selected areas of the silicon wafer to alter its electrical properties. Ion implantation may be performed typically 6 to 12 times in the manufacture of IC's. For example, ion implantation creates the positively- and negatively-doped regions used to create each of the millions of transistors on each integrated circuit. It also is used to adjust the voltage at which the transistors will "turn on". Our Therma-Probe is typically used as a standard metrology tool for these ion implantation processes.
  Dielectric Film Deposition and Etching— depositing and selectively removing layers of dielectric films on the silicon wafer in order to provide electrical insulation for each layer of the semiconductor IC. Film deposition is typically done by Chemical Vapor Deposition, or CVD, and film removal is typically done by plasma etching. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness in these processes. Our Opti-Probe CD and RT/CD, or Real-Time Critical Dimensions, and Integra integrated metrology products, are newly introduced products which provide rapid, non-destructive wafer-state information for control of the Critical Dimensions, or CDs, of the etch processes.

  Conductor Film Deposition and Etching— depositing and selectively removing layers of metal, polysilicon, and metal barrier films used to interconnect the transistors within a semiconductor device. Film deposition is typically done by Physical Vapor Deposition, or PVD, or by CVD, and film removal is typically done by plasma etching or chemical mechanical planarization. Our Opti-Probe is typically used as a standard metrology tool for the non-opaque conductor films. Our Opti-Probe CD and RT/CD, and Integra integrated metrology products, are newly introduced products which provide rapid, non-destructive wafer-state information for control of the CDs of the etch processes.

  Chemical Mechanical Planarization, or CMP— "leveling" the top surface of the wafer after each layer of device features is added. The leveling is done by mechanical polishing in a chemical solution, and is required to maintain flatness of the wafer throughout the sequence of hundreds of process steps. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness in these processes.

  Wafer Patterning— using photolithographic techniques to create the fine (sub-micron) structures that define the integrated circuit. The wafer patterning is typically done by "stepper" exposure systems and the photoresist developing and removal is done by "track" systems and "asher/strip" systems. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness and reflectivity in these processes. Our Opti-Probe CD and RT/CD, and Integra integrated metrology products are newly introduced products that provide rapid, non-destructive wafer-state information for control of the CDs of the wafer patterning process.

Industry Background

The demand for semiconductors has increased as the use of semiconductors has expanded beyond personal computers and computer systems to a wide array of additional applications, including telecommunication and data communication systems, automotive systems, consumer electronics, medical products and household appliances. Additionally, the Internet has stimulated the need for more high performance semiconductor devices. As a result, semiconductors have become more complex, requiring:

  successive decreases in feature line width, for example, from 150 nanometers, or nm, to 130 nm, from 130 nm to 110 nm, and from 110 nm to 90 nm;
  as many as 500 process steps; and
  an increase in the number of metal or "interconnect" layers.

Additionally, the life cycle for these semiconductor device processes has been compressed from four years in the early 1990s to approximately two years today. The increase in device complexity and reduction in product life cycles have led to a more costly and complex manufacturing process. At the same time, semiconductor manufacturers have continued to face significant price pressure due to competition in the industry. These factors have led semiconductor manufacturers to intensify efforts to improve fab productivity, including the increased use of process control metrology.

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

Key Drivers of Fab Productivity*

Factor	1980	Present	Future
Reduced feature sizes .	12%	12-14%	12-14%
Increased wafer sizes .	8%	4%	<2%
Improved yields .	5%	2%	<1%
Other gains in equipment productivity .	3%	7-10%	>10-13%

* Percentages reflect the annual reduction in the cost per chip function.

Therma-Wave Metrology Solutions

Our company's Fab Productivity Enhancement® solutions currently consist of the following product lines:

  Therma-Probe and Opti-Probe systems-two well-established, major product families of in-line process control metrology equipment.

The Therma-Probe product family was introduced in 1985 as the company's initial product line, and the Opti-Probe product family was introduced in 1992. Both product families feature proprietary and patented measurement technologies and offer robotic wafer handling, advanced vision processing, sophisticated but user-friendly software and high throughput and reliability. The modular design of the hardware and software enables continuous product enhancement as new advances are made.

  Opti-Probe RT/CD and Integra-two additional recently-introduced product families.

Opti-Probe CD and RT/CD (Real-Time Critical Dimension): The Opti-Probe CD is a spectroscopic ellipsometer-based system that provides revolutionary, nondestructive Critical Dimension metrology for the smallest features of the next generations of IC's in ways superior to the traditional CD-SEM, or scanning electronic microscope, tools. This product employs our new RT/CD analysis software that provides real-time CD and profile results, and solutions based on a previously generated and stored library. During this fiscal year, we continued our expansion from being a hardware system supplier to a more complete CD system supplier (Opti-Probe CD plus RT/CD analysis software).

Integra integrated metrology products: Integrated Metrology, or IM, is based on compact metrology "modules" which are installed and function inside an IC process system such as an etcher or CVD deposition system to provide metrology on each wafer before it exits the process tool. Originating as a means to further boost IC fab productivity, we believe IM is a growing trend in the semiconductor industry and that our Integra IM product offering is one of the most diverse in the semiconductor metrology industry.

These products represent a substantial expansion of our Fab Productivity Enhancement offerings to the semiconductor industry, and represent a growth in our addressed market by over 100%.

For the years ended March 31, 2003, 2002 and 2001, revenues from Opti-Probe product family accounted for approximately 41%, 62% and 65%, respectively, of our total revenues. Revenues from Therma-Probe product family accounted for approximately 11%, 13% and 16%, respectively, of our total revenues in fiscal 2003, 2002 and 2001.

THERMA-PROBE ION IMPLANT MONITORING PRODUCTS

Ion Implant Metrology

A key process step in the fabrication of semiconductor devices is the implantation of ions, usually boron, phosphorous or arsenic, into selective areas of the silicon wafer to alter its electrical properties. Control of the accuracy and uniformity of the ion implant dose is critical to device performance and yield. Ion implantation is generally performed several (typically six to twelve) times during the early phases of the fabrication cycle. As a result, there is typically a time lag of several weeks between these implant steps and the first electrical measurements that indicate whether the ion implantation process was properly executed. Failure to identify improper ion implantation can be extremely costly to a semiconductor manufacturer if the wafer production is permitted to continue in error. To test on a more timely basis whether the ion implantation was properly executed, semiconductor manufacturers historically used a four-point probe which measured electrical resistance but required physical contact between the probe and the silicon wafer surface. Because the physical contact with the wafer surface produces silicon particles (defects), which can kill IC yield, the four-point probe method can only be used on "test wafers" (non-production blank wafers that have no IC devices on them). In contrast to that method, Therma-Probe's capability to measure nondestructively on the actual production IC wafers decreases manufacturing costs by reducing the need for test wafers and pilot runs and shortening the cycle time between the implant and monitoring steps. In addition, Therma-Probe systems detect implant processing problems that only affect the product wafers and which are not revealed by utilizing test wafer monitoring alone.

Ultra-Shallow Junction Metrology

As semiconductor devices decrease in size, demands for the formation of Ultra-Shallow-Junctions, or USJs, are increasing. We provide a new application for monitoring USJs using the Therma-Probe technology.

The Therma-Probe system performs nondestructive evaluation of USJs and achieves correlation with Secondary Ion Mass Spectrometry, or SIMS, data of .98. This new metrology tool gives engineers an edge in the formation, control and monitoring of USJ sin CMOS devices.

A basic p-channel USJ formation requires a very low-energy boron implant (typically less than 1keV) followed by a very quick, rapid thermal-spike anneal, or RTA. One of the main challenges in the scaling of CMOS devices is the formation, control and monitoring of these USJs. Therma-Wave has demonstrated that it's Therma-Probe system performs nondestructive evaluation of USJs and achieves excellent correlation with destructive SIMS data. Long-term repeatability for the USJ application is less than 0.3% (1 sigma) with typical values around 0.16%.

Contour mapping, a data analysis feature for this application, is a powerful tool to provide engineers with invaluable information showing local variations in junction formation. The contour patterns provide fast feedback at a glance for optimization of both anneal, as well as ion implant, processes. This new application of a standard ion implant monitoring tool gives engineers an edge in the formation, control and monitoring of USJs in CMOS devices.

Our dominant position in ion implant process control is now expanding to control of the rapid thermal anneal process, bringing 18 years of thermal-wave experience to bear on this control problem. The USJ application again demonstrates our leadership role in semiconductor process control.

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

Therma-Probe Benefits

We believe that our Therma-Probe systems offer the following technological advantages and benefits that distinguish them from the ion implant metrology systems offered by our competition:

  Proprietary Technology. To provide non-contact, non-contaminating ion implant measurements on product wafers, Therma-Probe systems employ proprietary thermal wave technology, which uses highly focused but low power laser beams to generate and detect thermal wave signals in the silicon wafer that can be correlated to the ion implant dose. The thermal wave technology used to measure the ion implant dose in the silicon wafer is a highly proprietary and extensively patented technology owned by our company.
  Ease of Use and Reliability. We believe we have integrated thermal wave technology into easy-to-use and reliable process control metrology systems. These systems are configured specifically for use by semiconductor device manufacturers and feature automated wafer handling, automated data collection, statistical data processing and data management.
  Installed Base. All major semiconductor manufacturers use Therma- Probe systems to monitor and control their ion implant processes. In addition, virtually all major manufacturers of ion implant equipment utilize Therma-Probe systems to help develop and qualify their implanters. Our engineers have extensive experience in addressing many different types of ion implant applications and providing valuable assistance to our customers, thereby strengthening relationships with them. We believe our significant installed base of Therma-Probe systems acts as a barrier to entry for current and potential competitors in the ion implant measurement market.
  Continuous Improvement. We continue to develop, manufacture and market new and improved Therma-Probe systems to enhance system capability and to lower the cost of ownership to the customer. For example, the most recent generation TP-630 possesses state-of-the-art ion implant measurement technology for wafer sizes up to 300 millimeters.

The following table summarizes improvements to the Therma-Probe product family:

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

OPTI-PROBE THIN-FILM METROLOGY SYSTEMS

Thin-Film Metrology

The majority of the 100 to 500 process steps required to fabricate semiconductors on a silicon wafer involve the deposition and selective removal of a variety of insulating and conducting thin-films. Thin-film metrology systems measure the thickness and material properties of these thin-films and, because they are used to measure a large number of process steps, they are one of the most important and pervasive metrology systems utilized at semiconductor fabrication facilities. The most widely used technologies to measure the thickness and properties of thin films have historically been reflection spectrometry and ellipsometry. Reflection spectrometers obtain an optical spectrum as a function of wavelength for light reflected from the surface of a wafer. This spectrum is then analyzed with appropriate physics-based algorithms to obtain film thickness and, in some cases, other properties of the film. In ellipsometry, the change of polarization of the reflected light is measured. The polarization change is analyzed with appropriate algorithms to obtain film thickness, and, in some cases, other properties of the film.

Increasingly, traditional, single-technology film metrology systems have been unable to meet the process control metrology demands of the semiconductor industry. For example, the industry is rapidly moving toward measuring product wafers rather than test wafers, both because of the inability to adequately control the manufacturing process using test wafers alone, and the costs associated with the processing of non-productive test wafers. Measurements on product wafers, however, must be performed in small areas, and both spectrometers and ellipsometers generally require fairly large measurement areas. Additionally, increasing demands for improved precision and repeatability require the ability to measure thicknesses that range from extremely thin films, which generally measure below 20 angstroms, to films that are hundreds of thousands times thicker. An angstrom is equal to one hundred millionth of a centimeter. Reflection spectrometers are most suitable for measuring thicker films, whereas ellipsometers are most suitable for measuring very thin films. Furthermore, the industry is now using film stacks composed of several layers of different films and the optical properties of many films are functions of the actual deposition conditions. Generally spectrometers or ellipsometers alone generate insufficient data to simultaneously determine the thicknesses and properties of these film stacks and new films with the precision that semiconductor manufacturers require. Reflection spectrometers and most ellipsometers have very limited capabilities for such simultaneous measurements of both thickness and optical parameters.

Opti-Probe Product Family

Opti-Probe systems significantly improve upon existing thin-film metrology systems by successfully integrating up to five distinct film measurement technologies, three of which are patented by our company. By combining the measured data from these multiple technologies and correlating it by using proprietary software, Opti-Probe systems provide increased measurement capability leading to higher yields, less misprocessing, less rework, faster production ramp-up and increased productivity on both test and product wafers. These techniques of combining optical measurement technologies and correlating the results have also been patented by us.

Opti-Probe Benefits

Several technological advantages and benefits of Opti- Probe systems distinguish them from thin-film metrology systems offered by our competition including the following:

  Proprietary Technology. Opti-Probe systems combine up to five distinct measurement technologies, three of which are patented. Additionally, we hold patents on the use of many of the combinations of these thin-film measurement technologies. Due to the amount of data that can be obtained from these combined optical technologies, it is possible to determine the thickness and optical parameters of one or more films simultaneously. In addition, the proprietary technologies employ a highly focused laser beam and consequently Opti-Probe systems can perform measurements with a spot size that is the smallest in the industry. Although our competitors have now introduced systems that contain both spectrometers and ellipsometers in one tool, only we have patented the technique of combining the measurement data from these technologies-which the company believes helps to maintain its competitive position.
  Ease of Use and Reliability. Regarded as easy-to-use and highly reliable, Opti-Probe systems are configured specifically for semiconductor device manufacturers and feature automated wafer handling, advanced image processing, automated data collection, statistical data processing and data management.
  Proprietary Software. We deem the proprietary software incorporated into our Opti-Probe systems to be superior to that of our competition. During the fabrication of semiconductors, many different films and film stacks, consisting of several layers of different films, are deposited and selectively removed from the silicon wafer. This, in turn, means that hundreds of film measurement data analysis algorithms, or recipes, must be developed and stored in the computer of a thin-film metrology system. Thus, the full benefit of a thin-film metrology system to the customer is a result of a combination of superior measurement capability and superior recipe development. We have a staff of experienced applications scientists and engineers stationed worldwide near all major customers that provides full applications support to develop new recipes as device manufacturing processes change.
  Continuous Improvement. We continue to develop, manufacture and market new and improved systems. We continually strive to provide the semiconductor industry with thin-film metrology systems that operate with greater reliability in the deep ultra-violet region of the optical spectrum. This is of paramount importance since device manufacturers are now developing patterning technology utilizing optical radiation in this ultra-violet region.

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

The addition of absolute laser ellipsometry, or AE®, to Opti-Probe 5000 systems has enabled the Opti-Probe to set new records for the most repeatable ultra-thin measurement of gate oxide thickness. These measurements are critical for process control of the transistor gate on all IC devices. Combined with the Desorber® option of the Opti-Probe, we deem the Opti-Probe offers the semiconductor industry's best solution for process control and multi-fab matching of thin gate processes.

We sold our first Opti-Probe 5000 system in 1998. Since that introduction, the company believes the Opti-Probe 5000 system has successfully established itself as the semiconductor industry's highest-performance thin-film metrology system. Moreover, some of the most successful IC manufacturers, who are now constructing new multi-billion-dollar 300-millimeter fabs, have selected Opti-Probe for use in these state-of-the-art fabs.

The following table summarizes our improvements to the Opti-Probe product family:

System	Year Introduced	Description of Innovation/Advancement
OP-1000	1992	Introduced a new, patented optical technology, BPR®, to measure thin-film deposition and removal.
OP-2000	1993	Integrated BPR with a newly patented optical technology, BPE®, to enhance measurement capabilities for very thin- films
OP-2600	1994	Integrated BPR, BPE and Spectrometry to further expand the measurement capabilities.
OP-2600 DUV	1996	Integrated deep ultra-violet reflectance, or DUV, with the existing system to expand measurement range.
OP-3260	1996	Significantly increased throughput of Opti- Probe.
OP-3260 DUV	1996	Integrated OP-3260 system with DUV reflectance.
OP-5200 Series	1998	Integrated up to five measurement technologies (BPR, BPE, DUV reflectance, Spectroscopic Ellipsometry and AE).
OP-5300 Series	1998	Expanded OP-5200 series wafer measurement capability to 300 millimeters.
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

OP Series-7	2002

Series-7, a new universal 200/300mm platform, builds on the OP- 5000 technologies. Delivering higher productivity and enhanced optics to address advanced thin-film applications, it improves upon industry requirements for on- product wafer measurement resulting in lower COO and extendibility to the customer.

OPTI-PROBE CD AND RT/CD PRODUCTS

New Market Requirements

In January 2002, we introduced Opti-Probe RT/CD, a new product designed to measure the lateral Critical Dimensions and cross-sectional shape, or profile, of fine IC features. As semiconductor device manufacturers continue to shrink feature sizes to the 100 nm technology node and smaller, traditional CD metrology techniques such as critical-dimension scanning electron microscopy, or CD-SEM, lack the resolution and stability required to provide accurate data about feature critical dimensions and profile. A significant limitation is that these methods provide only a top-down view of features and provide little or no data about characteristics of the sides or bottom of a structure.

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

For the critical gate patterning process, tight control of the gate CD correlates to improved device performance and better bin sort yields (and revenues/chip). Furthermore, shape anomalies such as undercut, microtrenching or notching, can have a detrimental effect on device speed and reliability. In these and other applications, precise shape profiling is crucial.

Opti-Probe CD and RT/CD Products

Our Opti-Probe RT/CD is the first optical CD scatterometry system that combines high-information content spectroscopic ellipsometry, or SE, optical measurement with ultra-fast calculation ("real-time regression") to analyze and display results without the use of off-line modeling and solution libraries. Full-featured, complex CD profiles can be calculated in seconds with precision and repeatability and, we believe, with more structural information than our competitors on sidewall profile and shape.

The Opti-Probe RT/CD system leverages our established Opti-Probe thin-film metrology platform for optical data acquisition. The Opti-Probe's patented rotating compensator spectroscopic ellipsometer, or RCSE, provides data richness in the measured spectra, thereby ensuring detail and accuracy in the results. This non-destructive CD measurement technology is beneficial for the current prevalent microelectronics technology node (130nm), and is extendible to the 100 nm technology node and beyond for a wide range of process applications throughout this decade.

During fiscal year 2003, Opti-Probe CD and RT/CD systems were placed at leading device manufacturers for monitoring of gate, shallow trench isolation, metal and damascene processes.

INTEGRATED METROLOGY PRODUCTS

New Market Requirements

In 2000, we committed to a program of developing a broad family of Integrated Metrology, or IM, modules under the product family name Integra. We have at this time both spectrometer and spectroscopic ellipsometer based IM units available in the marketplace. These are compact metrology units that contain a single measurement technology matched to the specific metrology need of a particular semiconductor process tool (etch, coater/developer, CVD, CMP, stepper, etc.) Each IM unit is installed directly into a semiconductor process tool, and can measure each wafer immediately after processing. In this manner, processing mistakes can be detected at the earliest possible moment, as opposed to the conventional procedure in which a 25-wafer lot is typically completed before metrology is first done, thereby leaving the entire lot at risk of becoming scrap. With 300mm wafers, this economic loss becomes increasingly unacceptable due to the additional product value of each processed wafer.

Benefits of Integrated Metrology & Advanced Process Control

IM is becoming increasingly accepted as a means to reach greater productivity. Advanced semiconductor manufacturing today is under great pressure to deliver greater levels of process performance, production availability and process repeatability in order to minimize risk of product loss, improve manufacturing efficiencies and improve device yields. The transition towards 300mm wafers, continuing device shrinks and the mixed foundry manufacturing models are key contributors to these trends. To successfully meet these challenges, device manufacturers and process tool equipment manufacturers are actively engaged in developing technologies for Advanced Process Control, or APC. We believe that APC implementation requires the integration of metrology capabilities directly onboard the process tool.

Device manufacturers can derive a wide range of benefits by implementing integrated metrology and APC strategies in their fabs. By integrating the measurement directly onto the process tool, they can greatly increase the rate of sampling and decrease the delay between the process step and measurement. Increasing the measurement frequency to every single wafer allows for rapid fault detection and correction. This reduces potential for scrap due to excursions in the process tool. In addition, the data collected can be input into real-time process control models to correct minor drifts in the processing conditions.

Sensys Acquisition & Business Integration

To strengthen our position as a leader in integrated metrology, we acquired Sensys Instruments Corporation in January 2002, and Sensys became a wholly-owned subsidiary of our company focusing on integrated metrology applications and developing business with process tool equipment suppliers. Subsequent to the acquisition, all of the integrated metrology development and business operations have been consolidated into a single integrated metrology business focus team concentrating on providing thin-film, optical CD and overlay integrated metrology solutions to semiconductor process equipment makers.

INTEGRA Product Family

All of our integrated metrology products, including the products originally developed by Sensys, are grouped into a family of products with the INTEGRA name. These include:

  INTEGRA iX-SE— a spectroscopic ellipsometer unit for high performance thin-film and OCD applications,
  INTEGRA CCD-i— a second-generation reflectometer unit for high throughput thin-film, CMP and OCD applications based on the CD-i product, and
  INTEGRA 2300CCD-i— a standalone metrology system incorporating the Compact CD-i, and used for offline recipe-set up and analysis.

In fiscal 2003, Tokyo Electron Ltd., or TEL, selected the INTEGRA CCD-i product for Class 1 supplier status in providing integrated CD measurement applications for the TEL CLEAN TRACK ACT® and LITHIUS series of coater developer products. TEL also announced that the INTEGRA CCD-i began shipping to end-user customers in March 2003. To date, multiple units have been installed at end-user customers and TEL has placed multiple unit orders for shipment during fiscal 2004.

Additional CCD-i units were also shipped to other leading semiconductor equipment suppliers for integrated CD measurement applications involving CD-SEM and etch equipment.

During fiscal 2003, the iX-SE successfully completed its evaluation for integrated CD measurement applications by a major etch equipment supplier to the semiconductor industry. In February 2003, this same equipment supplier installed the iX-SE together with its etch system in a major semiconductor devicemaker's leading-edge 300 mm pilot manufacturing facility for extended evaluation. Additional end-user installations are planned during fiscal 2004.

The INTEGRA 2300CCD-i was developed during fiscal 2003 to address customer requirements for a technology validation platform as well as for offline recipe set-up and failure analysis. It combines an industry standard robotic wafer transfer front-end with the CCD-i module to provide a basic standalone metrology platform incorporating the IM module measurement optics. To date, multiple units have been ordered and shipped.

Employees

As of March 30, 2003, we employed 436 persons, including 125 in engineering, research and development, 61 in manufacturing, 167 in customer support, 50 in sales and marketing and 33 in executive and administrative functions. In February 2003 we implemented a reduction in force program and as a result of this program, 78 out of the 436 persons employed by the company were terminated after April 7, 2003. Many of our employees are highly trained and hold advanced post-graduate degrees in science and engineering. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good. We believe we have been able to attract and retain a highly talented group of managers, designers and engineers that enables us to continually improve our products and customer support.

Subsequent to our fiscal year 2003, on April 4, 2003, we implemented another reduction in force program that resulted in placing 45 employees on 60-day termination notice.

Sales and Marketing

We maintain sales offices and regional sales representatives throughout the world. In the United States, we maintain sales offices in California. We also utilize manufacturers' sales representatives to cover those regions of the United States with too few customers to support a direct sales effort. In Asia, we maintain sales offices in Japan, China, Korea, Singapore and Taiwan. The Japan and Singapore offices work with manufacturers' sales representatives to sell our products to customers in Japan, Singapore and Malaysia, while the China, Taiwan and Korean offices sell to customers directly. In Europe, we maintain a sales office in the United Kingdom and work with manufacturers' sales representatives throughout the rest of Europe.

International revenues accounted for approximately 72%, 62% and 59% of our total revenues for fiscal 2003, 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future.

Sales to Taiwan accounted for 24%, 23% and 17% of our total revenues in fiscal 2003, 2002 and 2001, respectively. Sales to Japan accounted for 14%, 13% and 14% of our total revenues in fiscal 2003, 2002 and 2001, respectively.

Sales to Intel Corporation accounted for approximately 13%, 24% and 22% of our total revenues for fiscal years 2003, 2002 and 2001, respectively.

In addition, we provide direct customer support in most parts of the world. In some locations, field service is still provided by the same manufacturers' sales representative that handles the sales function, but application support is provided by our employees in that territory. In the United States, we have field service and applications engineers located in Arizona, California, Florida, Idaho, Massachusetts, New Mexico, Oregon, Pennsylvania, Texas and Vermont. Customers contract dedicated site-specific field service and applications engineers. In Asia, we provide customer support in Japan, China, Taiwan, Korea and Singapore. In Europe, we maintain a customer support office in the United Kingdom to support customers there and to assist the field service engineers of our European manufacturers' sales representatives in the rest of Europe. Applications personnel supporting continental Europe are located in France, UK and Italy.

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

See Note 15 of Notes to Consolidated Financial Statements for a summary of our operations in the United States, Japan, United Kingdom and other foreign geographic areas.

Research and Development and Engineering

The process control metrology market is characterized by continuous technological development and product innovations. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to engineering and research and development programs. As of March 30, 2003, our research, development and engineering staff was comprised of 125 persons. Since the beginning of April 2003, 39 of these employees have been terminated or given notice of termination as part of our reduction in force programs. We seek to maintain our close relationships with customers to make improvements in our products that respond to customers' needs. For example, several of the improvements relating to the Opti-Probe and RT/CD product families were developed in cooperation with some of our major customers to address their needs for more capable thin-film measurement systems.

Software development accounts for a significant portion of our research and development efforts. We are currently transitioning all of our software applications from DOS to the Microsoft NT operating system in order to better serve our customers. NT is now the standard operating system used by our Opti- Probe customers for 300 millimeter wafer production.

Our ongoing engineering and research and development efforts can be classified into three categories: new products; feature enhancements, such as features to improve precision, speed and automation; and customer-driven product enhancements, such as new measurement recipes or algorithms. We have research and development and engineering staffs working both on developing new products and features and on responding to the particular needs of customers. As a result of these efforts, we introduced a new Opti-Probe thin-film measurement family and a new Critical Dimension measurement product in fiscal year 2003.

Engineering and research and development expenses were $29.2 million, $29.1 million, and $33.9 million, in fiscal 2003, 2002, and 2001 respectively, or 59%, 36%, and 17% of net revenues for those periods, respectively. We expect engineering and research and development expenditures will continue to represent a substantial percentage of our revenues for the foreseeable future. However, the high percentages of research and development expenses to net revenues for fiscal years 2003 and 2002 reflect the sharp reduction in revenues due to a severe industry downturn, not an increase in spending. We expect research and development expenditures as a percentage of revenues to return to levels similar to that of fiscal 2001 as industry conditions improve and as spending levels are appropriately adjusted.

Manufacturing

Our manufacturing strategy is to produce technologically advanced and high quality metrology systems. We currently perform the majority of our system assembly activities in-house. In order to lower production costs in the future, we intend to perform in-house only those manufacturing activities that add significant value or that require unique technology or specialized knowledge. As a result, we expect to rely increasingly on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other activities in a cost effective manner.

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

We conduct the assembly of some optical components and final testing of our systems in clean-room environments. This procedure is intended to (1) reduce the amount of particulates and other contaminants in the final assembled system; and (2) test our products against our customers' acceptance criteria prior to shipment. Following the final test, the completed system is packaged within triple vacuum-sealed bags to maintain a high level of cleanliness during shipment and installation.

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

Our Therma-Probe systems compete primarily with other metrology systems designed to measure ion implant dose in some alternative fashion, such as contact and destructive four-point probe measurement systems, including those manufactured by KLA-Tencor Corporation and Kokusai Electric Ltd. Our Therma- Probe systems are the semiconductor industry's predominant non-contact, non- destructive ion implant metrology systems for product wafers. Several years ago, Jenoptik GmbH introduced a competitive product to our Therma-Probe systems, which utilized thermal wave technology. In November 1997, a jury found that Jenoptik's product infringed on a number of our United States patents. As a result of the settlement of this litigation, Jenoptik has agreed not to sell any of its metrology products in the United States until the patents expire and to pay us a royalty fee for systems sold in Japan. To date, the sale of these products by Jenoptik (or TePla AG, who has purchased these rights from Jenoptik) has not had a material impact on our market position.

On April 22, 2002, we filed a patent infringement suit against Boxer Cross Inc. We believe the Boxer Cross' BX-10 product infringes certain patents held by us related to ion implant monitoring. More recently, Boxer Cross introduced a competitive product to our Therma-Probe systems that utilize a similar technology. On April 29, 2003, Applied Materials acquired Boxer Cross. See also Part I, Item III, "Legal Proceedings," for more information about the lawsuit.

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

We have a policy of seeking patents where appropriate on inventions concerning new products and improvements as part of our ongoing engineering and research and development activities. We have acquired a number of patents relating to our two key product families, the Therma-Probe and the Opti-Probe systems. As of March 30, 2003, we owned 65 U.S. patents with expiration dates ranging from 2004 to 2021 and had filed applications for 82 additional U.S. patents. In addition, we owned 49 foreign patents with expiration dates ranging from 2004 to 2019 and had filed applications for 32 additional foreign patents in 84 different countries.

On December 28, 2001, Sensys was named in a patent infringement suit filed by KLA-Tencor Corporation. KLA-Tencor alleged that it patented an aspect of the integrated metrology technology that Sensys used in its integrated product family. KLA-Tencor was seeking damages and an injunction to stop the sale of the equipment they alleged used this aspect. In the quarter ended December 29, 2002, we settled this patent lawsuit with KLA-Tencor. As part of the settlement, KLA- Tencor agreed that it would not assert a claim for infringement against the product that Sensys is currently selling.

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

As of March 30, 2003, we owned 19 registered trademarks in the U.S. and 2 in Japan and had filed 5 trademark registration applications in the U.S.

SEC Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed with the U.S. Security and Exchange Commission, are available for review free of charge on our website at www.thermawave.com as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

ITEM 2. PROPERTIES

Our executive and manufacturing, engineering, marketing, research and development operations are located in a 102,000 square foot building at 1250 Reliance Way in Fremont, California. The facility has approximately 800 square feet of Class 10 clean rooms for customer demonstrations and approximately 20,000 square feet of Class 1000 clean rooms for manufacturing. This facility is occupied under a lease expiring in 2006 at an aggregate annual rental expense of approximately $1.2 million. We have the option of extending this lease for another 15 years after 2006. We own substantially all of the equipment used in our facilities. We also lease a building of approximately 28,000 square feet on Kato Road in Fremont, California, and two buildings of approximately 24,574 square feet in Santa Clara, California. During March 2003, we completely moved all our employees out of the Kato Road and Santa Clara facilities and into our Reliance Way facility. We are attempting to sublet these three buildings to reduce our costs. We believe that our existing facilities, capital equipment and anticipated capital expenditures will be adequate to meet our requirements for at least the next two years and that suitable additional or substitute space will be readily available if needed.

We also lease sales and customer support offices in Texas, Japan, China, Korea, Taiwan, Singapore, and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

On April 22, 2002, we filed a patent infringement suit against Boxer Cross Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer Cross' BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against Jenoptik, AG, in 1994. The earlier court rulings led to Jenoptik's withdrawal from the U.S. market. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to our complaint and asserted various affirmative defenses to our claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma-Wave's Therma-Probe product infringed upon certain patents owned by Boxer Cross and also raised claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. We replied to Boxer Cross's counterclaims, denying the material allegations and asserting declaratory judgment counterclaims. On December 9, 2002, the court held a Markman claim construction hearing on our patents-in-suit. The court has not yet issued its ruling. No discovery deadline or trial date has been set. On April 29, 2003, Applied Materials announced that it had acquired all of the outstanding stock of Boxer Cross. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

On December 28, 2001, Sensys was named in a patent infringement suit filed by KLA-Tencor Corporation. KLA-Tencor alleged that it patented an aspect of the integrated metrology technology that Sensys used in its integrated product family. KLA-Tencor was seeking damages and an injunction to stop the sale of the equipment they alleged used this aspect. In the quarter ended December 29, 2002, we settled this patent lawsuit with KLA-Tencor. As part of the settlement, KLA- Tencor agreed that it would not assert a claim for infringement against the product that Sensys is currently selling.

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

No matters were submitted to a vote of security holders during the quarter ended March 30, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on The NASDAQ National Market. As of June 1, 2003, there were 234 holders of record of common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on The NASDAQ National Market.

   Quarter                       High         Low
-----------------------------  ---------  -----------
Fiscal Year 2002:
   First Fiscal Quarter...... $   19.07  $     10.06
   Second Fiscal Quarter..... $   18.99  $      9.30
   Third Fiscal Quarter...... $   16.01  $     10.25
   Fourth Fiscal Quarter..... $   16.65  $     10.30

Fiscal Year 2003:
   First Fiscal Quarter...... $   15.42  $      8.52
   Second Fiscal Quarter..... $   10.00  $      0.90
   Third Fiscal Quarter...... $    1.82  $      0.35
   Fourth Fiscal Quarter..... $    1.40  $      0.39

To date, we have not declared or paid cash dividends to our stockholders. We have no plans to declare or pay cash dividends in the near future. Any future determination to pay dividends will be at the discretion of the board of directors and will depend upon, among other factors, our results of operations, financial conditions, capital requirements and contractual restrictions.

Shares Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the total shares of our common stock that may be received by option and warrant holders upon the exercise of currently outstanding options and warrants, the weighted average exercise price of those outstanding options and warrants and the number of shares of our common stock that are still available for future issuance under our equity compensation plans after considering the stock options currently outstanding. All of the options described below have been or can be issued pursuant to our 1997 Stock Purchase and Option Plan, our 1997 Employee Stock Purchase and Option Plan, our 1997 Special Employee Stock Purchase and Option Plan, our 2000 Equity Incentive Plan and our 2000 Employee Stock Purchase Plan as of March 30, 2003. All of these plans have been approved by our stockholders.

                                Number of shares to be    Weighted average
                                issued under exercise of exercise price of    Number of shares
                                outstanding options and  outstanding options remaining availabl
Plan Category                          warrants             and warrants     for future issuanc
----------------------------    -----------------------  ------------------  ------------------
Equity compensatoin plan
 approved by stockholders..                  5,834,873  $             8.21           1,465,581
Any equity compensatoin plan
 not approved by stockholders                       --                  --                  --
                                -----------------------  ------------------  ------------------
    Total...................                 5,834,873  $             8.21           1,465,581
                                =======================  ==================  ==================
ITEM 6. SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this annual report on Form 10-K.

                                                          Fiscal Year
                                      ------------------------------------------------------
                                        2003     2002 (3)    2001(1)     2000        1999
                                      ---------  ---------  ---------  ---------  ----------

Statement of Operations Data:
Net revenues........................ $  49,220  $  81,937  $ 198,199  $ 115,679  $   66,207
Cost of revenues....................    55,061     65,414    101,421     60,320      36,827
                                      ---------  ---------  ---------  ---------  ----------
Gross profit........................    (5,841)    16,523     96,778     55,359      29,380
                                      ---------  ---------  ---------  ---------  ----------
Operating expenses:
  Research and development..........    29,230     29,122     33,881     21,748      15,130
  Selling, general and
   administrative...................    26,071     21,713     28,239     20,829      17,870
  In-process research and
   development......................        --     16,340         --         --          --
  Expenses relating to
   operating cost improvements......        --         --         --         --       1,057
  Impairment of goodwill and
   other intangible assets..........    67,408         --         --         --          --
  Restructuring, severance and
   other............................     4,293      1,470      1,700         --          --
  Stock-based compensation..........     1,684        536         --         --          --
                                      ---------  ---------  ---------  ---------  ----------
    Total operating expenses........   128,686     69,181     63,820     42,577      34,057
                                      ---------  ---------  ---------  ---------  ----------
Operating income (loss).............  (134,527)   (52,658)    32,958     12,782      (4,677)
Other income (expense), net.........       923      2,342      1,196    (14,933)    (13,403)
                                      ---------  ---------  ---------  ---------  ----------
Income (loss) before provision
 (benefit) for income taxes.........  (133,604)   (50,316)    34,154     (2,151)    (18,080)
Provision (benefit) for
 income taxes.......................        --     (1,120)     2,025         --      (2,350)
                                      ---------  ---------  ---------  ---------  ----------
Income (loss) before
 cumulative effect of change
 in accounting principle and
 extraordinary charge...............  (133,604)   (49,196)    32,129     (2,151)    (15,730)
Cumulative effect of change
 in accounting principle, net
 of income taxes(1).................        --         --     (6,287)        --          --
Extraordinary charge(2).............        --         --         --    (18,404)         --
                                      ---------  ---------  ---------  ---------  ----------
Net income (loss)................... $(133,604) $ (49,196) $  25,842  $ (20,555) $  (15,730)
                                      =========  =========  =========  =========  ==========
Net income (loss) available
 to common stockholders............. $(133,604) $ (49,196) $  25,842  $ (21,497) $  (16,562)
                                      =========  =========  =========  =========  ==========
Basic net income (loss) per share (4):
  Income (loss) before
   cumulative effect of change
   in accounting principle and
   extraordinary charge............. $   (4.69) $   (1.98) $    1.37  $   (0.25) $    (1.86)
  Cumulative effect of change
   in accounting principle, net
   of income taxes(1)...............        --         --      (0.27)        --          --
  Extraordinary charge..............        --         --         --      (1.47)         --
                                      ---------  ---------  ---------  ---------  ----------
Basic net income (loss) per share... $   (4.69) $   (1.98) $    1.10  $   (1.72) $    (1.86)
                                      =========  =========  =========  =========  ==========
Diluted net income (loss) per share (4):
  Income (loss) before
   cumulative effect of change
   in accounting principle and
   extraordinary charge............. $   (4.69) $   (1.98) $    1.27  $   (0.25) $    (1.86)
  Cumulative effect of change
   in accounting principle, net
   of income taxes(1)...............        --         --      (0.25)        --          --
  Extraordinary charge..............        --         --         --      (1.47)         --
                                      ---------  ---------  ---------  ---------  ----------
Diluted net income (loss) per shares $   (4.69) $   (1.98) $    1.02  $   (1.72) $    (1.86)
                                      =========  =========  =========  =========  ==========
Weighted average common
 shares outstanding:
  Basic.............................    28,500     24,894     23,444     12,511       9,397
  Diluted...........................    28,500     24,894     25,277     12,511       9,397

                                                          Fiscal Year
                                      ------------------------------------------------------
                                        2003       2002       2001       2000        1999
                                      ---------  ---------  ---------  ---------  ----------
Other Financial Data:
Cash provided by (used in)
 operating activities............... $ (42,550) $ (17,289) $   9,600  $  (6,258) $      745
Cash provided by (used in)
 investing activities...............    10,165      4,039    (32,316)    (3,627)     (1,389)
Cash provided by (used in)
 financing activities and effect
 of exchange rate on cash...........      (860)     4,009      3,241     64,840         467
Capital expenditures................     1,464      4,364     11,988      3,261         862

                                                            March 31,
                                      ------------------------------------------------------
                                        2003       2002       2001       2000        1999
                                      ---------  ---------  ---------  ---------  ----------
Balance Sheet Data:
Cash and short-term investments..... $  13,695  $  59,059  $  75,575  $  75,200  $   20,245
Working capital.....................    23,509     81,013    109,849     94,109      29,140
Total assets........................    67,703    201,646    191,191    133,694      72,352
Long-term debt......................        --         16         16         16     115,000
Mandatorily redeemable
 convertible preferred stock........        --         --         --         --      15,347
Stockholders' equity (net
 capital deficiency)................    36,338    167,499    129,082     99,485     (86,971)

__________

(1) Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Staff Accounting Bulletin Number 101.

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

(3) The consolidated financial statements for the year ended March 31, 2002 were restated as a result of an investigation and revenue recognition review conducted by our Audit Committee with the assistant of outside legal counsel, independent forensic accountants, and our independent accountants.

(4) For the calculation of net loss per share for the years ended March 31, 1999: (a) net loss represents the loss attributable to the weighted average number of shares of Class A common stock, Class B common stock and, prior to the recapitalization, common stock outstanding after giving effect to the 12% yield on Class L common stock and (b) weighted average number of shares outstanding excludes unvested Class B common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high yields on the production lines, reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our metrology systems are used in all sections of the semiconductor fabrication plant, or "fab", to control the wafer fabrication processes. Examples of wafer fab processes, in which our metrology systems supply key information, are photoresist processing to support lithography, deposition of insulator and conductor films, patterned removal, or "etching", of insulator and conductor films, ion implantation and chemical mechanical planarization. We currently sell four product families of process control metrology systems: Therma-Probe systems, Opti-Probe systems, Opti-Probe CD systems, and Integra integrated metrology systems.

Therma-Probe Product Family. Therma-Probe systems utilize our proprietary thermal wave technology and are the predominant non-destructive process control metrology systems used to measure the critical ion implantation process on product wafers in the fabrication of semiconductors.

Opti-Probe Product Family. Opti-Probe Film Metrology systems provide the industry's most powerful capability to control and diagnose non-opaque films for semiconductor production. This unsurpassed metrology power is achieved by successfully integrating different measurement technologies, including optical technologies that are proprietary to our company, into each Opti-Probe system.

Opti-Probe CD Product Family. Opti-Probe CD systems measure the lateral dimensions, or CD, using a revolutionary, nondestructive technique based on spectroscopic ellipsometry. These systems are capable of providing CD metrology for the smallest features of the next several generations of IC's.

Integra Product Family. The Integra line of integrated metrology products is a broad-based family of compact metrology "modules" which are installed and function inside an IC process system, such as an etching system or CVD deposition system, to provide metrology on each wafer before it exits the process tool.

We derive our revenues from system sales, which have historically consisted primarily of our Therma-Probe and Opti-Probe systems, sales of replacement and spare parts, and service contracts. The following table summarizes our revenues in different categories as a percentage of total net revenues for the periods indicated.

                                  Fiscal Years Ended March 31,
                                -------------------------------
                                  2003       2002       2001
                                ---------  ---------  ---------
Net revenues
   Product....................        58%       78%       90%
   Service and parts..........        42         22         10
                                ---------  ---------  ---------
       Total net revenues.....       100%      100%      100%
                                =========  =========  =========

The fluctuations in these percentages are related primarily to the upturns and downturns of the semiconductor industry. Sales of replacement and spare parts, and service contracts tend to reflect more the installed base of systems previously sold than current system sales, and therefore, the dollars of such sales do not fluctuate as widely as systems sales. That causes the percentage of replacement and spare parts, and service contracts sales to be higher in downturns and lower in upturns.

International sales accounted for approximately 72%, 62% and 59% of our total revenues for fiscal 2003, 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, China, Taiwan, Singapore, Israel and Europe, such conditions could negatively impact our international sales in future periods.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies has a significant impact on the results we report in our financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, revenue recognition, in-process research and development, or IPR&D, goodwill and intangible assets, income taxes and warranty accruals. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition. Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." Historically, revenues from systems and spare parts were generally recognized at the time of shipment. Revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contract. Estimated contractual warranty obligations are recorded when related sales are recognized. Under SAB 101, equipment sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenues in the amount of the greater of fair market value of installation and a percentage of payment subject to final acceptance. The total revenues are allocated to each component of the multiple-element arrangement. Revenues on each element are recognized when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, the contractual obligations have been performed, title and risk of loss have passed to the customer, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained if applicable.

Freight terms of all standard product sales are FOB shipping point unless otherwise negotiated and agreed in written form between our customers and us. Shipments typically are made in compliance with shipment requirements specified in our customer's purchase order.

Revenues on new products are recognized upon customer final acceptance. Where the customer has the right to return the product, the revenues are not recognized until all of the following conditions have been evidenced after the customer's purchase order has been fulfilled: the right of return has expired and any potential returns would require authorization by our company under warranty provisions; the price of the sales is fixed or determinable; the payment terms are fixed and enforceable and collectibility is reasonably assured.

We monitor and track the amount of product returns and reduce revenues at the time of shipment for the estimated amount of such future returns, based on historical experience. While product returns have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same return rates that we have in the past. Any significant increase in product return rates could have a material adverse impact on our operating results for the period or periods in which such returns or increased costs materialize.

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

Inventory. We value our inventory at the lower of cost (first- in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventories to its estimated net realizable value, if less than cost, based primarily on its product demand forecast. As demonstrated during fiscal 2003 and 2002, demand for our products can fluctuate significantly. We recorded charges for excess and obsolete inventories of $9.6 million and $12.2 million in fiscal 2003 and 2002, respectively. The charges were in addition to our normal inventory reserve and were primarily caused by a significant reduction in demand including reduced demand for our older technology products. A significant increase in the demand for our product could result in a short-term increase of inventory purchases while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development, and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results. When we recorded additional reserve for excess and obsolete inventory, we created a new cost basis for the inventory. The reserve will be released only when the inventory that the reserve is provided for is sold or scrapped.

In-process research and development. We value tangible and intangible assets acquired through our business acquisitions at fair value including IPR&D. We determine IPR&D through established valuation techniques for various projects for the development of new products and technologies and expense IPR&D when technological feasibility is not reached. During fiscal 2002, we expensed approximately $16.3 million in IPR&D charges in connection with the Sensys acquisition because the technological feasibility of certain products under development had not been established and no future alternative uses existed. If we acquire other companies with IPR&D in the future, we will value the IPR&D through established valuation techniques and incur future IPR&D charges if those products under development have not reached technological feasibility.

Valuation of long-lived and intangible assets and goodwill. We have fully adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review of such assets include the following:

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

In accordance with SFAS No. 142, we performed a transitional goodwill impairment test during the quarter ended September 30, 2002 with respect to goodwill related to the Sensys acquisition. The impairment test under SFAS No. 142 was based on a two-step process involving: 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. As a result of our transitional impairment analysis, which considered current operating losses, a decrease in market capitalization below tangible book value, the absence of positive cash flows, and uncertainties resulting from the duration and severity of the industry downturn, a goodwill impairment loss of $65.9 million was recorded in the quarter ended September 30, 2002, which reduced the goodwill balance related to the Sensys acquisition to zero.

We have also conducted impairment reviews for other intangible assets under SFAS No. 144. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenues and estimated costs as well as appropriate discount rates. As a result of the reviews, we wrote off $576,000 for developed technology, $174,000 for a development contract and $793,000 for trade name intangible assets in fiscal 2003.

Income Taxes. We account for income taxes using the asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we cannot conclude, based on available objective evidence, that it is more likely than not we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At March 31, 2003, we provided a full valuation allowance for net operating loss carry-forwards for federal and state income tax purposes of approximately $75.5 million and $13.6 million, respectively, as we cannot conclude that it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of these assets.

Warranty. We provide warranty coverage for a predetermined amount of time, on systems and parts for material and labor to repair and maintain the equipment. We record the estimated cost of systems and parts warranty upon recognition of revenues, based on the average historical warranty expense for a specific tool. Should actual costs or material usage differ from our estimates, revisions to the estimated warranty liability may be required.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standard Board, or FASB, issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning the second quarter of fiscal 2004. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We are assessing the potential impact of this guidance, but at this point we do not believe the adoption of EITF 00-21 will have a material impact on our financial position or results of operations.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net revenues for the periods indicated.

                                                          Fiscal Years Ended March 31,
                                                      ----------------------------------
                                                         2003        2002        2001
                                                      ----------  ----------  ----------

Net revenues                                              100.0%     100.0%     100.0%
Cost of revenues....................................      111.9        79.8        51.2
                                                      ----------  ----------  ----------
Gross profit(loss)..................................      (11.9)       20.2        48.8
                                                      ----------  ----------  ----------
Operating expenses:
  Research and development..........................       59.4        35.5        17.1
  Selling, general and administrative...............       53.0        26.5        14.2
  In-process research and development...............         --        19.9          --
  Impairment of goodwill and other intangible assets      136.9          --          --
  Restructuring, severance and other................        8.7         1.8         0.9
  Stock-based compensation..........................        3.4         0.7          --
                                                      ----------  ----------  ----------
    Total operating expenses........................      261.4        84.4        32.2
                                                      ----------  ----------  ----------
Operating income (loss).............................     (273.3)      (64.2)       16.6
                                                      ----------  ----------  ----------
Other income (expense):
  Interest expense..................................       (0.3)       (0.3)       (0.1)
  Interest income...................................        1.9         3.0         2.1
  Other income (expense)............................        0.3         0.1        (1.4)
                                                      ----------  ----------  ----------
    Total other income, net.........................        1.9         2.8         0.6

Income (loss) before provision (benefit) for income      (271.4)      (61.4)       17.2
Provision (benefit) for income taxes................         --        (1.4)        1.0
                                                      ----------  ----------  ----------
Income (loss) before cumulative effect of
 change in accounting principle.....................     (271.4)      (60.0)       16.2
Cumulative effect of change in accounting
 principle..........................................         --          --        (3.2)
                                                      ----------  ----------  ----------
Net income (loss)...................................     (271.4)%     (60.0)%      13.0%
                                                      ==========  ==========  ==========

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

Net Revenues. Net revenues for the fiscal year ended March 31, 2003 and 2002 were $49.2 million and $81.9 million, respectively. Compared to fiscal 2002, net revenues decreased $32.7 million or 39.9%. The decrease in fiscal 2003 revenues was primarily attributable to the capital spending reductions in the semiconductor industry during fiscal 2003, which were primarily related to the cyclical downturn of semiconductor manufacturers and the weakness of the global economy. Compared to fiscal 2002, we sold 42% fewer units of our Therma-Probe and Opti-Probe products in fiscal 2003 and the average selling price decreased 17% in fiscal 2003 due to increased price competition.

The following table summarizes our revenues in different categories as a percentage of total net revenues for the periods indicated.

                                  Fiscal Years Ended March 31,
                                -------------------------------
                                  2003       2002       2001
                                ---------  ---------  ---------
Net revenues
   Product....................        58%       78%       90%
   Service and parts..........        42         22         10
                                ---------  ---------  ---------
       Total net revenues.....       100%      100%      100%
                                =========  =========  =========

Net revenues attributable to international sales for the fiscal years ended March 31, 2003 and 2002 accounted for 72% and 62% of our total revenues for such periods, respectively.

Demand for semiconductors and semiconductor equipment experienced a steep cyclical downturn during our fiscal year 2003. As a result, we experienced low order booking rates. Fewer orders, combined with rescheduling of delivery and order cancellations, resulted in lower revenues and gross profits that materially adversely impacted our financial position and results of operations.

We expect that the revenues for the first quarter of fiscal year 2004 will be essentially same or slightly down from that of the fourth quarter of fiscal 2003. We presently expect that both orders and revenues will improve gradually quarter by quarter in fiscal year 2004. However, due to the uncertainty of economic conditions and of the market response to our newly introduced products and revenue recognition of our new products, we can give no assurance that we will be able to meet our revenue expectations.

Gross Profit (Loss). Gross profit decreased 135% from $16.5 million profit in fiscal 2002 to $5.8 million loss in fiscal 2003. As a percentage of net revenues, gross profit decreased from 20% in fiscal 2002 to (12%) in fiscal 2003. Lower gross profit was primarily because of lower revenues and lower average selling price of products due to increased price competition in fiscal 2003. During fiscal 2003, as a result of unfavorable economic conditions and diminished demand for semiconductor products, we experienced a decline in sales and recorded an inventory charge of $9.6 million related to excess and obsolete inventories. This $9.6 million charge was offset by the reserve release of $1.0 million for sales of previously reserved inventory. This charge has been included in cost of revenues in our consolidated statement of operations. At March 31, 2002 we had written down inventories on hand by $12.2 million. These charges were in addition to our normal inventory reserve and were primarily caused by a significant reduction in demand including reduced demand for our older technology products. Inventory charges recorded in fiscal 2003 and 2002 have substantially lowered the net value of our 200mm inventory on hand and will have a significant impact on our gross margin if we are able to sell our excess 200mm inventory in the future. We have implemented or are in the process of implementing a number of cost reductions measures to improve our overall financial performance. These cost reduction measures include, but are not limited to, reduction in workforce in all functional areas, restrictions in discretionary spending, renegotiation of equipment maintenance contracts with vendors and so on. We expect these cost reduction measures will significantly reduce our costs and improve our gross margin.

Research and Development, or R&D, Expenses. R&D expenses were $29.2 million and $29.1 million for fiscal years 2003 and 2002, respectively. R&D expenses as a percentage of net revenues for fiscal 2003 increased to 59% from 36% for fiscal 2002 primarily due to the decrease of net revenues in fiscal 2003. During fiscal year 2003 we continued to reduce contract labor costs and other discretionary expenses but maintained the resources for our critical programs such as our real-time critical dimension product, or RT/CD. We believe that technological leadership is essential to strengthen our market position in the next economic upturn and expect to continue to commit significant resources to the development of new products and the continuous improvement of existing products. However, the high percentages of research and development expenses to net revenues for fiscal years 2003 and 2002 reflect the sharp reduction in revenues due to a severe industry downturn, not an increase in spending. We expect R&D expenses for fiscal 2004 to decrease due to the implementation of our cost reduction measures. R&D expenditures as a percentage of revenues will also decrease significantly in fiscal 2004 as industry conditions improve and as spending levels are appropriately adjusted.

Selling, General and Administrative, or SG&A, Expenses. SG&A expenses were $26.1 million and $21.7 million for fiscal years 2003 and 2002, respectively. Compared to fiscal 2002, SG&A expenses in fiscal 2003 increased $4.4 million, or 20%. The increase in fiscal 2003 SG&A expenses was due primarily to the legal and accounting fees associated with the investigation discussed in Item 14, "Controls and Procedures," and the inclusion of a full year of SG&A expense for Sensys Instruments Corporation, which represented $3.2 million. In fiscal 2002, two and half months of SG&A expenses of Sensys were included, which amounted to $616,000. The acquisition of Sensys is discussed in Note 6 of Notes to Consolidited Financial Statements. SG&A expenses as a percentage of net revenues increased to 53% in fiscal 2003 from 27% in fiscal 2002 primarily due to significantly lower revenue levels in fiscal 2003. We expect SG&A expenses will decrease in fiscal 2004 due to the implementation of our cost reduction measures. SG&A expenditures as a percentage of revenues will also decrease significantly as industry conditions improve and as spending levels are appropriately adjusted.

In-Process Research and Development. In January 2002, we acquired Sensys in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $16.3 million for acquired in-process technology for various projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the in-process technology projects were discounted at a rate of 40%. We believe this rate was appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. At the date of the Sensys acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed in the fourth quarter of fiscal 2002. No similar costs were expensed during fiscal 2003.

Impairment of Goodwill and Other Intangible Assets In accordance with SFAS No. 142, we performed a transitional goodwill impairment test during the quarter ended September 30, 2002 with respect to goodwill related to the Sensys acquisition. The impairment test under SFAS No. 142 was based on a two-step process involving: 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. As a result of our transitional impairment analysis, which considered current operating losses, a decrease in market capitalization below tangible book value, the absence of positive cash flows, and uncertainties resulting from the duration and severity of the industry downturn, a goodwill impairment loss of $65.9 million was recorded in the quarter ended September 30, 2002, which reduced the goodwill balance related to the Sensys acquisition to zero.

We have also conducted impairment reviews for other intangible assets under SFAS No. 144. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenues and estimated costs as well as appropriate discount rates. As a result of the reviews, we wrote off $576,000 for developed technology, $174,000 for a development contract and $793,000 for trade name intangible assets in fiscal 2003. We will conduct impairment reviews for the remaining balance of intangible assets in the future when we determine that the carrying value of intangible assets may not be recoverable.

Restructuring, Severance and Other. During fiscal 2003, we recorded $4.3 million charges related to restructuring, severance and other costs. We closed down two facilities in Santa Clara, California to reduce operating expenses and recorded a $1.2 million charge associated with the abandonment of leased facilities and write-off of fixed assets. We also implemented two reduction-in-force programs affecting approximately 190 people and recorded $3.1 million of severance and related costs. During fiscal 2002, we recorded $1.5 million in severance charges as we reduced our workforce by approximately 130 people to reduce operating costs. We had also implemented another reduction in force program of approximately 45 employees in April 2003 and will record the related severance and other costs in the first quarter of 2004.

Stock-Based Compensation. As part of the Sensys acquisition, we assumed $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expense was $1.7 million or 3% of net revenues in fiscal 2003 and $0.6 million or 1% of net revenues in fiscal 2002. We expect that the stock-based compensation in fiscal 2004 will be lower than that of fiscal 2003 due the cancellation of options held by the Sensys employees who left the company in fiscal 2003 and in the first quarter of 2004.

Other Income. Other income includes interest expense, interest income, and other non-operating income, net. Total other income for fiscal 2003 was $0.9 million, compared to $2.3 million of total other income in fiscal 2002. The decrease from fiscal 2002 to fiscal 2003 was primarily due to the decrease in the interest-generating investment balance. We expect that other income in fiscal 2004 will be lower than that of fiscal 2003 due to the lower balance of interest-generating investment.

Benefit for Income Taxes. The effective tax rate of 0% for fiscal year 2003 was based upon our net tax loss for fiscal 2003. For fiscal 2002, we recorded a $1.1 million benefit for income taxes due to a change in the tax law that allowed us to carry back net operating losses for five years instead of two years under the previous law. We received the $1.1 million tax refund during fiscal 2003.

Net Loss. Net loss for fiscal 2003 was $133.6 million, as compared to net loss of $49.2 million for the prior fiscal year. The loss in fiscal 2003 was primarily a result of decreased revenues, lower gross profit margin and charges recorded in fiscal 2003 of $67.4 million of goodwill and other intangible assets impairment, $9.6 million of additional reserves for obsolete and excess inventories and $4.3 million of restructuring, severance and other costs.

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

Net Revenues. Net revenues for the fiscal year ended March 31, 2002 and 2001 were $81.9 million and $198.2 million, respectively. Both fiscal 2002 and fiscal 2001 results reflect our adoption of SAB 101. Under SAB 101, a portion of revenues are deferred until installation is complete and the customer accepts the system. Deferred revenues relative to service contracts are recognized over of the life of the related service contract.

Compared to fiscal 2001, net revenues decreased $116.3 million or 59%. The decrease in fiscal 2002 revenues was primarily attributable to the capital spending reductions in the semiconductor industry during fiscal 2002, which were primarily related to the cyclical downturn of semiconductor manufacturers and the weakness of the global economy. Revenues decreased primarily due to decreased units sold of both our Therma-Probe and Opti-Probe products.

Net revenues attributable to international sales for the fiscal years ended March 31, 2002 and 2001 accounted for 62% and 59% of our total revenues for such periods, respectively.

Gross profit. Gross profit decreased 83% from $96.8 million in fiscal 2001 to $16.5 million in fiscal 2002. As a percentage of net revenues, gross profit decreased from 49% in fiscal 2001 to 20% in fiscal 2002. The substantial decrease in gross profit in fiscal 2002 was primarily because of lower revenue, a substantial increase of inventory reserves, and lower production volume, which was inadequate to absorb manufacturing overhead. We increased inventory reserves for obsolete and excess inventories by $12.2 million in the fourth quarter of fiscal 2002. The charges were significantly higher than the normal level and were primarily caused by a significant reduction in demand including reduced demand for our older technology products. During fiscal 2002, we did not reduce our manufacturing overhead enough to compensate for the 59% decrease in revenues compared to fiscal 2001.

Research and Development, or R&D, Expenses. R&D expenses were $29.1 million and $33.9 million for fiscal years 2002 and 2001, respectively, representing a decrease in fiscal 2002 of $4.8 million, or 14% from fiscal 2001. R&D expenses as a percentage of net revenues for fiscal 2002 increased to 36% from 17% for fiscal 2001. The decrease of absolute dollars from the prior year is primarily the result of reductions in patent defense expense, contract labor and discretionary expenses.

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

In-Process Research and Development. In January 2002, we acquired Sensys in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets included approximately $16.3 million for acquired in-process technology for various projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the in-process technology projects were discounted at a rate of 40%. We believe this rate was appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technological and commercial feasibility. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in process had no alternative future uses. Accordingly, these costs were expensed in the fourth quarter of fiscal 2002.

Severance Charge. During fiscal 2002, we recorded $1.5 million in severance charges as we reduced our workforce by approximately 130 people to reduce operating costs. In fiscal 2001, we accrued a $1.7 million severance charge due to the retirement of our former chairman and Chief Technical Officer, Dr. Allan Rosencwaig.

Stock-Based Compensation. As part of the acquisition of Sensys, we assumed $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expense was $0.6 million in our fiscal fourth quarter, or 4% of revenues for the quarter.

Other Income (Expense). Other income (expense) includes interest expense, interest income, and other non-operating income (expense), net. Total other income for fiscal 2002 was $2.3 million, compared to $1.2 million of total other income in fiscal 2001. A $3.0 million charge was recorded as other expense in fiscal 2001 in connection with the settlement of patent lawsuits with KLA- Tencor. Interest income included in the total other income of fiscal 2002 and 2001 was $2.4 million and $4.3 million, respectively. The decrease in interest income from fiscal 2001 to fiscal 2002 was primarily due to the decrease in interest rate.

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

Backlog

At March 31, 2003, 2002, and 2001, our backlog was $14.2 million, $16.5 million, and $57.3 million, respectively. Our backlog consists of product orders for which a customer purchase order has been received and accepted and which are scheduled for shipment within twelve months. Orders that are scheduled for shipment beyond the twelve-month window are not included in backlog until they fall within the twelve-month window. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Backlog also includes recurring fees payable under support contracts with our customers and orders for spare parts and billable service. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will sometimes reflect orders shipped in the same quarter that they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, consisting primarily of accounts receivable and inventories. We believe that because of the relatively long manufacturing cycle of certain of our systems, our inventories will continue to represent a significant portion of working capital. Over the last three fiscal years, we have funded our operating activities principally from net proceeds from our initial public offering as well as cash from operating activities in fiscal year 2001.

Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial losses and experienced negative cash flow since fiscal 2000, and have an accumulated deficit of $282.9 million at March 31, 2003. As a result of these circumstances, our independent auditors' report indicates that there is a substantial doubt about our ability to continue as a going concern.

To conserve cash, we have implemented cost cutting measures, and in September 2002, implemented a restructuring program. In addition, in June 2003, we entered into a credit agreement with a financial institution that provides for a credit facility of up to $15.0 million, subject to certain restrictions in the borrowing base based on eligibility of receivables and inventory.

If liquidity problems should arise, we will, as a last resort, take measures to reduce operating expenses such as reducing headcount or cancelling research and development projects. However, we may need to raise additional funds to finance our activities next year and beyond through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. We may not be able to obtain additional funds on terms that would be favorable to us, or at all.

We believes, based on our ability to implement the aforementioned measures, if needed, that we will have liquidity sufficient to meet our operating, working capital and financing needs for the next twelve months and perhaps beyond. We have not made any adjustment to our consolidated financial statements as a result of the outcome of the uncertainty described above.

Cash flow provided by (used in) operating activities was $(42.6) million, $(17.3) million and $9.6 million for the years ended March 31, 2003, 2002 and 2001, respectively. The cash used in operating activities in fiscal years 2003 and 2002 was mainly due to the net loss in these two fiscal years of $133.6 million and $49.2 million, respectively. Excluding the non-cash expenses, net losses were $46.6 million and $7.8 million, respectively for the years ended March 31, 2003 and 2002. Cash from changes in accounts receivable and inventory in fiscal year 2003 was largely offset by cash payments for accounts payable. During fiscal year 2002, the $26.8 million cash from change in accounts receivable was not sufficient to cover additional payments for accounts payable and other accrued liabilities. The net cash flow provided by operations in fiscal year 2001 was due to the net income generated in the year of $25.8 million.

During the year ended March 31, 2003, cash provided by investing activities was $10.2 million, a result of a net decrease in short-term investments of $12.6 million and capital expenditures and other investment of $2.4 million. Purchases of property and equipment were $1.5 million, $4.4 million and $12.0 million for the years ended March 31, 2003, 2002 and 2001, respectively. Capital expenditures for fiscal 2001 included approximately $4.6 million for expansion of our clean room at our Fremont, California manufacturing facility and $2.3 million for leasehold improvements to our sales, marketing and customer support facility in Fremont.

Cash used in financing activities was $0.8 million during the year ended March 31, 2003. A total of $1.2 million cash was generated from the issuance of common stock under our 2000 Employee Stock Purchase Plan and 2000 Equity Incentive Plan and for the exercise of warrants in connection with Sensys acquisition. A total of $1.1 million cash was restricted due to the requirement of our insurance premium financing agreement. Also $0.9 million cash was used to purchase stock pursuant to the stock repurchase program discussed in Note 10 of Notes to Consolidated Financial Statements entitled "Treasury Stock."

Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space and certain software license agreements. Future payments due under these obligations as of March 31, 2003 (in thousands) are as follows:

                                                Operating     Other
   Fiscal Year                                   Leases     Commitments
---------------------------------------------  -----------  ----------

   2004...................................... $     2,904  $       40
   2005......................................       2,474          40
   2006......................................       1,844          40
   2007......................................         534          40
   2008......................................         555          --
   Thereafter................................          93          --
                                               -----------  ----------
   Total future minimum payments............. $     8,404  $      160
                                               ===========  ==========

We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at March 31, 2003.

We had a $13.5 million loan and security agreement with Comerica Bank which allowed us to borrow money bearing interest at a floating rate per annum equal to the prime rate for our prime rate advances or at a rate per annum equal to LIBOR plus 2.0% for our LIBOR rate advances under the agreement. We could request advances in an aggregate outstanding amount not to exceed the lesser of $13.5 million or the Borrowing Base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility were secured by substantially all of our assets. The Comerica bank credit facility was scheduled to mature on June 30, 2004. As of March 31, 2003, due to the violation of the financial covenants related to the bank credit facility, we only maintained two standby letters of credit totaling $3.65 million as required by the lease agreements on our buildings. An amendment to the bank credit facility agreement was entered into as of May 6, 2003, but was limited to the larger of a borrowing base amount or $7.0 million.

In June 2003, we entered into a new loan and security agreement with Silicon Valley Bank, or SVB, replacing the agreement with Comerica Bank. The new agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million EXIM Bank guaranteed revolving line of credit. The new bank credit facility allows us to borrow money under the domestic line bearing interest at the SVB prime rate plus 1.50% floating. The EXIM revolving line allows us to borrow money at SVB prime rate plus 1.75% floating. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. The credit facilities mature on June 13, 2004.

Our principal sources of funds have been and are anticipated to be cash and short-term investments on hand ($13.7 million unrestricted as of March 31, 2003), cash flows from operating activities and, if available and necessary, borrowings under our bank credit facility. Our cash and short-term investments balance decreased by $45.4 million during fiscal year 2003. We have implemented various cost reduction programs during and subsequent to the end of fiscal year 2003 to bring operating expenses in line with revenue projections. We believe that with these cost reduction programs in place, we will reduce operating expenses significantly enough so that we will have sufficient liquidity and capital resources to meet our current and future financial obligations for at least the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Inflation

The impact of inflation on our business has not been material for the fiscal years ended March 31, 2003, 2002 and 2001.

Related Party Transactions

Ms. Talat Hasan, a member of our board of directors and former Senior Vice President of Therma-Wave and President and Chief Executive Officer of Sensys, is a general partner of Hitek Venture Partners Limited Partnership, or Hitek. Sensys, a wholly-owned subsidiary of Therma-Wave, leases from Hitek certain facilities occupied by Sensys in Santa Clara, California. For the years ended March 31, 2003 and 2002, Hitek received $298,000 and $45,000, respectively, from the lease of such facilities.

Mr. David Aspnes, a member of our board of directors, is also an owner of Aspnes Associates, Inc. We use Aspnes Associates, Inc. for consulting service on various engineering projects and have paid $59,000 and $40,000 to Aspnes Associates, Inc. during fiscal 2003 and 2002, respectively.

As of March 31, 2003, we had, in the aggregate, outstanding loans to our current and former management of approximately $196,000, the proceeds of which were used to acquire our capital stock and $943,000, the proceeds of which were used to pay certain tax liabilities incurred by certain executives. The loans used to acquire our capital stock bear interest at the applicable federal rate in effect at the time. The loans used to pay certain tax liabilities do not bear interest. The individuals who owe us these amounts have pledged their Therma- Wave stock as security for the loans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Related to Interest Rates and Foreign Currency

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relations to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of March 31, 2003, our cash included money market securities and commercial paper. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Auditors
Consolidated Balance Sheets as of March 31, 2003 and 2002
Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders' Equity for the years ended March 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Therma-Wave, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Therma-Wave, Inc. and its subsidiaries at March 30, 2003 and March
31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of
America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, during the year ended April 1, 2001 the Company changed its method of recognizing revenue.

PricewaterhouseCoopers LLP

San Jose, California

May 28, 2003, except as to the Liquidity section of Note 1,

which is as of June 26, 2003

                                 THERMA-WAVE, INC.

                          CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                                                   March 31,
                                                           --------------------
                                                             2003       2002
                                                           ---------  ---------
ASSETS
Current assets:
  Cash................................................... $  13,695  $  46,484
  Short-term investments.................................        --     12,575
  Restricted cash........................................     1,064         --
  Accounts receivable, net of allowance for doubtful
   accounts of $1,553 and $2,024 at March 31, 2003 and
   2002, respectively....................................    13,822     15,635
  Inventory..............................................    22,146     34,677
  Other current assets...................................     1,657      3,415
                                                           ---------  ---------
    Total current assets.................................    52,384    112,786
Property and equipment, net..............................     9,004     14,041
Goodwill and other intangible assets, net................     1,811     70,096
Other assets.............................................     4,504      4,723
                                                           ---------  ---------
    Total assets......................................... $  67,703  $ 201,646
                                                           =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $   2,148  $   6,297
  Accrued liabilities....................................    15,589     15,983
  Deferred revenues......................................    11,138      9,493
                                                           ---------  ---------
    Total current liabilities............................    28,875     31,773
Long-term debt...........................................        --         16
Deferred rent and other..................................     2,490      2,358
                                                           ---------  ---------
    Total liabilities....................................    31,365     34,147
                                                           ---------  ---------
Commitments and contingencies (Note 7)
Stockholders' equity:
  Common stock, $0.01 par value; 75,000,000 shares
   authorized: 29,360,026 shares issued and 29,090,515
   shares outstanding at March 31, 2003; 29,090,118
   shares issued and outstanding at March 31, 2002.......       293        291
  Additional paid-in capital.............................   322,048    321,466
  Treasury stock, 269,511 shares at March 31,2003 at cost      (437)        --
  Notes receivable from stockholders.....................      (196)      (200)
  Accumulated other comprehensive loss...................    (1,334)    (1,790)
  Deferred stock-based compensation......................    (1,107)    (2,943)
  Accumulated deficit....................................  (282,929)  (149,325)
                                                           ---------  ---------
    Total stockholders' equity...........................    36,338    167,499
                                                           ---------  ---------
    Total liabilities and stockholders' equity........... $  67,703  $ 201,646
                                                           =========  =========

         The accompanying notes are an integral part of these consolidated financial statements

                        THERMA-WAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                          Fiscal Years Ended March 31,
                                                      ----------------------------------
                                                         2003        2002        2001
                                                      ----------  ----------  ----------

Net revenues
  Product........................................... $   28,515  $   63,793  $  178,379
  Service and parts.................................     20,705      18,144      19,820
                                                      ----------  ----------  ----------
    Total net revenues..............................     49,220      81,937     198,199

Cost of revenues(including stock-based
  compensation of $33,000, $16,000 and $0)..........     55,061      65,414     101,421
                                                      ----------  ----------  ----------
Gross profit(loss)..................................     (5,841)     16,523      96,778
                                                      ----------  ----------  ----------
Operating expenses:
  Research and development (excluding stock-based
  compensation of $968,000, $297,000 and $0)........     29,230      29,122      33,881
  Selling, general and administrative (excluding
  stock-based compensation of $716,000, $239,000
  and $0)...........................................     26,071      21,713      28,239
  In-process research and development...............         --      16,340          --
  Impairment of goodwill and other intangible assets     67,408          --          --
  Restructuring, severance and other................      4,293       1,470       1,700
  Stock-based compensation..........................      1,684         536          --
                                                      ----------  ----------  ----------
    Total operating expenses........................    128,686      69,181      63,820
                                                      ----------  ----------  ----------
Operating income (loss).............................   (134,527)    (52,658)     32,958
                                                      ----------  ----------  ----------
Other income (expense):
  Interest expense..................................       (161)       (204)       (249)
  Interest income...................................        946       2,436       4,275
  Other income (expense)............................        138         110      (2,830)
                                                      ----------  ----------  ----------
    Total other income, net.........................        923       2,342       1,196
                                                      ----------  ----------  ----------
Income (loss) before provision (benefit) for income    (133,604)    (50,316)     34,154
Provision (benefit) for income taxes................         --      (1,120)      2,025
                                                      ----------  ----------  ----------
Income (loss) before cumulative effect of
 change in accounting principle.....................   (133,604)    (49,196)     32,129
Cumulative effect of change in accounting
 principle..........................................         --          --      (6,287)
                                                      ----------  ----------  ----------
Net income (loss)................................... $ (133,604) $  (49,196) $   25,842
                                                      ==========  ==========  ==========
Basic net income (loss) per share:
  Income (loss) before cumulative effect of
   change in accounting principle................... $    (4.69) $    (1.98) $     1.37
  Cumulative effect of change in accounting
   principle........................................         --          --       (0.27)
                                                      ----------  ----------  ----------
Basic net income (loss) per share................... $    (4.69) $    (1.98) $     1.10
                                                      ==========  ==========  ==========
Diluted net income (loss) per share:
  Income (loss) before cumulative effect of
   change in accounting principle................... $    (4.69) $    (1.98) $     1.27
  Cumulative effect of change in accounting
   principle........................................         --          --       (0.25)
                                                      ----------  ----------  ----------
Diluted net income (loss) per share................. $    (4.69) $    (1.98) $     1.02
                                                      ==========  ==========  ==========
Weighted average number of shares outstanding:
  Basic.............................................     28,500      24,894      23,444
  Diluted...........................................     28,500      24,894      25,277

    The accompanying notes are an integral part of these consolidated financial statements.

                        THERMA-WAVE, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (In thousands, except share data)

                       Common Stock      Additional    Treasury Stock          Note       Accumulated    Deferred
                    -------------------   Paid-In   --------------------  Receivable from Other Compre- Stock-Based  Accumulated            Comprehensive
                      Shares     Amount   Capital    Shares     Amount     Stockholders   hensive Loss  Compensation  Deficit      Total    Income (Loss)
                    -----------  ------  ---------  ---------  ---------  --------------  ------------  -----------  ----------  ---------  ------------
Balance at March
31, 2000..........  23,646,878  $  236  $ 226,199                        $         (241) $       (738)              $ (125,971) $  99,485
Net income........                                                                   --            --                   25,842     25,842  $     25,842
Currency
translation
adjustments.......                                                                               (725)                      --       (725)         (725)
                                                                                                                                            ------------
Comprehensive
income............                                                                                                                         $     25,117
                                                                                                                                            ============
Receipts from
stockholders......                                                                   29                                                29
Issuance of
common stock......     347,821       4      4,447                                                                                   4,451
                    -----------  ------  ---------  ---------  ---------  --------------  ------------  -----------  ----------  ---------
Balance at March
31, 2001..........  23,994,699     240    230,646         --                       (212)       (1,463)          --    (100,129)   129,082
Net loss..........                                                                                                     (49,196)   (49,196) $    (49,196)
Currency
translation
adjustments.......                                                                               (327)                               (327)         (327)
                                                                                                                                            ------------
Comprehensive
loss..............                                                                                                                         $    (49,523)
                                                                                                                                            ============
Repayment of notes
receivable from
stockholders......                                                                   12                                                12
Issuance of
common stock under
ESPP..............     295,199       3      2,740                                                                                   2,743
Issuance of
common stock under
stock option
plan..............     132,434       1        875                                                                                     876
Cancellation of
time-vesting
shares............     (13,742)     --         (6)                                                                                     (6)
Issuance of
common stock for
acquisition of
Sensys............   4,470,510      45     82,941                                                                                  82,986
Issuance of
common stock for
the exercise of
warrants..........     211,018       2        775                                                                                     777
Deferred
stock-based
compensation......                          3,495                                                           (3,495)                    --
Amortization of
deferred
stock-based
compensation......                                                                                             552                    552
                    -----------  ------  ---------  ---------  ---------  --------------  ------------  -----------  ----------  ---------
Balance at March
31, 2002..........  29,090,118     291    321,466         --         --            (200)       (1,790)      (2,943)   (149,325)   167,499
Net loss..........                                                                                                    (133,604)  (133,604) $   (133,604)
Currency
translation
adjustments.......                                                                                456                                 456           456
                                                                                                                                            ------------
Comprehensive
loss..............                                                                                                                         $   (133,148)
                                                                                                                                            ============
Repayment of notes
receivable from
stockholders......                                                                    4                                                 4
Repurchase of
common stock......                                  (447,500)      (938)                                                             (938)
Issuance of
common stock under
ESPP..............     205,706       2        455    147,314        411                                                               868
Issuance of
common stock under
stock option
plan..............      24,246                136                                                                                     136
Issuance of
treasury stock
for payment of
consulting service          --                (40)    30,675         90                                                                50
Issuance of
common stock for
the exercise of
warrants..........      39,956                150                                                                                     150
Adjustment to
deferred stock-
based compensation
due to reduction
in force..........                           (119)                                                             119                     --
Amortization of
deferred
stock-based
compensation......                                                                                           1,717                  1,717
                    -----------  ------  ---------  ---------  ---------  --------------  ------------  -----------  ----------  ---------
Balance at March
31, 2003..........  29,360,026  $  293  $ 322,048   (269,511) $    (437) $         (196) $     (1,334) $    (1,107) $ (282,929) $  36,338
                    ===========  ======  =========  =========  =========  ==============  ============  ===========  ==========  =========

         The accompanying notes are an integral part of these consolidated financial statements.

                                 THERMA-WAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                           Fiscal Years Ended March 31,
                                                       -------------------------------
                                                         2003       2002       2001
                                                       ---------  ---------  ---------
Operating activities:
Net income (loss).................................... $(133,604) $ (49,196) $  25,842
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation.......................................     5,913      5,251      1,042
  Amortization of intangible assets..................     1,497        682        451
  Amortization of stock-based compensation...........     1,717        552         --
  Provision for allowance for doubtful accounts,
  returns and allowance..............................      (471)       928       (376)
  In-process research and development................        --     16,340         --
  Deferred income taxes..............................        --      5,459     (5,459)
  Loss on disposal of property, plant and equipment..       588         --      1,467
  Impairment of goodwill and other intangible assets.    67,409         --         --
  Loss on abandonment of leased facilities...........       651         --         --
  Inventory charge...................................     9,605     12,217         --
  Issuance of treasury stock in connection with
  payment of consulting service......................        50         --         --
  Changes in assets and liabilities:
    Accounts receivable..............................     2,284     26,788    (18,572)
    Inventories......................................     2,926      1,166    (23,492)
    Other assets.....................................     2,302     (2,110)    (1,402)
    Accounts payable.................................    (4,149)    (6,983)     2,436
    Accrued and other liabilities....................       732    (28,383)    27,663
                                                       ---------  ---------  ---------
      Net cash provided by (used in) operating
       activities....................................   (42,550)   (17,289)     9,600
                                                       ---------  ---------  ---------
Investing activities:
  Purchases of property and equipment................    (1,464)    (4,364)   (11,988)
  Sale (purchase) of short-term investments..........    12,575      7,275    (19,850)
  Cash acquired upon Sensys acquisition..............        --      2,055         --
  Purchase of patents and other......................      (946)      (927)      (478)
                                                       ---------  ---------  ---------
      Net cash provided by (used in) investing
       activities....................................    10,165      4,039    (32,316)
                                                       ---------  ---------  ---------
Financing activities:
  Restricted cash....................................    (1,064)        --         --
  Principal payments under capital lease
  obligations........................................        --        (66)      (514)
  Proceeds from issuance of common stock.............     1,154      4,390      3,973
  Repayment of notes receivable from stockholders....         4         12         --
  Purchase of treasury stock.........................      (938)        --         --
  Tax benefits from employee stock option plans......        --         --        478
  Repayment of long-term debt........................       (16)        --         --
                                                       ---------  ---------  ---------
      Net cash provided by (used in) financing
       activities....................................      (860)     4,336      3,937
                                                       ---------  ---------  ---------

Effect of exchange rates on cash.....................       456       (327)      (696)
                                                       ---------  ---------  ---------
Net decrease in cash and cash
 equivalents.........................................   (32,789)    (9,241)   (19,475)
Cash and cash equivalents at beginning of year.......    46,484     55,725     75,200
                                                       ---------  ---------  ---------
Cash and cash equivalents at end of year............. $  13,695  $  46,484  $  55,725
                                                       =========  =========  =========
Supplementary disclosures:
  Cash paid for interest............................. $      75  $     134  $     226
                                                       =========  =========  =========
  Cash paid for income taxes......................... $     124  $     577  $   1,403
                                                       =========  =========  =========

   The accompanying notes are an integral part of these consolidated financial statements.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Description of Business

Therma-Wave, Inc. (the "Company"), a Delaware corporation,
develops, manufactures, and markets process control metrology systems for use in the manufacture of semiconductors. These systems are based on our proprietary thermal wave and optical technologies. We market and sell our products worldwide to major semiconductor manufacturers.

Basis of Presentation

The consolidated financial statements include the accounts of Therma-
Wave, Inc. and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. Our fiscal year is a 52 to 53-
week year ending on the Sunday closest to March 31 of each year. Fiscal years
2003, 2002 and 2001 ended on March 30, 2003, March 31, 2002 and April 1, 2001, respectively. For convenience, the accompanying financial statements have been presented as March 31 of each fiscal year.

Liquidity

The Company's consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses and experienced negative cash flows since fiscal
2000 and has an accumulated deficit of $282.9 million at March 31, 2003. This raises substantial doubt about its ability to continue as a going concern.

To conserve cash, the Company has implemented cost cutting measures, and in
September 2002, implemented a restructuring program. In addition, in June 2003, the Company entered into a new Loan and Security Agreement with Silicon Valley
Bank replacing the agreement with Comerica Bank. The new agreement includes a
$5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million EXIM Bank guaranteed revolving line of credit, subject to certain restrictions in the borrowing base based on eligibility of receivables and inventory. The new bank credit facility allows the Company to borrow money under the domestic line bearing interest at the SVB prime rate plus 1.50% floating. The EXIM revolving line allows the Company to borrow money at SVB prime rate plus 1.75% floating. The Company may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. The Company's borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of the Company's assets. The credit facilities mature on June 13, 2004.

If liquidity problems should arise, the Company will, as a last resort, take measures to reduce operating expenses such as reducing headcount or canceling research and development projects. However, the Company may need to raise additional funds to finance its activities next year and beyond through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. The Company may not be able to obtain additional funds on terms that would be favourable to its stockholders and the Company, or at all.

The Company believes, based on its ability to implement the aforementioned measures, if needed, that it will have liquidity sufficient to meet its operating, working capital and financing needs for the next twelve months and perhaps beyond. The Company has not made any adjustment to its consolidated financial statements as a result of the outcome of the uncertainty described above.

Revenue Recognition

Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff
Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial
Statements." Historically, revenues from systems and spare parts were generally recognized at the time of shipment. Revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contract. Estimated contractual warranty obligations are recorded when related sales are recognized. Under SAB 101, equipment sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenues in the amount of the greater of fair market value of installation and a percentage of payment subject to final acceptance. The total revenues are allocated to each component of the multiple-element arrangement.
Revenues on each element are recognized when the contractual obligations have been performed, title and risk of loss have passed to the customer, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained if applicable.

Freight terms of all standard product sales are FOB shipping point unless otherwise negotiated and agreed in written form between our customers and us.
Shipments typically are made in compliance with shipment requirements specified in our customer's purchase order.

Revenue on new products is recognized upon customer final acceptance. Where the customer has the right to return the product, the revenue is not recognized until all of the following conditions have been evidenced after the customer's purchase order has been fulfilled: the right of return has expired and any potential returns would require authorization by our company under warranty provisions; the price of the sales is fixed or determinable; the payment terms are fixed and enforceable and collectibility is reasonably assured.

Change in Accounting Principle

In accordance with guidance provided in SAB 101, we recorded $6.3 million (net of income tax benefit of $401,000), or $0.25 per diluted share, as the cumulative effect of the change in accounting principle as of the beginning of the 2001 fiscal year.

Deferred revenues as of April 1, 2000 were $10.9 million. This amount consisted of deferred service revenues as well as $9.4 million of equipment revenues that were deferred from previous years under SAB 101. During the years ended March 31, 2003, 2002 and 2001, we recognized $0.7 million, $1.6 million and $6.9 million, respectively, out of the $9.4 million revenues that were included in the cumulative effect adjustment as of April 1, 2000. As of March
31, 2003, $240,000 out of the $9.4 million remained in the deferred revenue balance.

Concentration of Credit Risk/Major Customers

We sell our products to major semiconductor manufacturing companies throughout the world. We perform continuing credit evaluations of our customers and, generally, do not require collateral. Letters of credit may be required from our customers in certain circumstances. Sales to customers representing 10%
or more of net revenues were as follows:

                                                  Percentage of Net Revenues
                                              -------------------------------
                                                  Fiscal Years Ended March 31,
                                              -------------------------------
Customer                                        2003       2002       2001
--------------------------------------------  ---------  ---------  ---------
   A........................................        13%       24%       22%
   B........................................        -- %       13%       -- %
   C........................................        -- %       12%       13%

Accounts receivable from two customers accounted for approximately 16% and
10%, respectively, of total accounts receivable at March 31, 2003. Accounts receivable from two customers accounted for approximately 17% and 16%, respectively, of total accounts receivable at March 31, 2002.

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

Use of Estimates

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

Foreign Currency Translations and Transactions

We have determined that the functional currency of our foreign operations is the local currency. The accumulated effects of foreign translation rate changes related to net assets located outside the United States are included as a component of stockholders' equity. Foreign currency transaction gains (losses) are included in other income and expense in the accompanying consolidated statements of operations and amounted to $(5,000), $(31,000) and
$3,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Cash and Cash Equivalents

We maintain our cash in depository accounts, money market accounts and commercial paper with several financial institutions. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Short-Term Investments

In fiscal year 2003, all investments were made in commercial paper or municipal bonds and were held to maturity. Therefore there were no unrealized gains or losses. We also have certain money market and mutual fund investments classified as trading securities included in Other Assets that are part of a deferred compensation plan.  Trading securities are reported at fair value with unrealized gains and losses, interest and dividends included in interest income
(expense).

Restricted Cash

At March 31, 2003, the Company had $1.1 million restricted cash invested in a certificate of deposit. This restricted cash is pledged as a deposit for financed insurance premiums. At March 31, 2002, the Company had no restricted cash.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.  During the years ended March 31,
2003, 2002 and 2001, respectively, we recorded charges of $9.6 million, $12.2 million and $0, respectively, associated with additional inventory reserves for obsolete and excess inventories. The charges were included in cost of revenues.
In fiscal 2003, the $9.6 million charge was offset by the reserve release of $1.0 million for sales of previously reserved inventory.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense on property and equipment for fiscal years 2003, 2002 and 2001 was $5.9 million,
$5.3 million and $1.0 million, respectively.

Goodwill and Other Intangible Assets

We obtained certain intangible assets in the acquisition of Sensys
Instruments Corporation, or Sensys. These intangible assets include developed technology, development contract and trade name and are being amortized on a straight-line basis over the estimated useful lives of two to five years. We have adopted Statement of Financial Accounting Standards No. 142, or SFAS No.
142, "Goodwill and Other Intangible Assets." We conducted impairment reviews of goodwill and other intangible assets in fiscal 2003. As a result of the reviews, we wrote off $65.9 million for goodwill, $576,000 for developed technology, $174,000 for a development contract and $793,000 for trade name intangible assets in fiscal 2003. For fiscal 2003 we recorded intangible asset amortization expense of $0.9 million. (See Note 11.)

Long-Lived Assets

We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As part of the cost reduction efforts in fiscal 2003, the Company abandoned two of its leased facilities.
Leasehold improvements for the abandoned facilities and fixed assets disposed along with the restructuring totaling $513,000 were written off in the fourth quarter of fiscal 2003 as it was determined that the carrying amount of these assets exceeded the estimated future cash flows from the use of these assets.

Research and Development Expenses

Expenditures for research and development are expensed as incurred.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS
No. 123, "Accounting for Stock-Based Compensation." As allowed by the provisions of SFAS No. 123, the Company has continued to apply Accounting Principles Board
Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost because the exercise price of stock options equals the market price of the underlying stock at the date of option grant. The
Company adopted the disclosure provisions of SFAS No. 123. In April 2000, the
Financial Accounting Standards Board issued FASB Intepretation No. 44,
"Accounting for Certain Transactions Involving Stock Compensation: An
Interpretation of APB No. 25." The Company has adopted the provisions of FIN 44, and such adoption did not materially impact the Company's results of operations.
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation Transition and Disclosure." The statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The
Company has adopted the disclosure provisions of SFAS No. 148.

Had compensation costs been determined based upon the fair
value at the grant date for awards under the stock option plans and employee stock purchase plans, consistent with the methodology prescribed under SFAS No.
123, our pro forma net income (loss) and pro forma net income (loss) per share under SFAS No. 123 would have been:

                                             Fiscal Years Ended March 31,
                                        -------------------------------------
                                            2003         2002         2001
                                        -----------  -----------  -----------
Net income (loss) (in thousands)
 As reported.......................... $  (133,604) $   (49,196) $    25,842
 Add: Stock-based employee compensation
  expense included in the determination
  of net income (loss), as reported...       1,717          552            0
 Deduct: Stock-based employee compensation
  expense determined using fair value
  method..............................      (6,233)      (7,508)      (4,952)
                                        -----------  -----------  -----------
Pro forma net income (loss)........... $  (138,120) $   (56,152) $    20,890
                                        ===========  ===========  ===========
Basic net income (loss) per share.....
  As Reported.........................       (4.69)       (1.98)        1.10
  Pro forma...........................       (4.85)       (2.26)        0.89

Diluted net income (loss) per share...
  As Reported.........................       (4.69)       (1.98)        1.02
  Pro forma...........................       (4.85)       (2.26)        0.83

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

Comprehensive Income (Loss)

The Company's comprehensive income (loss) includes net income (loss)
and foreign currency translation adjustments and is presented in the statement of stockholders' equity.  At March 31, 2003 and 2002, the accumulated other comprehensive loss was $1.3 million and $1.8 million, respectively, consisting of currency translation adjustments.

Advertising Costs

We expense advertising and promotional costs, which are not material, as they are incurred.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for
Certain Financial Instruments with Characteristics of Both Liabilities and
Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No.
150 is effective beginning the second quarter of fiscal 2004. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46,
"Consolidation of Variable Interest Entities--an Interpretation of ARB No.
51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple-
Deliverable Revenue Arrangements." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are
"separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting
Changes." The Company is assessing the potential impact of this guidance, but at this point does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

2. BALANCE SHEET COMPONENTS

                                                              March 31,
                                                         --------------------
                                                           2003       2002
                                                         ---------  ---------
                                                            (In thousands)
   Inventory:
     Purchased materials............................... $   2,459  $  11,172
     Systems in process................................    11,340     12,657
     Finished systems..................................     8,347     10,848
                                                         ---------  ---------
       Total inventory................................. $  22,146  $  34,677
                                                         =========  =========
   Property and equipment:
     Laboratory and test equipment..................... $   9,220  $   9,037
     Office furniture and equipment....................    10,536     11,015
     Machinery and equipment...........................     1,729      1,830
     Leasehold improvements............................     8,414     10,571
                                                         ---------  ---------
       Total property and equipment, gross.............    29,899     32,453
       Accumulated depreciation and amortization.......   (20,895)   (18,412)
                                                         ---------  ---------
       Total property and equipment, net............... $   9,004  $  14,041
                                                         =========  =========
   Accrued liabilities:
     Accrued compensation and related expenses......... $   3,417  $   3,527
     Accrued warranty costs............................       983      1,777
     Commissions payable...............................       354        803
     Income tax payable................................     4,890      4,903
     Other accrued liabilities.........................     5,945      4,973
                                                         ---------  ---------
       Total accrued liabilities....................... $  15,589  $  15,983
                                                         =========  =========

3. NET INCOME (LOSS) PER SHARE

The following tables set forth the computation of net
income (loss) per share of common stock:

                                                          Fiscal Years Ended March 31,
                                                      ----------------------------------
                                                         2003        2002        2001
                                                      ----------  ----------  ----------
Numerator (in thousands):
  Net income (loss)................................. $ (133,604) $  (49,196) $   25,842

Denominator (in thousands):
Weighted average shares outstanding used for
 basic income (loss) per share......................     28,500      24,894      23,444
Common stock subject to repurchase..................         --          --         333
Dilutive stock options..............................         --          --       1,500
                                                      ----------  ----------  ----------
Weighted average shares outstanding used for
 diluted income (loss) per share....................     28,500      24,894      25,277
                                                      ==========  ==========  ==========

The following table summarizes securities outstanding (in thousands), in absolute number, as of each period end which were not included in the calculation of diluted net income (loss) per share since their inclusion would be anti-dilutive.

                                                                   March 31,
                                                      ----------------------------------
                                                         2003        2002        2001
                                                      ----------  ----------  ----------
Common stock subject to repurchase (unvested).......         --         105          --
Common stock held in escrow.........................        541         541          --
Stock options.......................................      5,756       5,016         948
Warrants............................................         79         118          --

The stock options outstanding at March 31, 2003, 2002 and 2001 that we excluded from the above calculation, had a weighted average exercise price of
$8.27, $11.46 and $15.89, respectively. The warrants outstanding at March 31,
2003 that we excluded from the above calculation, had a weighted average exercise price of $3.68.

4. FINANCING ARRANGEMENTS

Bank Credit Facility

We had a $13.5 million loan and security agreement with Comerica Bank which allowed us to borrow money bearing interest at a floating rate per annum equal to the prime rate for our prime rate advances or at a rate per annum equal to LIBOR plus 2.0% for our LIBOR rate advances under the agreement. We could request advances in an aggregate outstanding amount not to exceed the lesser of
$13.5 million or the Borrowing Base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the Comerica bank credit facility were secured by substantially all of our assets. The Comerica bank credit facility was scheduled to mature on June 30, 2004.  As of March 31, 2003, due to the violation of the financial covenants related to the bank credit facility, we only maintained two standby letters of credit totaling $3.65 million as required by the lease agreements on our buildings. An amendment to the bank credit facility agreement was entered into as of May 6, 2003, but was limited to the larger of a borrowing base amount or $7.0 million.

5. INCOME TAXES

The domestic and foreign components of income (loss) before provision
(benefit) for income taxes and cost of accounting change are as follows (in thousands):

                                                Fiscal Years Ended March 31,
                                              -------------------------------
                                                2003       2002       2001
                                              ---------  ---------  ---------
   Domestic................................. $(133,142) $ (47,829) $  32,994
   Foreign..................................      (462)    (1,367)     1,160
                                              ---------  ---------  ---------
     Total.................................. $(133,604) $ (49,196) $  34,154
                                              =========  =========  =========

The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                Fiscal Years Ended March 31,
                                              -------------------------------
                                                2003       2002       2001
                                              ---------  ---------  ---------
   Current:
     Federal................................ $      --  $  (6,579) $   7,118
     State..................................        --         --       (129)
     Foreign................................        --         --        495
                                              ---------  ---------  ---------
                                                    --     (6,579)     7,484
                                              ---------  ---------  ---------
   Deferred:
     Federal................................        --      5,459     (5,459)
     State..................................        --         --         --
     Foreign................................        --         --         --
                                              ---------  ---------  ---------
                                                    --      5,459     (5,459)
                                              ---------  ---------  ---------
   Total:                                    $      --  $  (1,120) $   2,025
                                              =========  =========  =========

A reconciliation between the U.S. federal statutory rate and the effective tax rate reflected in the statements of operations is as follows:

                                                Fiscal Years Ended March 31,
                                              -------------------------------
                                                2003       2002       2001
                                              ---------  ---------  ---------

Provision at federal statutory rate.........      35.0%     35.0%     35.0%
State taxes.................................       2.8        0.4        1.0
Foreign sales corporation...................        --         --       (3.3)
Tax credits.................................        --         --      (11.1)
Change in valuation allowance...............     (19.5)     (25.7)     (16.3)
Non-deductible expenses.....................     (18.1)     (11.3)       0.4
Other.......................................      (0.2)       3.8        0.3
                                              ---------  ---------  ---------
  Total.....................................        -- %      2.2%      6.0%
                                              =========  =========  =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                              March 31,
                                                         --------------------
                                                           2003       2002
                                                         ---------  ---------
   Deferred tax assets:
     Accrued costs and expenses........................ $  18,361  $  12,775
     Depreciation and amortization.....................     1,033      1,427
     Other.............................................     1,367         --
     Net operating loss and tax credits carryforwards..    27,982     12,416
                                                         ---------  ---------
       Total gross deferred tax assets.................    48,743     26,618
   Less: valuation allowance...........................   (47,055)   (24,146)
                                                         ---------  ---------
       Total deferred tax assets.......................     1,688      2,472
                                                         ---------  ---------
   Deferred tax liabilities:
     Non-goodwill intangibles..........................    (1,688)    (1,826)
     Other.............................................        --       (646)
                                                         ---------  ---------
     Net deferred tax liabilities......................    (1,688)    (2,472)
                                                         ---------  ---------
       Total net deferred tax assets................... $      --  $      --
                                                         =========  =========

The net changes in the total valuation allowance for the
years ended March 31, 2003 and 2002 were $22.9 million and $14.7 million, respectively. At March 31, 2002, management has recognized deferred tax assets equal to the deferred tax liability related to acquired non-goodwill intangibles.

At March 31, 2003, we had federal and state net operating losses of $75.5 million and $13.6 million, respectively. The federal net operating losses will begin to expire in 2023, while the state net operating losses will begin to expire in 2008.

Under the Internal Revenue Code Section 382, the amounts
of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances.  Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

At March 31, 2003, we had federal and state research and development tax credits of $558,000 and $800,000, respectively. The federal research and development tax credits will begin to expire in 2012, while the state research tax credits may be carried forward indefinitely.

6. BUSINESS COMBINATIONS

On January 16, 2002, we issued approximately 4.47 million
shares of our common stock in exchange for all outstanding common and preferred shares of Sensys. The results of Sensys' operations have been included in the consolidated financial statements since that date. Sensys was founded in 1996 to develop and market advanced process control metrology products that can be integrated into semiconductor processing equipment.  These products are aimed at improving the productivity of this equipment in semiconductor fabs. Sensys has established positions at several leading process equipment suppliers for lithography, CMP, etch and CD-SEM equipment. The Sensys acquisition further strengthens our position in this important emerging market segment. Sensys'
business operations have been fully integrated with Therma-Wave's Integra product lines, including the iX-SE,  to form our integrated metrology offering.

The total purchase price for this acquisition was $88.3 million, consisting of approximately 4.47 million shares of common stock with a fair value of $72.8 million, assumed stock options to purchase 608,151 shares of common stock with a fair value of $9.1 million, assumed warrants to acquire 329,490 shares of common stock with a fair value of $4.6 million, and transaction costs, consisting of investment advisory, legal and other professional service fees, of $1.85 million. Common stock was valued at $16.28 per share using the Company's average stock price for the five-day period around January 15, 2002. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of five years, a weighted average risk-free rate of 4.5%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $16.28 per share. The intrinsic value of these options, totaling approximately $3.5 million, has been recorded as deferred stock-based compensation. Warrants were valued using the Black-Scholes option pricing model, applying the remaining contractual life of 3.6 years, a weighted average risk-
free rate of 4.5%, an expected dividend yield of zero percent, a volatility of
90% and a deemed fair value of $16.28 per share.

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
                                             =========

The allocation of the consideration for the acquisition of Sensys to its individual assets and liabilities was based on management's analysis and estimates of the fair values of the acquired assets and liabilities. In addition to the value assigned to IPR&D projects, and Sensys' tangible assets, specific intangible assets were identified and valued.  The identifiable assets included a development contract, trade name, and then-existing developed technology.

IPR&D consisted of those products not yet proven to be technologically feasible but developed to a point where there was value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-
process technologies, the assigned value was expensed immediately upon the closing date of the acquisition.

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

The projects included in purchased IPR&D, the percent completed and the value assigned to each project were as follows (in thousands):

                                  Estimate of       Value
                             Percent Completed   Assigned
                            ------------------  ---------
IPR&D:
  Compact CD-i.............                22% $  14,180
  Standalone Capabilities..                30%     2,160
                                                ---------
Total IPR&D                                    $  16,340
                                                =========

During fiscal 2003, we invested about $1 million in the
above IPR&D projects. We shipped several units of both CCD-I and standalone tools to TEL and other leading semiconductor equipment suppliers. We also received multiple unit orders from TEL for shipment in fiscal 2004.

The following unaudited pro forma information is presented to illustrate the effects of the acquisition on the historical financial position and operating results of Therma-Wave and Sensys using the purchase method of accounting in accordance with accounting principles generally accepted in the United States of
America. The unaudited pro forma information is based upon the historical financial statements of the respective companies.  The unaudited pro forma information for the twelve months ended March 31, 2001 assumes the acquisition took place as of April 1, 2000 and combines results from Therma-Wave's consolidated statement of operations for the twelve months ended March 31, 2001 and Sensys' statement of operations for the twelve months ended March 31, 2001.
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

                                               Twelve Months Ended March 31,
                                    ------------------------------------------------
                                               2002             2001
                                    ------------------------  ----------------------
                                    Pro Forma    As Reported  Pro Forma  As Reported
                                    -----------  -----------  ---------  -----------
Net revenues...................... $    84,234  $    81,937  $ 198,688  $   198,199
Gross profit......................      16,729       16,523     95,718       96,778
Operating income (loss)...........     (62,365)     (52,658)    26,145       32,958
Net income (loss) before
cumulative effect of change
in accounting principle...........     (59,399)     (49,196)    25,161       32,129
Net income (loss)................. $   (59,399) $   (49,196) $  18,874  $    25,842
                                    ===========  ===========  =========  ===========
Net income (loss) per share.......
  Basic........................... $     (2.12) $     (1.98) $    0.69  $      1.10
  Diluted......................... $     (2.12) $     (1.98) $    0.62  $      1.02

Weighted average common
 shares outstanding:
  Basic...........................      28,024       24,894     27,374       23,444
  Diluted.........................      28,024       24,894     30,522       25,277

The unaudited pro forma information is provided for
illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of
Therma-Wave would have been had the acquisition occurred on the dates assumed, nor is it necessarily indicative of future consolidated results of operations or financial position.

7. COMMITMENTS AND CONTINGENCIES

We lease our facilities under non-cancellable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. We are required pursuant to the terms of facility leases to maintain two standby letters of credit totaling $3.65 million.

Rent expense was approximately $2.7 million, $2.3 million and $2.2 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.  At
March 31, 2003, future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

                                                Operating
   Fiscal Year                                   Leases
---------------------------------------------  -----------

   2004...................................... $     2,904
   2005......................................       2,474
   2006......................................       1,844
   2007......................................         534
   2008......................................         555
   Thereafter................................          93
                                               -----------
   Total future minimum lease payments....... $     8,404
                                               ===========

Indemnification

We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions.
The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees)
related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at March 31, 2003, nor have we incurred any losses under such indemnification during the periods covered in this report.

Legal Proceedings

On April 22, 2002, we filed a patent infringement suit against Boxer
Cross Inc. in the United States District Court, Northern District of California.
The suit alleges that Boxer Cross' BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. Two of the asserted patents were previously found to be valid and infringed in a suit filed against
Jenoptik, AG, in 1994. The earlier court rulings led to Jenoptik's withdrawal from the U.S. market.  On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to our complaint and asserted various affirmative defenses to our claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma-Wave's Therma-Probe product infringed upon certain patents owned by Boxer Cross and also raised claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. We replied to Boxer Cross's counterclaims, denying the material allegations and asserting declaratory judgment counterclaims. On
December 9, 2002, the court held a Markman claim construction hearing on our patents-in-suit.  The court has not yet issued its ruling.  No discovery deadline or trial date has been set. On April 29, 2003, Applied Materials announced that it had acquired all of the outstanding stock of Boxer Cross. We believe that the outcome from this matter, even if adverse to us, would not have a material adverse effect on our financial condition or results of operations.

On December 28, 2001, Sensys was named in a patent infringement suit filed by
KLA-Tencor Corporation. KLA-Tencor alleged that it patented an aspect of the integrated metrology technology that Sensys used in its integrated product family. KLA-Tencor was seeking damages and an injunction to stop the sale of the equipment they alleged used this aspect. In the quarter ended December 29, 2002, we settled this patent lawsuit with KLA-Tencor. As part of the settlement, KLA-
Tencor agreed that it would not assert a claim for infringement against the product that Sensys is currently selling.

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

8. RESTRUCTURING, SEVERANCE AND OTHER COSTS

The following table summarizes the changes in
restructuring, severance and other costs during fiscal 2003 in thousands:

                       Liability as of                         Non-Cash   Liability as of
                       March 31, 2002  Provision  Utilization  Settlement March 31, 2003
                       --------------  ---------  -----------  ---------  --------------
Severance and workforce
   reduction......... $          184  $   2,936  $    (2,562) $      --  $          558
Consolidation of excess
   facilities........             --        673          (11)                       662
Impairment of fixed
   assets............             --        513           --       (513)             --
Other................            117        171         (154)        --             134
                       --------------  ---------  -----------  ---------  --------------
Total                 $          301  $   4,293  $    (2,727) $    (513) $        1,354
                       ==============  =========  ===========  =========  ==============

 Severance and workforce reduction

In September 2002, the Company reduced its workforce by approximately 115 employees across all function areas. The Company also implemented another reduction in force program in February 2003, where approximately 78 individuals were notified that their employment would cease in 60 days. Severance and related employee benefit costs related to the reduction in force amounted to
$2.9 million, which have been or will be paid at the time of their separation.
Included in the severance charge were approximately $421,000 of severance expenses related to the change of the Company's executive team and the management in its Taiwan branch. The Company anticipates that the accrued liability at March 31, 2003 of $0.6 million will be paid out in the next six months.

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

In the last quarter of fiscal year 2001, we recorded a $1.7 million severance charge in connection with the retirement of our former chairman and Chief
Technical Officer, Allan Rosencwaig. All obligations were fulfilled in the fiscal year ended March 31, 2003.

Consolidation of excess facilities

The Company incurred a $0.7 million restructuring charge in fiscal 2003 for two excess facilities leased by Sensys in Santa Clara, California. The remaining lease obligations on vacated facilities that are non-cancellable, net of the income from subleasing these facilities, are estimated to be approximately $0.7 million. The income from subleasing these facilities is estimated based upon current comparable rates for leases in the applicable market. If facilities rental rates decrease in the market, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. The Company anticipates that the accrued liability at March 31, 2003 of $0.7 million will be paid out in the next three years.

Impairment of fixed assets

During fiscal 2003, restructuring costs related to abandoned property and equipment amounted to $0.5 million, which represented the net book value of fixed assets as of March 31, 2003 relating to the consolidation of
Sensys operation into the Company's Fremont, California facility. The fixed assets included in the restructuring charges were removed from service prior to
March 31, 2003.

Other

Some costs related to reduction in force programs such as security service, hotel, counseling service and COBRA were included in the above table as
"Other." During fiscal year 2003, other costs related to reduction in force programs amounted to $0.2 million. The Company anticipates that the $0.1 million accrued liabilities related to other costs of workforce reduction will be paid out in the next six months.

9. WARRANTY ACCRUAL

At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Changes in the warranty accrual during fiscal
2003 are summarized in thousands as follows:

                                        Provision for       Settlement of
                           Balance      Warranty Issued      Pre-Existing            Balance
                       March 31, 2002  During the Period    Warranties           March 31, 2003
                       --------------  -----------------  ----------------      ----------------
Warranty
accrual.............. $         1,777  $            937    $      (1,731)        $          983
                       ==============  =================  ================      ================

10. TREASURY STOCK

On August 1, 2002, the Company's Board of Directors announced a stock repurchase program for the repurchase of up to 1 million shares of Therma-Wave's common stock. During the year ended March 31, 2003, the Company repurchased
447,500 shares of common stock at an average price of $2.10 per share, of which
147,314 shares were reissued under our Employee Stock Purchase Plan. The Company has 269,511 shares of common stock in treasury as of March 31, 2003. These shares are to be used for various purposes, including, without limitation, satisfying stock option exercises and employee stock purchase plan requirements.
The repurchase program is currently suspended but at any time and from time to time may be reactivated without prior notice.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

In fiscal 2003, the Company adopted Statement of Financial Accounting
Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible
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

In accordance with SFAS No. 142, we performed a transitional goodwill impairment test during the quarter ended September 30, 2002 with respect to goodwill related to the Sensys acquisition. The impairment test under SFAS No.
142 was based on a two-step process involving: 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. As a result of our transitional impairment analysis, which considered current operating losses, a decrease in market capitalization below tangible book value, the absence of positive cash flows, and uncertainties resulting from the duration and severity of the industry downturn, a goodwill impairment loss of $65.9 million was recorded in the quarter ended September 30, 2002, which effectively reduced the goodwill balance related to the Sensys acquisition to zero.

We have also conducted impairment reviews for other intangible assets under
SFAS No. 144. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenues and estimated costs as well as appropriate discount rates. As a result of the reviews, we wrote off $576,000 for developed technology, $174,000 for a development contract and $793,000 for trade name intangible assets in fiscal 2003.

The fair market value of intangible assets after the impairment adjustments is being amortized on a straight-line basis over the remaining estimated useful lives. Components of intangible assets were as follows (in thousands):

                                     March 31, 2003                March 31, 2002
                                ----------------------------  ----------------------------
                                Gross Carrying  Accumulated   Gross Carrying  Accumulated
                                   Amount      Amortization      Amount      Amortization
                                -------------  -------------  -------------  -------------
Goodwilll and intangible
 assets, net
  Developed technology........ $         314  $        (314)  $        890  $         (92)
  Development contract........         2,415           (604)         2,590           (107)
  Trade name..................           197           (197)           990            (40)
                                -------------  -------------  -------------  -------------
 Intangible assets, net.......         2,926         (1,115)         4,470           (239)
 Goodwill.....................            --             --         65,865             --
                                -------------  -------------  -------------  -------------
Total goodwill and
 intangible assets, net....... $       2,926  $      (1,115)  $     70,335  $        (239)
                                =============  =============  =============  =============

Amortization of intangible assets was $876,000, $239,000 and
$0 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

12. STOCKHOLDERS' EQUITY

Common Stock

On January 16, 2002, we issued approximately 4.47 million shares of common stock to the former shareholders of Sensys in connection with the Sensys acquisition, of which 540,724 shares are being held in escrow for a period of 18 months and during that time are used to satisfy certain working capital adjustments and indemnification claims.

Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, or APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our employee stock awards because, as discussed below, the alternative fair value accounting provided for under
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-
Based Compensation" ("SFAS No. 123") requires use of option
valuation models for use in valuing employee stock options. Under APB No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Stock Options. During fiscal year 1998, we adopted several stock option plans (the "1997 Plans") whereby the Board of Directors may have granted incentive stock options and non-statutory stock options to employees, directors or consultants.

In connection with the initial public offering, we adopted the 2000 Equity
Incentive Plan, whereby the Board of Directors may grant incentive stock options and non-statutory stock options to employees, directors or consultants. No future grants became available under the 1997 Plans upon the effectiveness of the 2000 Equity Incentive Plan. We have reserved (1) 3,300,000 shares of common stock (2) any shares returned to the 1997 Plans as a result of termination of options and (3) annual increases to be added on the date of each annual meeting of stockholders commencing in 2000 equal to 1.0% of the outstanding shares of common stock, or such lesser amount as may be determined by the Board of
Directors, for issuance under the 2000 Equity Incentive Plan.

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

A summary of our stock option activity, and related information for the years ended March 31, 2003, 2002 and 2001 are as follows:

                                                             Options Outstanding
                                                            ---------------------
                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                 Shares       Number    Price per
                                                Available   of Shares     Share
                                               -----------  ----------  ---------
Balance at March 31, 2000....................     462,615   2,892,481       8.84
  Authorization..............................   3,236,728          --         --
  Granted....................................  (1,348,425)  1,348,425      20.45
  Exercised..................................          --     (92,316)      6.38
  Cancelled..................................     228,817    (464,623)     14.19
                                               -----------  ----------
Balance at March 31, 2001....................   2,579,735   3,683,967      12.48
  Authorization..............................     241,241          --         --
  Granted....................................  (2,036,810)  2,036,810      10.00
  Exercised..................................          --    (132,434)      6.62
  Cancelled..................................     572,250    (572,250)     13.95
                                               -----------  ----------
Balance at March 31, 2002....................   1,356,416   5,016,093      11.46
                                               -----------  ----------
  Authorization..............................     292,107          --         --
  Granted....................................  (1,790,828)  1,790,828       1.39
  Exercised..................................          --     (24,246)      5.42
  Cancelled..................................   1,026,318  (1,026,318)     11.82
                                               -----------  ----------
Balance at March 31, 2003....................     884,013   5,756,357       8.27
                                               ===========  ==========

The following table summarizes information about stock
options outstanding as of March 31, 2003:

                                     Options Outstanding        Options Exercisable
                            ---------------------------------- ---------------------
                                                                           Weighted
                             Weighted                                       Average
                              Average                Weighted              Exercise
                             Remaining                Average                Price
                            Contractual   Shares     Exercise    Number       per
                            Life (years)Outstanding    Price   of Shares     Share
                            ----------- -----------  --------- ----------  ---------
Range of exercise prices:
  $ 0.39-$4.00.............       8.78   2,327,953  $    1.42    441,448  $    2.66
  $ 6.00-$7.00.............       6.14     824,793       6.44    560,872       6.50
  $ 7.78-$15.89............       6.93   1,852,375      12.29    968,138      11.90
  $ 18.25-$35.50...........       7.32     751,236      21.61    369,160      21.59
                                        -----------            ----------
                                  7.61   5,756,357       8.27  2,339,618      10.39
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

For the years ended March 31, 2003, 2002 and 2001, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                              Fiscal Years Ended March 31,
                                            -------------------------------
                                              2003       2002       2001
                                            ---------  ---------  ---------
Risk-free interest rate...................       3.6%      4.5%      5.7%
Dividend yield............................        -- %       -- %       -- %
Expected volatility.......................       116%       90%       90%
Expected life in years....................       4.5          5          5
Per option fair value..................... $    1.33  $   11.61  $   12.64

Employee Stock Purchase Plan. In connection with
the initial public offering, we also adopted the 2000 Employee Stock Purchase
Plan, whereby employees may purchase shares of common stock, at a discounted price through payroll deductions or lump sum cash payments. We have reserved
1,500,000 shares of common stock for issuance under the 2000 Employee Stock
Purchase Plan. A total of 353,020, 295,199 and 247,065 shares, respectively, of common stock have been issued under the 2000 Employee Stock Purchase Plan for the years ended March 31, 2003, 2002 and 2001, respectively.

For the years ended March 31, 2003 2002 and 2001, the following weighted-
average assumptions were used to determine the fair value of purchase rights under the 2000 Employee Stock Purchase Plan:

                                              Fiscal Years Ended March 31,
                                            -------------------------------
                                              2003       2002       2001
                                            ---------  ---------  ---------
Risk-free interest rate...................      1.75%      4.5%      5.7%
Dividend yield............................        -- %       -- %       -- %
Expected volatility.......................       136%       90%       90%
Expected life in years....................         1          1          1

Deferred Stock-Based Compensation. In
connection with the Sensys acquisition, we recognized unearned compensation of
$3.5 million for stock options granted. Deferred stock-based compensation is amortized to expense over the vesting period using an accelerated method, and may decrease if employees terminate service prior to vesting. We recognized stock-based compensation of $1.7 million, $552,000 and $0 in fiscal 2003, 2002 and 2001, respectively.

Warrants. In connection with the Sensys acquisition,
we assumed 329,490 shares of warrants in January 2003. As of March 31, 2003, there were 78,516 shares of warrants outstanding with weighted average exercise price of $3.68 per share.

13. RELATED PARTY TRANSACTIONS

Ms. Talat Hasan, a member of our board of directors and former Senior
Vice President of Therma-Wave and President and Chief Executive Officer of
Sensys, is a general partner of Hitek Venture Partners Limited Partnership, or
Hitek.  Sensys, a wholly-owned subsidiary of Therma-Wave, leases from Hitek certain facilities occupied by Sensys in Santa Clara, California. For the years ended March 31, 2003 and 2002, Hitek received $298,000 and $45,000, respectively, from the lease of such facilities.

Mr. David Aspnes, a member of our board of directors, is also an owner of
Aspnes Associates, Inc. We use Aspnes Associates, Inc. for consulting service on various engineering projects and have paid $59,000 and $40,000 to Aspnes
Associates, Inc. during fiscal 2003 and 2002, respectively.

As of March 31, 2003, we had, in the aggregate, outstanding loans to current and former management of approximately $196,000, the proceeds of which were used to acquire our capital stock and $943,000 the proceeds of which were used to pay certain tax liabilities incurred by certain executives. The loans used to acquire our capital stock bear interest at the applicable federal rate in effect at the time. The loans used to pay certain tax liabilities do not bear interest.
The individuals who owe us these amounts have pledged their Therma-Wave stock as security for the loans.

14. RETIREMENT PLANS

We have a retirement plan under Section 401(k) of the Internal Revenue
Code covering substantially all employees. Discretionary company contributions accrued, which are based on achieving certain operating profit goals, were $0,
$0 and $730,000 in fiscal 2003, 2002 and 2001, respectively.

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Deferred Executive Compensation Plan.
Plan participants self-direct their investments deferred under the plan. In the event the Company becomes insolvent, plan assets are subject to the claims of the general creditors. Since the inception of the plan, we have not made any matching or discretionary contributions to the plan. There are no plan provisions that provide for any guarantees or minimum return on investments. At
March 31, 2003, there were approximately 20 participants in the plan and plan assets were approximately $1.1 million.

15. SEGMENT INFORMATION

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

Revenues in each geographic area are recognized according to our revenue recognition policy as described in Note 1 of Notes to Consolidated Financial
Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales were $35.4 million, $50.6 million and $117.3 million of the net sales in fiscal 2003, 2002 and 2001, respectively.

The following is a summary of operations in geographic areas (in thousands).
Other foreign areas include China, Taiwan, Israel and Korea, each of which is individually not material for separate disclosure.

                                                                      Other
                                     U.S.       Japan      U.K.      Foreign   Eliminations  Consolidated
                                   ---------  ---------  ---------  ---------  ------------  -------------
Fiscal year ended March 31, 2001
Sales to unaffiliated customers.. $ 190,288  $   3,102  $   1,871  $   2,938  $         --  $     198,199
Transfers between
 geographic locations............    (5,211)     2,023      1,107      2,787          (706)            --
                                   ---------  ---------  ---------  ---------  ------------  -------------
Total net sales.................. $ 185,077  $   5,125  $   2,978  $   5,725  $       (706) $     198,199
                                   =========  =========  =========  =========  ============  =============
Operating income................. $  31,896  $     246  $      54  $      --           762  $      32,958

Long-lived assets................ $  20,050  $     401  $      43  $     668  $         --  $      21,162
All other identifiable assets....   173,835      2,935      2,801      2,394       (11,936)       170,029
                                   ---------  ---------  ---------  ---------  ------------  -------------
Total assets..................... $ 193,885  $   3,336  $   2,844  $   3,062  $    (11,936) $     191,191
                                   =========  =========  =========  =========  ============  =============

Fiscal year ended March 31, 2002
Sales to unaffiliated customers.. $  75,377  $   2,192  $   1,534  $   2,834  $         --  $      81,937
Transfers between
 geographic locations............    (1,945)     1,981        940      2,159        (3,135)            --
                                   ---------  ---------  ---------  ---------  ------------  -------------
Total net sales.................. $  73,432  $   4,173  $   2,474  $   4,993  $     (3,135) $      81,937
                                   =========  =========  =========  =========  ============  =============
Operating income (loss).......... $ (50,465) $     (58) $     242  $     (95) $     (2,282) $     (52,658)

Long-lived assets................ $  94,535  $     330  $      64  $     647  $     (6,716) $      88,860
All other identifiable assets....   109,553      2,802      3,022      2,503        (5,094)       112,786
                                   ---------  ---------  ---------  ---------  ------------  -------------
Total assets..................... $ 204,088  $   3,132  $   3,086  $   3,150  $    (11,810) $     201,646
                                   =========  =========  =========  =========  ============  =============

Fiscal year ended March 31, 2003
Sales to unaffiliated customers.. $  41,039  $   2,181  $   2,220  $   3,780  $         --  $      49,220
Transfers between
 geographic locations............    (1,460)       986        800      1,588        (1,914)            --
                                   ---------  ---------  ---------  ---------  ------------  -------------
Total net sales.................. $  39,579  $   3,167  $   3,020  $   5,368  $     (1,914) $      49,220
                                   =========  =========  =========  =========  ============  =============
Operating income (loss).......... $(134,042) $    (116) $    (955) $     (21) $        607  $    (134,527)

Long-lived assets................ $  21,350  $     303  $      44  $     518  $     (6,896) $      15,319
All other identifiable assets....    60,183      2,333      1,430      2,749       (14,311)        52,384
                                   ---------  ---------  ---------  ---------  ------------  -------------
Total assets..................... $  81,533  $   2,636  $   1,474  $   3,267  $    (21,207) $      67,703
                                   =========  =========  =========  =========  ============  =============

16. QUARTERLY FINANCIAL DATA
(UNAUDITED)

                                           Fiscal Year 2003                                   Fiscal Year 2002
                         -------------------------------------------------  -------------------------------------------------
                            Q1        Q2        Q3        Q4       Year        Q1        Q2        Q3        Q4       Year
                         --------  --------  --------  --------  ---------  --------  --------  --------  --------  ---------
Net revenues........... $ 14,949  $ 10,945  $ 10,249  $ 13,077  $  49,220  $ 37,821  $ 20,660  $ 11,054  $ 12,402  $  81,937
Gross profit (loss)....    3,078    (7,024)       16    (1,911)    (5,841)   17,672     7,921     1,532   (10,602)    16,523
Operating income
 (loss)................  (11,624)  (90,399)  (13,347)  (19,157)  (134,527)    4,984    (3,910)  (11,354)  (42,378)   (52,658)
Net income (loss)...... $(11,303) $(89,886) $(13,290) $(19,125) $(133,604) $  5,425  $ (2,848) $(10,967) $(40,806) $ (49,196)
                         ========  ========  ========  ========  =========  ========  ========  ========  ========  =========
Net income (loss)
per share:
 Basic................. $  (0.40) $  (3.16) $  (0.47) $  (0.67) $   (4.69) $   0.23  $   0.12  $  (0.45) $  (1.48) $   (1.98)
 Diluted............... $  (0.40) $  (3.16) $  (0.47) $  (0.67) $   (4.69) $   0.22  $   0.12  $  (0.45) $  (1.48) $   (1.98)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

Information concerning directors and executive officers of Therma-Wave,
Inc. appears in the Proxy Statement for our 2003 annual stockholders meeting, under the "Management" section. This portion of the Proxy Statement in incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Ms. Talat Hasan, a member of our board of directors and former Senior
Vice President of Therma-Wave and President and Chief Executive Officer of
Sensys, is a general partner of Hitek Venture Partners Limited Partnership, or
Hitek.  Sensys, a wholly-owned subsidiary of Therma-Wave, leases from Hitek certain facilities occupied by Sensys in Santa Clara, California. For the years ended March 31, 2003 and 2002, Hitek received $298,000 and $45,000, respectively, from the lease of such facilities.

Mr. David Aspnes, a member of our board of directors, is also an owner of
Aspnes Associates, Inc. We use Aspnes Associates, Inc. for consulting service on various engineering projects and have paid $59,000 and $40,000 to Aspnes
Associates, Inc. during fiscal 2003 and 2002, respectively.

As of March 31, 2003, we had, in the aggregate, outstanding loans to our current and former management of approximately $196,000, the proceeds of which were used to acquire our capital stock and $943,000, the proceeds of which were used to pay certain tax liabilities incurred by certain executives. The loans used to acquire our capital stock bear interest at the applicable federal rate in effect at the time. The loans used to pay certain tax liabilities do not bear interest. The individuals who owe us these amounts have pledged their Therma-
Wave stock as security for the loans.

ITEM 14. CONTROLS AND PROCEDURES

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
As a result of this matter, management conducted a detailed review of revenue recognition. Based upon the investigation and management's revenue recognition review, a material weakness has been identified relating to controls surrounding evaluating and reporting revenue transactions, particularly in the Asia/Pacific region.

As a result, we have implemented or are in the process of implementing the following changes or additions to our internal controls and procedures, among others:

  Establishing procedures for the timely reconciliation of
all accounts and manager's review of account reconciliation;

  Changing our internal reporting structure to require
branch accounting personnel to report directly to our finance department in the
United States;

  Establishing audit and review procedures for each foreign
branch consistent with each branch's exposure, including, as appropriate, outside auditors;

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

Also, in connection with PricewaterhouseCoopers LLP's audit for the year ended March 30, 2003, PricewaterhouseCoopers identified a material weakness in our processes relating to account analysis and reconciliations, including lack of timely management review.  As a result, management is pursuing hiring additional, more experienced, accounting staff to provide more attention to account reconciliations and management is examining methods of retaining and training our current financial personnel.  We have performed additional reconciliation procedures which are designed to ensure that these internal control deficiencies do not lead to material misstatements in our consolidated financial statements and to permit PricewaterhouseCoopers to complete its audit of our consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above.

Based on the investigation by our audit committee and additional procedures performed by our management, our Chief Executive Officer and Chief Financial
Officer have concluded that, except as noted above, and subject to the inherent limitations in all control systems, Therma-Wave's current disclosure controls and procedures are sufficient to timely alert them to material information relating to the company that is required to be included in our periodic
Securities and Exchange Committee filings, and that our internal controls are sufficient to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

We are assigning high priority to the short-term and long-term correction of our internal control deficiencies. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further action as appropriate.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP, who have been our independent public accountants for the past fiscal year, have again been selected by the audit committee to be Therma-Wave's independent public accountants for fiscal year
2003.

The following table sets forth the aggregate fees billed or to be billed by
PricewaterhouseCoopers for the following services during fiscal year 2003, and fees billed for 2002. Under the SEC's new rule on auditor independence, which is effective for the first fiscal year ending after December 15, 2003 and was adopted as a result of implementing the Sarbanes-Oxley Act of 2002, the fees are categorized as follows:

Category of Fees                        2003          2002
---------------------------            ---------     ---------
Audit fees..........................  $  216,260     $  315,355
Audit related fees..................     161,450         76,500
Fees for tax services...............     140,499        624,371
                                       ---------      ---------
Total...............................  $  518,209     $1,016,226
                                       =========      =========

Audit fees. Aggregate fees for the years ended March 30, 2003 and March 31,
2002, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company and limited reviews of the
Company's unaudited condensed consolidated interim financial statements, issuance of consents and assistance with review of documents filed with the SEC.

Audit related fees. Aggregate fees as of the years ended March 30, 2003 and
March 31, 2002, respectively, were for assurance and related services related to acquisition due diligence and audit work in connection with the restatement and refiling of Form 10-K and Form 10-Qs.

Tax services. Aggregate fees as of the years ended March 31, 2003 and
March 30, 2002, respectively, were for services related to tax compliance, including the preparation of tax returns and claims for refund, and tax planning and tax advice, including assistance with tax audits, assistance with documentation and filing for certain tax credits and advice related to mergers and acquisitions.

Our audit committee has considered the role of PricewaterhouseCoopers LLP in providing tax and audit services and other non-audit services to Therma-Wave and has concluded that such services are compatible with PricewaterhouseCoopers
LLP's independence as Therma-Wave's accountants.

Our audit committee must now pre-approve all non-audit services provided to us by our independent accountants. According to our revised audit committee charter, a copy of which will be filed as an appendix to our proxy statement for the 2003 annual stockholders meeting, this pre-approval authority may be delegated to a single member of the audit committee and then reviewed by the entire audit committee at the committee's next meeting. Approvals of non-audit services will be publicly disclosed in our periodic reports filed with the
SEC.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this
report:

(i) Consolidated Financial Statements--See "Item 8. Financial
Statements and Supplementary Data"

(ii) Financial Statement Schedule:

Form 10-K page number

Schedule II-Valuation and Qualifying Accounts

69

All other schedules for which provision is made in the
applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(b) Reports on Form 8-K

  Current Report on Form 8-K filed on March 4, 2003 announcing a
Nasdaq notification regarding a possible delisting and providing an update on its internal investigation.

(c) Exhibits

Exhibit Number

Description

2.1

Agreement and Plan of Reorganization, dated as
of December 17, 2001, among Therma-Wave, Inc., FND Corp., Sensys Instruments
Corporation and a certain representative of all of the shareholders of Sensys
Instruments Corporation. (6)

3.1

 Restated Certificate of Incorporation of Therma-
Wave, Inc.. (3)

3.2

Certificate of Amendment to Restated Certificate
of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to exhibit 3.1 in Therma-Wave's quarterly report on Form 10-Q for the period ended
September 29, 2002 (File No. 000-26911).)

3.3

 Amended and Restated By-Laws of Therma-Wave.
(Incorporated herein by reference to exhibit 3.2 in Therma-Wave's annual report on Form 10-K for the period ended April 1, 2001 (File No. 000-
26911).)

4.1

 Form of Registration Rights Agreement dated as
of January 16, 2002, among Therma-Wave, Inc., Sensys Instruments Corporation and each holder of Sensys Instruments Corporation capital stock. (6)

4.2

 Indenture, dated as of May 15, 1997, by and
among Therma-Wave and IBJ Schroder Bank & Trust Company, as trustee.
(1)

4.3

 Supplemental Indenture, dated February 23, 2000,
by and between Therma-Wave and The Bank of New York as Trustee. (3)

4.4

 Form of Series B 10 5/8% Senior Notes.
(1)

4.5

Form of certificate representing shares of
Common Stock. (Incorporated herein by reference to the similarly numbered exhibit to Therma-Wave's Registration Statement on Form S-1 (Registration No.
333-76019).)

# 10.1

 Employment Agreement, dated as of January 16,
2002, by and between Therma-Wave, Inc. and Rodney
Smedt.

10.2

 Loan and Security Agreement, dated June 13,
2003, by and between Therma-Wave, Inc. and Silicon Valley Bank.

# 10.3

Stock Option Agreement, dated as of March 15,
2003, by and between Therma-Wave, Inc. and Papken S. Der Torossian.
(Incorporated herein by reference to exhibit 10.46 in Therma-Wave's quarterly report on Form 10-Q for the period ended December 29, 2002 (File No. 000-
26911).)

# 10.4

 Employment Agreement, dated as of May 16, 1997,
by and between Therma-Wave and Jon L. Opsal. (1)

# 10.5

Employment Agreement, dated as of December 17,
2001, by and between Therma-Wave and Talat Hasan. (Incorporated herein by reference to exhibit 4.2 in Therma-Wave's current report on Form 8-K, as filed with the Commission on January 28, 2002 (File No. 000-26911).)

# 10.6

 Severance Agreement, dated as of April 15, 2003,
by and between Therma-Wave, Inc. and Talat Hasan.

# 10.7

Stock Option Agreement dated as of February 5,
2003, by and between Therma-Wave, Inc. and Boris Lipkin. (Incorporated herein by reference to exhibit 10.44 in Therma-Wave's quarterly report on Form 10-Q for the period ended December 29, 2002 (File No. 000-26911).)

# 10.8

Offer Letter, Board Services, dated as of March
12, 2003, from Therma-Wave, Inc. to Papken S. Der Torossian. (Incorporated
herein by reference to exhibit 10.45 in Therma-Wave's quarterly report on Form
10-Q for the period ended December 29, 2002 (File No. 000-26911).)

# 10.9

 Executive Stock Agreement, dated as of May 16,
1997, by and between Therma-Wave, Inc. and Jon L. Opsal. (1)

# 10.10

Employment Agreement dated as of February 5,
2003, by and between Therma-Wave, Inc. and Boris Lipkin. (Incorporated herein by reference to exhibit 10.43 in Therma-Wave's quarterly report on Form 10-Q for the period ended December 29, 2002 (File No. 000-26911).)

10.11

Amendment No. 2 to Loan And Security Agreement,
dated as of November 18, 2002, between Therma-Wave, Inc. and Comerica Bank-
California. (Incorporated herein by reference to exhibit 10.42 in Therma-Wave's quarterly report on Form 10-Q for the period ended December 29, 2002 (File No.
000-26911).)

10.12

 Development License Agreement, dated June 12,
1992, by and among Therma-Wave and Therma-Wave K.K., Toray Industries, Inc. and
Shimadzu Corporation. (1)

10.13

 New Development Agreement, dated December 22,
1995, by and between Therma-Wave and Toray Industries, Inc. (1)

10.14

 Lease Agreement, dated as of May 26, 1995, by
and between Therma-Wave and Sobrato Interests. (1)

# 10.15

 Therma-Wave, Inc. 2000 Equity Incentive Plan.
(Incorporated herein by reference to exhibit 10.22 to Therma-Wave's annual report on Form 10-K for the period ended March 31, 2000 (File No. 000-
26911).)

# 10.16

 Amendment No. 1 to Therma-Wave, Inc. 2000 Equity
Incentive Plan. (Incorporated herein by reference to Exhibit 99.2 in Therma-
Wave's Registration Statement on Form S-8 (Registration No. 333-
83282).)

# 10.17

Employment Agreement, dated as of August 3,
1998, by and between Therma-Wave and Martin M. Schwartz. (Incorporated herein by reference to exhibit 10.26 to Therma-Wave's annual report on Form 10-K for the period ended March 31, 2000 (File No. 000-26911).)

# 10.18

Amendment No. 1 to Employment Agreement, dated
as of April 24, 2001, by and between Therma-Wave and Martin M. Schwartz.
(Incorporated herein by reference to exhibit 10.37 to Therma-Wave's quarterly report on Form 10-Q for the period ended July 1, 2001 (File No. 000-
26911).

10.19

 Amendment to Loan and Security Agreement, dated
as of December 20, 2001, between Therma-Wave, Inc. and Comerica Bank-California.
(7)

# 10.20

 Therma-Wave, Inc. 1997 Stock Purchase and Option
Plan. (1)

10.21

 Registration Agreement, dated as of May 16,
1997, between Therma-Wave and the stockholders named therein. (1)

# 10.22

 Stock Repurchase Agreement, dated as of January
26, 1996, between Toray Industries, Inc. and the key employees of Therma-Wave named therein. (1)

# 10.23

Key Employee Stock Agreement, dated as of
October 30, 1991 and amended as of December 16, 1994, by and among Toray
Industries, Inc., TS Subsidiary Corp., Therma-Wave, Inc. and the key employees named therein. (1)

# 10.24

Form of Stock Option Agreement under the 2000
Equity Incentive Plan. (Incorporated herein by reference to exhibit 10.39 to
Therma-Wave's quarterly report on Form 10-Q for the period ended June 30, 2002
(File No. 000-26911).)

# 10.25

 Employment Agreement, dated as of August 10,
1998, by and between Therma-Wave and L. Ray Christie. (2)

# 10.26

Amended and Restated Therma-Wave 2000 Employee
Stock Purchase Plan. (Incorporated herein by reference to exhibit 4.4 in Therma-
Wave's Registration Statement on Form S-8 (Registration No. 333-
30870).)

# 10.27

Amendment No.1 to Therma-Wave, Inc. 2000
Employee Stock Purchase Plan. (Incorporated herein by reference to exhibit 10.26 to Therma-Wave's annual report on Form 10-K for the period ended March 31, 2000
(File No. 000-26911).)

# 10.28

Amendment No. 2 to the 2000 Employee Stock
Purchase Plan. (Incorporated herein by reference to the similarly numbered exhibits in Therma-Wave's amended quarterly report on Form 10-Q/A for the period ended September 29, 2002 (File No. 000-26911).)

# 10.29

 Amendment No. 3 to the 2000 Employee Stock
Purchase Plan.

# 10.30

 1997 Employee Stock Purchase and Option Plan.
(2)

# 10.31

 Therma-Wave Executive Deferred Compensation
Plan, effective January 1, 2000. (3)

10.32

 Lease between Minos Management, Inc. as
Landlord, and Therma-Wave as Tenant, dated May 31, 2000. (3)

# 10.33

 Form of Indemnification Agreement.
(3)

* 10.34

 Development and Cooperation Agreement entered
into by and among Applied Materials, Inc. and Therma-Wave, Inc., effective as of
July 24, 2000. (4)

* 10.35

 Technology Escrow Agreement entered into by and
among Applied Materials, Inc. and Therma-Wave, Inc., effective as of July 24,
2000. (4)

10.36

 Loan and Security Agreement, Dated March 28,
2001, by and between Therma-Wave, Inc. and Comerica Bank-California.
(5)

# 10.37

 1997 Special Employee Stock Purchase and Option
Plan. (Incorporated herein by reference to exhibit 10.31 to Therma-Wave's
Registration Statement on Form S-1 (Registration No. 333-76019).)

21.1

Subsidiaries of Therma-Wave.

23.1

Consent of Independent Auditors.

99.1

Risk Factors.

99.2

 Certifications Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

________

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

(5) Incorporated herein by reference to the similarly
numbered exhibit to Therma-Wave's annual report on Form 10-K for the period ended April 1, 2001 (File No. 00 0-26911).

(6) Incorporated herein by reference to the similarly
numbered exhibit in Therma-Wave's current report on Form 8-K, as filed with the
Commission on December 19, 2001 (File No. 000-26911).

(7) Incorporated herein by reference to the similarly
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

Dated: June 30, 2003

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

Chairman of the Board

June 30, 2003

 /s/ Boris Lipkin
Boris Lipkin

 President, Chief Executive Officer and Director (Principal
Executive Officer)

June 30, 2003

 /s/ L. Ray Christie
L. Ray Christie

 Vice President, Chief Financial Officer and Secretary (Principal
Financial and Accounting Officer)

June 30, 2003

 /s/ Talat Hasan
Talat Hasan

Director

June 30, 2003

 /s/ G. Leonard Baker
G. Leonard Baker

Director

June 30, 2003

 /s/ David Dominik
David Dominik

Director

June 30, 2003

 /s/ Martin M. Schwartz
Martin M. Schwartz

Director

June 30, 2003

 /s/ Frank Alvarez
Frank Alvarez

Director

June 30, 2003

 /s/ John D'Errico
John D'Errico

Director

June 30, 2003

 /s/ David Aspnes
David Aspnes

Director

June 30, 2003

THERMA-WAVE,
INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Boris Lipkin, certify that:

  I have reviewed this annual report on Form 10-K of Therma-Wave,
Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being
prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      Presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 30, 2003
/s/ Boris Lipkin

     Boris Lipkin

President and Chief Executive Officer

THERMA-WAVE,
INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, L. Ray Christie, certify that:

  I have reviewed this annual report on Form 10-K of Therma-Wave,
Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being
prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      Presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 30, 2003
/s/ L. Ray Christie

     L. Ray Christie

Chief Financial Officer

               THERMA-WAVE, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                          Balance at                            Balance at
                          Beginning                               End of
      Description         of Period   Additions   Deductions(1)   Period
------------------------  ---------  -----------  ------------  -----------
Year ended March 31,
 2003:
  Reserves and
   allowances deducted
   from asset Accounts:
   Allowance for
   Doubtful Accounts,
   Returns and
   Allowances..........  $   2,024  $       222  $        693  $     1,553

Year ended March 31,
 2002:
  Reserves and
   allowances deducted
   from asset accounts;
   Allowance for
   Doubtful Accounts,
   Returns and
   Allowances (2)........$   1,096  $     1,295  $        367  $     2,024
Year ended March 31,
 2001:
  Reserves and
   allowances deducted
   from asset accounts;
   Allowance for
   Doubtful Accounts,
   Returns and
   Allowances..........  $   1,472  $        --  $        376  $     1,096

 ________

 (1) Represents specific customer accounts written off.

 (2) March 31, 2002 amountes were as restated.