Form 10-Q
period 2003-06-29
THERMA WAVE INC
filed 2003-08-11
CIK 828119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO  ☒

      Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

Class	Outstanding as of July 31, 2003
Common stock, $.01 par value	29,373,084

THERMA-WAVE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2003 and March 31, 2003

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ITEM 4. Controls and Procedures

PART II. OTHER INFORMATION

Note: The first quarters of fiscal years 2004 and 2003 and the entire fiscal year 2003 ended on June 29, 2003, June 30, 2002 and March 30, 2003, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                        June 30,      March 31,
                                                          2003         2003
                                                      -----------  ------------
                           ASSETS
Current assets:
 Cash............................................... $    11,232  $     13,695
 Restricted cash....................................       3,500         1,064
 Accounts receivable, net...........................      10,023        13,822
 Inventories........................................      19,225        22,146
 Other current assets...............................       2,081         1,657
                                                      -----------  ------------
    Total current assets............................      46,061        52,384
 Property and equipment, net........................       7,710         9,004
 Intangible assets, net.............................       1,693         1,811
 Other assets.......................................       2,833         4,504
                                                      -----------  ------------
    Total assets.................................... $    58,297  $     67,703
                                                      ===========  ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................... $     3,101  $      2,148
 Accrued liabilities................................      14,269        15,589
 Deferred revenues..................................       7,040        11,138
                                                      -----------  ------------
    Total current liabilities.......................      24,410        28,875
 Non-current deferred revenues......................       4,738            --
 Other long-term liabilities........................       1,937         2,490
                                                      -----------  ------------
    Total liabilities...............................      31,085        31,365
                                                      -----------  ------------
Stockholders' equity:
 Common stock.......................................         294           293
 Additional paid-in capital.........................     321,574       322,048
 Treasury stock.....................................        (103)         (437)
 Notes receivable from stockholders.................        (174)         (196)
 Accumulated other comprehensive loss...............      (1,219)       (1,334)
 Deferred stock-based compensation..................        (697)       (1,107)
 Accumulated deficit................................    (292,463)     (282,929)
                                                      -----------  ------------
    Total stockholders' equity......................      27,212        36,338
                                                      -----------  ------------
    Total liabilities and stockholders' equity...... $    58,297  $     67,703
                                                      ===========  ============

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                              Three Months Ended
                                                June 30,
                                             --------------------
                                                2003       2002
                                             ---------  ---------
Net revenues
  Product.................................. $   6,807  $   9,710
  Service and parts........................     5,096      5,239
                                             ---------  ---------
         Total net revenues................    11,903     14,949
Cost of revenues...........................     9,071     11,871
                                             ---------  ---------
Gross profit...............................     2,832      3,078
                                             ---------  ---------
Operating expenses:
  Research and development.................     4,948      7,995
  Selling, general and administrative......     5,529      6,121
  Restructuring, severance and other.......     1,484         --
  Stock-based compensation.................       210        586
                                             ---------  ---------
         Total operating expenses..........    12,171     14,702
                                             ---------  ---------
Operating loss.............................    (9,339)   (11,624)
Other income (expense):
  Interest expense.........................       (21)       (51)
  Interest income..........................        37        264
  Other, net...............................      (211)       108
                                             ---------  ---------
         Total other income (expense)......      (195)       321
                                             ---------  ---------
Net loss................................... $  (9,534) $ (11,303)
                                             =========  =========
Net loss per share:
  Basic.................................... $   (0.33) $   (0.40)
  Diluted.................................. $   (0.33) $   (0.40)

Weighted average common shares outstanding:
  Basic....................................    28,704     28,565
  Diluted..................................    28,704     28,565

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                            Three Months Ended
                                                             June 30,
                                                          --------------------
                                                             2003       2002
                                                          ---------  ---------
Operating activities:
 Net loss............................................... $  (9,534) $ (11,303)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
   Depreciation and amortization........................     1,407      1,696
   Amortization of intangible assets....................       118        290
   Amortization of deferred stock-based compensation....       211        601
   Allowance for doubtful accounts,
    returns and allowance...............................      (827)        (4)
   Inventory reserve....................................    (1,328)       548
   Loss on disposal of property, plant and equipment....        86         --
   Loss on sale of an investment........................       125         --
 Changes in assets and liabilities:
   Accounts receivable..................................     4,626     (3,075)
   Inventories..........................................     4,249       (609)
   Other assets.........................................       774        (45)
   Accounts payable.....................................       953     (1,322)
   Accrued and other liabilities........................    (1,873)        96
   Deferred revenues....................................       640      2,546
                                                          ---------  ---------
    Net cash used by operating activities...............      (373)   (10,581)
                                                          ---------  ---------
Investing activities:
  Purchases of property and equipment...................       (17)      (593)
  Purchase of short-term investments....................        --     (8,997)
  Proceeds from sale of an investment...................       375         --
  Purchase of patents and other.........................      (209)      (378)
                                                          ---------  ---------
     Net cash provided (used) by investing activities...       149     (9,968)
                                                          ---------  ---------
Financing activities:
  Restricted cash.......................................    (2,436)        --
  Proceeds from issuance of common stock................        60        835
  Proceeds from note receivable from stockholders.......        22         --
                                                          ---------  ---------
    Net cash provided (used) by financing activities....    (2,354)       835
                                                          ---------  ---------

  Effect of exchange rates on cash......................       115        410

 Net decrease in cash and cash equivalents..............    (2,463)   (19,304)
 Cash and cash equivalents at beginning of period.......    13,695     46,484
                                                          ---------  ---------
 Cash and cash equivalents at end of period............. $  11,232  $  27,180
                                                          =========  =========
 Supplementary disclosures:
  Cash paid for interest................................ $      17  $      10
                                                          =========  =========
  Cash paid for taxes................................... $       7  $      35
                                                          =========  =========

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. (the "Company") and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2003, and the operating results and cash flows for the three months ended June 30, 2003 and 2002. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2003.

The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on March 31, 2004.

Restricted Cash

At March 31, 2003, the Company had $1.1 million restricted cash invested in a certificate of deposit. This restricted cash was pledged as a deposit for financed insurance premiums. In late June 2003, Silicon Valley Bank rolled our standby letter of credit in the amount of $957,000 under our new loan and security agreement. As a result, the restriction on the cash for the insurance premiums was lifted.

At June 30, 2003, the Company had $3.5 million restricted cash invested in a certificate of deposit. This restricted cash was pledged as a deposit required by our office building lease. In early July 2003, Silicon Valley bank issued two standby letters of credit totaling $3.6 million under our new loan and security agreement. As a result of the issuance, the restriction on the $3.5 million cash as of June 29, 2003 was lifted and all our cash balances became unrestricted.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by the provisions of SFAS No. 123, the Company has continued to apply Accounting Principles Board Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost because the exercise price of stock options equals the market price of the underlying stock at the date of option grant. The Company adopted the disclosure provisions of SFAS No. 123. In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." The Company has adopted the provisions of FIN 44, and such adoption did not materially impact the Company's results of operations. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." The statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 148.

Had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans and employee stock purchase plans, consistent with the methodology prescribed under SFAS No. 123, our pro forma net income (loss) and pro forma net income (loss) per share under SFAS No. 123 would have been:

                                             Fiscal Quarters Ended June 30,
                                             ------------------------------
                                                 2003               2002
                                             -----------        -----------
Net loss (in thousands)
 As reported.............................    $   (9,534)        $   (11,303)
 Stock-based employee compensation
  expense included in the determination
  of net loss, as reported...............           211                 601
 Stock-based employee compensation
  expense determined using fair value
  method.................................        (1,196)             (1,962)
                                             -----------         -----------
Pro forma net loss.......................    $  (10,519)        $   (12,664)
                                             ===========         ===========
Basic net loss per share
  As Reported............................    $    (0.33)        $     (0.40)
  Pro forma..............................    $    (0.37)        $     (0.44)

Diluted net loss per share
  As Reported............................    $    (0.33)        $     (0.40)
  Pro forma..............................    $    (0.37)        $     (0.44)

2. Inventories

Inventories are summarized as follows (in thousands):

                                       June 30,       March 31,
                                         2003          2003
                                     ------------  ------------
Purchased materials................ $        885  $      2,459
Systems in process.................       11,380        11,340
Finished systems...................        6,960         8,347
                                     ------------  ------------
                                    $     19,225  $     22,146
                                     ============  ============

3. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) for the period and the change in accumulated foreign currency translation adjustments during the period. For the quarters ended June 30, 2003 and 2002, comprehensive income (loss) amounted to approximately $(9.4) million and $(10.9) million, respectively.

4. Deferred Revenues

Revenues are derived from three primary sources: equipment sales, services sales and spare part sales. For equipment sales, revenues are recognized on a multiple element approach in which the sales transaction is bifurcated into two separate elements based on objective evidence of fair value of the individual elements. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due after installation services have been performed and upon final customer acceptance of the tool has been obtained, generally 20% of the total invoice price, is deferred until final customer acceptance of the tool. The remaining portion of the total invoice price relating to the tool, generally 80% of the tool invoice price, is recognized upon shipment and title transfer of the tool. Revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contracts. For spare parts, revenue is recognized upon shipment.

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

                                                   June 30,
                                             -------------------
                                               2003      2002
                                             --------- ---------
  Common stock subject to repurchase
   (unvested)...............................       --         6
  Common stock held in escrow account.......      541       541
  Stock options.............................    5,632     4,861
  Warrants..................................       79       110

In connection with our acquisition of Sensys Instruments Corporation, or Sensys, on January 16, 2002, 540,724 shares of Therma-Wave common stock issuable to the former shareholders of Sensys were held in escrow for a period of 18 months and during that time might be used to satisfy certain working capital adjustments and indemnification claims. Effective July 16, 2003, all the shares held in escrow account were released to former shareholders of Sensys.

For the three months ended June 30, 2003 and 2002, anti-dilutive stock options have a weighted average exercise price of $9.51 and $16.81, respectively. The warrants outstanding at June 30, 2003 that we excluded from the above calculation have a weighted average exercise price of $3.68.

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements." EITF 00- 21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We are assessing the potential impact of this guidance, but at this point we do not believe the adoption of EITF 00-21 will have a material impact on our financial position or results of operations.

7. Commitments and Contingencies

We lease our facilities under non-cancellable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. We are required pursuant to the terms of facility leases to maintain two standby letters of credit totaling $3.6 million.

As of June 30, 2003, future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

                                       Operating
   Fiscal Year                          Leases
-------------------------------------  ---------

   2004.............................. $   2,161
   2005..............................     2,484
   2006..............................     1,862
   2007..............................       536
   2008..............................       555
   Thereafter........................        93
                                       ---------
   Total future minimum payments..... $   7,691
                                       =========

Indemnification

We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at June 30, 2003, nor have we incurred any losses under such indemnification during the periods covered in this report.

Legal Proceedings

On April 22, 2002, we filed a patent infringement suit against Boxer Cross, Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer Cross' BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to our complaint and asserted various affirmative defenses to our claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma-Wave's Therma-Probe product infringed upon certain patents owned by Boxer Cross and also raised claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. We replied to Boxer Cross's counterclaims, denying the material allegations and asserting declaratory judgment counterclaims. On April 29, 2003, Applied Materials announced that it had acquired all of the outstanding stock of Boxer Cross. We settled this lawsuit with Boxer Cross and Applied Materials on July 17, 2003. Pursuant to the settlement, Therma-Wave dismissed its pending patent infringement claims with prejudice. Boxer Cross dismissed its pending patent infringement claims without prejudice and dismissed its pending state law claims with prejudice.

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

8. Restructuring, Severance and Other Costs

The following table summarizes the changes in restructuring, severance and other costs during the fiscal quarter ended June 30, 2003 in thousands:

                       Liability as of                         Liability as of
                       March 31, 2003  Provision  Utilization  June 30, 2003
                       --------------  ---------  -----------  ---------------
Severance and workforce
   reduction......... $          558  $   1,392  $    (1,583)  $          367
Consolidation of excess
   facilities........            662         --         (144)             518
Other................            134         92         (145)              81
                       --------------  ---------  -----------  ---------------
Total                 $        1,354  $   1,484  $    (1,872)  $          966
                       ==============  =========  ===========  ===============

Severance and workforce reduction

In April 2003, the Company reduced its workforce by approximately 45 employees across all functional areas. Severance and related employee benefit costs related to the reduction in force in April 2003 amounted to $1.4 million, which have been or will be paid at the time of the employees' separation. The Company anticipates that the accrued liability at June 30, 2003 of $0.4 million will be paid out by the end of October 2003.

Consolidation of excess facilities

The Company incurred a $0.7 million restructuring charge in fiscal 2003 for two excess facilities leased by Sensys in Santa Clara, California, which reflects the remaining lease obligations on vacated facilities that are non-cancellable, net of the income from subleasing these facilities. The income from subleasing these facilities is estimated based upon current comparable rates for leases in the applicable market. If rental rates decrease in the market, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. The Company anticipates that the accrued liability at June 30, 2003 of $0.5 million will be paid out by the end of March 2006.

Other

Other costs relate to specific expenses incurred as a result of the reduction in force programs. The Company anticipates that the $81,000 accrued liabilities as of June 30, 2003 related to other costs of workforce reduction will be paid out by the end of November 2003.

9. Warranty Accrual

At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Changes in the warranty accrual during the fiscal quarter ended June 30, 2003 are summarized in thousands as follows:

                                        Provision for        Settlement of
                           Balance      Warranty Issued      Pre-Existing            Balance
                       March 31, 2003  During the Period     Warranties           June 30, 2003
                       --------------  -----------------  ----------------      ----------------
Warranty
accrual.............. $           983  $            472    $        (316)        $        1,139
                       ==============  =================  ================      ================

10. Treasury Stock

On August 1, 2002, the Company's Board of Directors announced a stock repurchase program for the repurchase of up to 1 million shares of Therma-Wave's common stock. As of June 30, 2003, the Company has repurchased 447,500 shares of common stock at an average price of $2.10 per share, of which 302,961 shares were reissued under our Employee Stock Purchase Plan, 30,675 shares were reissued to pay for consulting services and 2,657 shares were reissued upon exercise of stock options. The Company has 111,207 shares of common stock in treasury as of June 30, 2003. These shares are to be used for various purposes, including, without limitation, satisfying stock option exercises and employee stock purchase plan requirements. The repurchase program is currently suspended but at any time and from time to time may be reactivated without prior notice.

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

The fair market value of intangible assets is being amortized on a straight-line basis over the remaining estimated useful lives. Components of intangible assets are as follows (in thousands):

                                           June 30, 2003                              March 31, 2003
                              -----------------------------------------  ---------------------------------------
                              Gross Carrying  Accumulated   Net Carrying Gross Carrying Accumulated  Net Carryin
                                 Amount      Amortization     Amount        Amount      Amortization   Amount
                              -------------  -------------  -----------  -------------  -----------  -----------
Intangible asets, net
  Developed technology...... $         314  $        (314) $        --  $         314  $      (314) $        --
  Development contract......         2,415           (722)       1,693          2,415         (604)       1,811
  Trade name................           197           (197)          --            197         (197)          --
                              -------------  -------------  -----------  -------------  -----------  -----------
                             $       2,926  $      (1,233) $     1,693  $       2,926  $    (1,115) $     1,811
                              =============  =============  ===========  =============  ===========  ===========

Amortization of intangible assets was $0.1 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively. Amortization expense is expected to be $0.4 million for the remainder of fiscal 2004 (a total of $0.5 million for fiscal 2004). Amortization expense is expected to be $0.5 million for fiscal 2005 and 2006, and $0.3 million for 2007, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward- looking statements as that term is defined in the Private Securities Reform Act of 1995, which are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward- looking statements, which speak only as of their dates. Statements relating to our ability to manage our costs and reduce operating expenses, sustain our operations and cash position in an extended global economic downturn, continue the successful development and introduction of new products and improvement of current products, and trends in our financial performance are all based on current expectations. Such statements are subject to risks, uncertainties, and changes in conditions, particularly those related to industry performance in the current severe industry and economic downturn, political unrest, disease epidemics, foreign currency exchange rates, activities and potential successes of competitors and competing products and other risks, some of which are detailed in documents filed with the Securities and Exchange Commission, including specifically Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003. See also the discussion of forward-looking statements related to market risk in the first paragraph of Item 3 below. The Company undertakes no obligation to update the information in this Quarterly Report on Form 10-Q.

SEC Reports

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, and all amendments to these reports filed with the U.S. Security and Exchange Commission, are available for review free of charge on our website at www.thermawave.com as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

General

We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high yields on the production lines, reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our metrology systems are used in all sections of the semiconductor fabrication plant, or "fab", to control the wafer fabrication processes. Examples of wafer fab processes, in which our metrology systems supply key information, are photoresist processing to support lithography, deposition of insulator and conductor films, patterned removal, or "etching", of insulator and conductor films, ion implantation and chemical mechanical planarization. We currently sell four product families of process control metrology systems: Therma-Probe® systems, Opti-Probe® systems, Opti-Probe Critical Dimension (CD) systems, and Integra® integrated metrology systems.

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

Opti-Probe CD Product Family. Opti-Probe CD systems measure the lateral dimensions, or CD, using a revolutionary, nondestructive technique based on spectroscopic ellipsometry. These systems are capable of providing real-time CD metrology for the smallest features of the next several generations of ICs.

Integra Product Family. The Integra line of integrated metrology products is a broad-based family of compact metrology "modules" which are installed and function inside an IC process system, such as an etching system or Chemical Vapor Desposition, or CVD, system, to provide metrology on each wafer before it exits the process tool.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies has a significant impact on the results we report in our financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, revenue recognition, goodwill and intangible assets, income taxes and warranty accruals. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition. Revenues from spare parts are generally recognized at the time of shipment. Revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contract. Estimated contractual warranty obligations are recorded when related sales are recognized. Equipment sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenues in the amount of the greater of fair market value of installation and a percentage of payment subject to final acceptance. The total revenues are allocated to each component of the multiple-element arrangement. Revenues on each element are recognized when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, the contractual obligations have been performed, title and risk of loss have passed to the customer, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained if applicable.

Freight terms of all standard product sales are FOB shipping point unless otherwise negotiated and agreed to in written form between our customers and us. Shipments typically are made in compliance with shipment requirements specified in our customer's purchase order.

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

We make estimates evaluating an allowance for doubtful accounts. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Inventory. We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventories to its estimated net realizable value, if less than cost, based primarily on its product demand forecast. As demonstrated during fiscal 2003 and 2002, demand for our products can fluctuate significantly. We recorded charges for excess and obsolete inventories of $9.6 million and $12.2 million in fiscal 2003 and 2002, respectively. These charges were primarily caused by a significant reduction in demand including reduced demand for our older technology products. A significant increase in the demand for our product could result in a short-term increase of inventory purchases while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development, and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results. When we recorded additional reserves for excess and obsolete inventory, we created a new cost basis for the inventory. The reserve is released only when the inventory that the reserve is provided for is sold, expensed or scrapped.

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

Income Taxes. We account for income taxes using the asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we cannot conclude, based on available objective evidence, that it is more likely than not we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At June 30, 2003, we provided a full valuation allowance for net operating loss carry-forwards for federal and state income tax purposes, as we cannot conclude that it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of these assets.

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

Results of Operations

The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three months ended June 30, 2003 and 2002 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments necessary for the fair presentation of the financial condition and results of operations for such periods.

                                              Three Months Ended
                                                   June 30,
                                             --------------------
                                                2003       2002
                                             ---------  ---------
Net revenues
  Product..................................      57.2%     65.0%
  Service and parts........................      42.8       35.0
                                             ---------  ---------
         Total net revenues................     100.0      100.0
Cost of revenues...........................      76.2       79.4
                                             ---------  ---------
Gross profit...............................      23.8       20.6
                                             ---------  ---------
Operating expenses:
  Research and development.................      41.6       53.5
  Selling, general and administrative......      46.5       40.9
  Restructuring, severance and other.......      12.5         --
  Stock-based compensation.................       1.7        4.0
                                             ---------  ---------
         Total operating expenses..........     102.3       98.4
                                             ---------  ---------
Operating loss.............................     (78.5)     (77.8)
Other income (expense):
  Interest expense.........................      (0.2)      (0.3)
  Interest income..........................       0.3        1.8
  Other, net...............................      (1.7)       0.7
                                             ---------  ---------
         Total other income (expense)......      (1.6)       2.2
                                             ---------  ---------
Net loss...................................     (80.1)%    (75.6)%
                                             ========= ==========

Net Revenues. Net revenues for the fiscal quarter ended June 30, 2003 were $11.9 million. Compared to the fourth quarter of fiscal 2003, net revenues decreased $1.2 million, or 9.0%, from $13.1 million. The fourth quarter of fiscal 2003 results included $1.0 million in reclassified revenue related to a prior year transaction, which was previously announced on May 6, 2003 as part of a restatement of results. Excluding this $1.0 million reclassification, net revenues in the first fiscal quarter of fiscal 2004 decreased $0.2 million, or 1.4%, from $12.1 million in the fourth fiscal quarter of fiscal 2003. Net revenues decreased $3.0 million, or 20.4%, from $14.9 million in the same fiscal quarter of the prior year.

During the three months ended June 30, 2003, we derived approximately 57% of our net revenues from system sales and 43% from sales of replacement and spare parts, including associated labor, and revenues recognized from service contracts. During the three months ended June 30, 2002, we derived approximately 65% of our net revenues from system sales and 35% from sales of replacement and spare parts, including associated labor, and revenues recognized from service contracts.

The decrease in total net revenues was primarily the result of capital spending reductions by our customers due to the downturn of the semiconductor industry and the weakness of the global economy. Our revenues from service and spare parts were relatively stable due to our large base of installed machines. Based on our current forecast, we believe that our total net revenues will increase by an estimated 15% to 20% in the second quarter of fiscal 2004 compared to the first quarter of fiscal 2004.

International sales accounted for approximately 43% and 77% of our total net revenues for the three months ended June 30, 2003 and 2002, respectively. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. A substantial portion of our international sales are denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, Taiwan and Europe, such conditions could negatively impact our international sales in future periods.

Gross Profit. Gross profit for the first quarter of fiscal 2004 was $2.8 million, an increase of $4.7 million, from a loss of $1.9 million in the previous fiscal quarter. Compared to the same quarter of fiscal 2003, gross profit decreased $0.2 million or 8.0%. As a percentage of net revenues, gross margin for the current quarter was 23.8%, compared to (14.6)% for last fiscal quarter and 20.6% for the same quarter of last fiscal year. The significant change of gross profit from the previous fiscal quarter is primarily due to a reduction in manufacturing and customer service expenses. The decrease of gross profit from the same quarter of fiscal 2002 is primarily due to lower revenues and production volume. In the next few quarters, we expect that our gross profit will improve due to the effect of cost reduction programs we have implemented and the release of inventory reserve for the inventory sold or expensed.

Research and Development, or R&D, Expenses. R&D expenses for the first quarter of fiscal 2004 were $4.9 million, a decrease of 20.9% from the prior quarter and a decrease of 38.1% from the first quarter of last fiscal year. The decrease was primarily due to reduction in force programs in R&D functions in February 2003 and April 2003. We expect our overall R&D expenditure will remain at current level. However, we plan to reallocate our R&D resources to the programs that can sustain our technological leadership which will strengthen our market position in the next economic upturn.

Selling, General and Administrative, or SG&A, Expenses. SG&A expenses for the first quarter of fiscal 2004 were $5.5 million, a decrease of 23.1% from SG&A expenses of $7.2 million in the prior fiscal quarter. Compared to the first quarter of last fiscal year, SG&A expenses decreased by 9.7%. The decrease was primarily due to reduction in force programs in SG&A functions in February 2003 and April 2003. We expect there will be no significant changes in SG&A expenses.

Stock-Based Compensation. As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expenses were $211,000, $267,000, and $601,000 for the quarters ended June 30, 2003, March 31, 2003 and June 30, 2002, respectively, a portion of which was included in cost of revenues. The decrease of stock-based compensation expense in first quarter of fiscal 2004 was primarily due to programs of reduction in force of Sensys employees during fiscal 2003 and the first quarter of fiscal 2004, and partly due to the accelerated amortization schedule that causes amortization in the later years to be lower than that in the earlier years.

Other Income (Expense). Other expense for the first quarter of fiscal 2004 was $195,000, compared to other income of $32,000 in the prior fiscal quarter, and other income of $321,000 in the same quarter of the prior fiscal year. We derived other income primarily from the investment of our cash on hand. The decrease in other income was attributable to lower average interest rates as well as lower average investment balances, as well as losses on the sale of an investment in the first quarter of fiscal 2004.

Net Loss. The combination of all the factors discussed above contributed to a net loss of $9.5 million for the first quarter of fiscal 2004, compared with net loss of $19.1 million in the prior fiscal quarter and net loss of $11.3 million in the same quarter of last fiscal year. We expect that with our cost reduction programs in place and the expected revenue increase, we will reduce our net loss significantly in the coming quarters of fiscal 2004.

Liquidity and Capital Resources

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

We believe, based on our ability to implement the aforementioned measures, if needed, that we will have liquidity sufficient to meet our operating, working capital and financing needs for the next twelve months and perhaps beyond. We have not made any adjustment to our consolidated financial statements as a result of the outcome of the uncertainty described above.

Our principal sources of funds are anticipated to be unrestricted cash on hand ($11.2 million as of June 30, 2003), cash flows from operating activities and, if available and necessary, borrowings under our bank credit facility. Our cash and short-term investments balance decreased by $45.4 million during fiscal year 2003. We have implemented various cost reduction programs during and subsequent to the end of fiscal year 2003 to bring operating expenses in line with revenue projections. We believe that with these cost reduction programs in place, we will reduce operating expenses significantly enough so that we will have sufficient liquidity and capital resources to meet our current and future financial obligations for at least the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Our principal liquidity requirements are for working capital. Over the last three fiscal years, we have funded our operating activities principally from funds generated from operations and the net proceeds from an initial public offering.

Cash flows used by operating activities were $0.4 million and $10.6 million for the first quarters of fiscal 2004 and 2003, respectively. The decrease in cash flows used by operating activities from fiscal year 2003 to 2004 was mainly due to the collection of accounts receivable and use of inventory on hand in the first three months of fiscal year 2004.

Cash flows provided (used) by investing activities were $0.1 million and $(10.0) million and for the first quarters of fiscal 2004 and 2003, respectively. During the first quarter of fiscal 2004, cash was generated from the sale of an equity investment. Purchases of property and equipment were $17,000 and $593,000 for the first quarters of fiscal 2004 and 2003, respectively.

Cash flows provided (used) by financing activities were $(2.4) million and $0.8 million for the first quarters of fiscal 2004 and 2003, respectively. Cash was generated from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, and from repayment of a note receivable from stockholders. The increase of cash used in the first quarter of fiscal 2004 was primarily due to a significant increase of restricted cash requirements. In early July 2003, Silicon Valley Bank, or SVB, issued letters of credit in the amount of $3.6 million under our new loan and security agreement. As a result of the issuance, the restriction on the $3.5 million cash as of June 29, 2003 was lifted and all our cash balances became unrestricted. At March 31, 2003, the Company had $1.1 million restricted cash invested in a certificate of deposit. This restricted cash was pledged as a deposit for financed insurance premiums. In late June 2003, Silicon Valley Bank rolled our standby letter of credit in the amount of $957,000 under our new loan and security agreement. As a result, the restriction on the cash for the insurance premiums was lifted.

Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space, certain software license agreements and commitments to vendors related to non-cancellable inventory purchase orders. Future payments due under these obligations as of June 30, 2003 (in thousands) are as follows:

                                       Operating      Other
   Fiscal Year                          Leases    Commitments
-------------------------------------  ---------  -----------

   2004.............................. $   2,161    $   5,077
   2005..............................     2,484           76
   2006..............................     1,862           40
   2007..............................       536           40
   2008..............................       555           --
   Thereafter........................        93           --
                                       ---------    ---------
   Total future minimum payments..... $   7,691    $   5,233
                                       =========    =========

We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at June 30, 2003.

In June 2003, we entered into a new loan and security agreement with SVB. The new agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States, or EXIM, guaranteed revolving line of credit. The new bank credit facility allows us to borrow money under the domestic line bearing interest at the SVB prime rate plus 1.50% floating. The EXIM revolving line allows us to borrow money at the SVB prime rate plus 1.75% floating. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of June 30, 2003, we had $957,000 outstanding letter of credit under this agreement. The credit facilities mature on June 13, 2004. As of June 30, 2003, we violated certain compliance provisions of the agreement, which were amended in July 2003 and we have been in compliance with the amended agreement.

Inflation

The impact of inflation on our business has not been material for the fiscal quarter ended June 30, 2003.

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

Interest Rate Risk

As of June 30, 2003, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short term duration of such an investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of such a portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

ITEM 4. Controls and Procedures

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. In late January 2003, management became aware of a possible revenue recognition issue associated with the sale of one tool through one of our foreign branches. Our Audit Committee launched an investigation and engaged outside legal counsel and independent forensic accountants to assist it. The investigation was conducted to (i) identify additional potential revenue recognition issues, if any; (ii) to review the business expense practices of certain of our employees at that foreign branch. As a result of this matter, management conducted a detailed review of revenue recognition. Based upon the investigation and management's revenue recognition review, a material weakness has been identified relating to controls surrounding evaluating and reporting revenue transactions, particularly in the Asia/Pacific region.

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

Also, in connection with PricewaterhouseCoopers LLP's audit for the year ended March 31, 2003, PricewaterhouseCoopers identified a material weakness in our processes relating to account analysis and reconciliations, including lack of timely management review. As a result, management is pursuing hiring additional, more experienced, accounting staff to provide more attention to account reconciliations and management is examining methods of retaining and training our current financial personnel. We performed additional reconciliation procedures which were designed to ensure that these internal control deficiencies did not lead to material misstatements in our consolidated financial statements and permitted PricewaterhouseCoopers to complete its audit of our consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above. We have also performed these additional reconciliations when preparing the financial statements in this quarterly report.

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

We are assigning high priority to the short-term and long- term correction of our internal control deficiencies. We will continue to evaluate the effectiveness of our internal controls and procedures on an on- going basis and will take further action as appropriate. Other than implementing the improvements discussed above, there have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. -- Other Information

Item 1. Legal Proceedings

On April 22, 2002, we filed a patent infringement suit against Boxer Cross, Inc. in the United States District Court, Northern District of California. The suit alleges that Boxer Cross' BX-10 product infringes certain patents held by Therma-Wave related to ion implant monitoring. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to our complaint and asserted various affirmative defenses to our claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma-Wave's Therma-Probe product infringed upon certain patents owned by Boxer Cross and also raised claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. We replied to Boxer Cross's counterclaims, denying the material allegations and asserting declaratory judgment counterclaims. On April 29, 2003, Applied Materials announced that it had acquired all of the outstanding stock of Boxer Cross. We settled this lawsuit with Boxer Cross and Applied Materials on July 17, 2003. Pursuant to the settlement, Therma-Wave dismissed its pending patent infringement claims with prejudice. Boxer Cross dismissed its pending patent infringement claims without prejudice and dismissed its pending state law claims with prejudice.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is included herein:

Exhibit Number	Description
10.6	Severance Agreement Between Therma-Wave, Inc. and Talat Hasan.
10.38	Amendment to Loan and Security Agreement Between Therma-Wave, Inc. and Silicon Valley Bank.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors. (1)

(1) Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the period ended March 31, 2003 (File No. 000-26911).

(b) Reports on Form 8-K

  Current Report on Form 8-K filed on May 5, 2003 announcing the conclusion of an internal investigation and the restatement of the company's prior financial statements.

  Current Report on Form 8-K filed on May 28, 2003 announcing the filing of the earnings release for the fiscal year ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.

(Registrant)

/s/ L. RAY CHRISTIE

L. RAY CHRISTIE

Chief Financial Officer
(as Registrant and as Principal Accounting Officer)

August 11, 2003