Form 10-Q
period 2003-09-28
THERMA WAVE INC
filed 2003-11-12
CIK 828119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO  ☒

      Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

Class	Outstanding as of November 4, 2003
Common stock, $.01 par value	35,325,081

THERMA-WAVE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2003 and March 31, 2003

Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ITEM 4. Controls and Procedures

PART II. OTHER INFORMATION

Note: The second quarters of fiscal years 2004 and 2003 and the entire fiscal year 2003 ended on September 28, 2003, September 29, 2002 and March 30, 2003, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                       September 30   March 31,
                                                          2003         2003
                                                      -----------  ------------
                           ASSETS
Current assets:
 Cash............................................... $    22,552  $     13,695
 Restricted cash....................................          --         1,064
 Accounts receivable, net...........................      10,666        13,822
 Inventories........................................      18,702        22,146
 Other current assets...............................       1,531         1,657
                                                      -----------  ------------
    Total current assets............................      53,451        52,384
 Property and equipment, net........................       6,465         9,004
 Intangible assets, net.............................       1,575         1,811
 Other assets.......................................       2,836         4,504
                                                      -----------  ------------
    Total assets.................................... $    64,327  $     67,703
                                                      ===========  ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................... $     3,077  $      2,148
 Accrued liabilities................................      14,114        15,589
 Deferred revenues..................................       6,768        11,138
                                                      -----------  ------------
    Total current liabilities.......................      23,959        28,875
 Non-current deferred revenues......................       4,715            --
 Other long-term liabilities........................       1,790         2,490
                                                      -----------  ------------
    Total liabilities...............................      30,464        31,365
                                                      -----------  ------------
Stockholders' equity:
 Common stock.......................................         352           293
 Additional paid-in capital.........................     334,879       322,048
 Treasury stock.....................................          --          (437)
 Notes receivable from stockholders.................        (174)         (196)
 Accumulated other comprehensive loss...............        (988)       (1,334)
 Deferred stock-based compensation..................      (2,015)       (1,107)
 Accumulated deficit................................    (298,191)     (282,929)
                                                      -----------  ------------
    Total stockholders' equity......................      33,863        36,338
                                                      -----------  ------------
    Total liabilities and stockholders' equity...... $    64,327  $     67,703
                                                      ===========  ============

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                              Three Months Ended    Six Months Ended
                                                September 30,         September 30,
                                             --------------------  --------------------
                                                2003       2002        2003       2002
                                             ---------  ---------  ---------  ---------
Net revenues
  Product.................................. $   9,604  $   5,688  $  16,411  $  15,398
  Service and parts........................     4,462      5,257      9,558     10,496
                                             ---------  ---------  ---------  ---------
         Total net revenues................    14,066     10,945     25,969     25,894
Cost of revenues (1).......................     8,499     17,969     17,570     29,840
                                             ---------  ---------  ---------  ---------
Gross profit (loss)........................     5,567     (7,024)     8,399     (3,946)
                                             ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.................     5,183      8,108     10,131     16,103
  Selling, general and administrative......     5,854      6,659     11,383     12,780
  Impairment of goodwill and
  other intangible assets..................        --     66,977         --     66,977
  Restructuring, severance and other.......       108      1,165      1,592      1,165
  Stock-based compensation (2).............       204        466        414      1,052
                                             ---------  ---------  ---------  ---------
         Total operating expenses..........    11,349     83,375     23,520     98,077
                                             ---------  ---------  ---------  ---------
Operating loss.............................    (5,782)   (90,399)   (15,121)  (102,023)
Other income (expense):
  Interest expense.........................        10        (51)       (11)      (102)
  Interest income..........................        32        501         69        765
  Other, net...............................        12         63       (199)       171
                                             ---------  ---------  ---------  ---------
         Total other income (expense)......        54        513       (141)       834
                                             ---------  ---------  ---------  ---------
Net loss................................... $  (5,728) $ (89,886) $ (15,262) $(101,189)
                                             =========  =========  =========  =========
Net loss per share:
  Basic and Diluted........................ $   (0.19) $   (3.16) $   (0.52) $   (3.55)

Weighted average common shares outstanding:
  Basic and Diluted........................    30,036     28,480     29,370     28,525

Stock-based compensation included in:
  (1) Cost of revenues..................... $      15  $      13  $      16  $      27
                                             ---------  ---------  ---------  ---------
Stock-based compensation excluded from:
      Research and development.............       126        269        250        586
      Selling, general and administrative..        78        197        164        466
                                             ---------  ---------  ---------  ---------
(2) Total operating expenses...............       204        466        414      1,052
                                             ---------  ---------  ---------  ---------
     Total stock-based compensation........ $     219  $     479  $     430  $   1,079
                                             =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                            Six Months Ended
                                                             September 30,
                                                          --------------------
                                                             2003       2002
                                                          ---------  ---------
Operating activities:
 Net loss............................................... $ (15,262) $(101,189)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
   Depreciation and amortization........................     2,750      3,459
   Amortization of intangible assets....................       236        581
   Amortization of deferred stock-based compensation....       430      1,079
   Impairment of goodwill and other intangible assets...        --     66,977
   Allowance for doubtful accounts, returns and
   allowance............................................    (1,013)      (488)
   Inventory charge.....................................        --      7,425
   Loss on disposal of property, plant and equipment....       191         --
   Loss on sale of an investment........................       125         --
 Changes in assets and liabilities:
   Accounts receivable..................................     4,169      1,558
   Inventories..........................................     3,444     (2,467)
   Other assets.........................................     1,293      1,658
   Accounts payable.....................................       929      1,404
   Accrued and other liabilities........................    (2,175)      (967)
   Deferred revenues....................................       345      2,401
                                                          ---------  ---------
    Net cash used by operating activities...............    (4,538)   (18,569)
                                                          ---------  ---------
Investing activities:
  Purchases of property and equipment...................       (37)      (821)
  Purchases of short-term investments...................        --       (990)
  Proceeds from sale of an investment...................       375         --
  Purchase of patents and other.........................      (363)      (617)
  Restricted cash.......................................     1,064         --
                                                          ---------  ---------
     Net cash provided(used)by investing activities.....     1,039     (2,428)
                                                          ---------  ---------
Financing activities:
  Proceeds from issuance of common stock................    11,988        970
  Proceeds from note receivable from stockholders.......        22          4
  Purchase of treasury stock............................        --       (846)
                                                          ---------  ---------
    Net cash provided by financing activities...........    12,010        128
                                                          ---------  ---------

  Effect of exchange rates on cash......................       346        364

 Net increase(decrease) in cash and cash equivalents....     8,857    (20,505)
 Cash and cash equivalents at beginning of period.......    13,695     46,484
                                                          ---------  ---------
 Cash and cash equivalents at end of period............. $  22,552  $  25,979
                                                          =========  =========
 Supplementary disclosures:
  Cash paid for interest................................ $      22  $      32
                                                          =========  =========
  Cash paid for taxes................................... $       9  $     129
                                                          =========  =========

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. (the "Company") and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2003, the operating results for the three and six months ended September 30, 2003 and 2002, and the cash flow for the six months ended September 30, 2003 and 2002. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2003.

The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on March 28, 2004.

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

Had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans and employee stock purchase plans, consistent with the methodology prescribed under SFAS No. 123, our pro forma net loss and pro forma net loss per share under SFAS No. 123 would have been:

                                             Three Months Ended       Six Months Ended
                                               September 30,           September 30,
                                            --------------------   ---------------------
                                               2003       2002        2003        2002
                                            ---------  ---------   ---------   ---------
Net loss (in thousands)
As reported.............................  $   (5,728) $ (89,886) $  (15,262) $ (101,189)
Stock-based employee compensation
expense included in the determination
of net loss, as reported................         219        479         430       1,079
Stock-based employee compensation
expense determined using fair value
method..................................        (952)    (1,415)     (2,418)     (3,377)
                                            ---------  ---------   ---------   ---------
Pro forma net loss......................  $   (6,461) $ (90,822) $  (16,980) $ (103,487)

Basic and diluted net loss per share
As reported.............................  $    (0.19) $   (3.16) $    (0.52) $    (3.55)
Pro forma net loss......................  $    (0.22) $   (3.19) $    (0.58) $    (3.63)

2. Inventories

Inventories are summarized as follows (in thousands):

                                      September 30,   March 31,
                                         2003          2003
                                     ------------  ------------
Purchased materials................ $      6,253  $      2,459
Systems in process.................        7,281        11,340
Finished systems...................        5,168         8,347
                                     ------------  ------------
                                    $     18,702  $     22,146
                                     ============  ============

3. Comprehensive Loss

Comprehensive loss consists of net loss for the period and the change in accumulated foreign currency translation adjustments during the period. For the quarters ended September 30, 2003 and 2002, comprehensive loss amounted to approximately $5.5 million and $89.9 million, respectively. For the six months ended September 30, 2003 and 2002, comprehensive loss amounted to approximately $14.9 million and $100.8 million, respectively.

4. Deferred Revenues

Revenues are derived from three primary sources: equipment sales, services sales and spare part sales. For equipment sales, revenues are recognized on a multiple element approach in which the sales transaction is bifurcated into two separate elements based on objective evidence of fair value of the individual elements. The two elements are the tool and installation of the tool. Under this approach, the portion of the invoice price that is due after installation services have been performed and upon final customer acceptance of the tool has been obtained, generally 20% of the total invoice price, is deferred until final customer acceptance of the tool. The remaining portion of the total invoice price relating to the tool, generally 80% of the tool invoice price, is recognized upon shipment and title transfer of the tool. Revenues on service contracts are deferred and recognized on a straight- line basis over the period of the contracts. For spare parts, revenues are recognized upon shipment.

5. Net Loss Per Share

Basic net loss per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events. Diluted net loss per share is based on the weighted average number of common shares outstanding and the potential dilution of securities, by including stock options in the weighted average number of common shares outstanding for a period if dilutive.

The following table summarizes securities outstanding (in thousands) as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                                September 30,
                                             -------------------
                                               2003      2002
                                             --------- ---------
  Common stock subject to repurchase
   (unvested)...............................       --        --
  Common stock held in escrow account.......       --       541
  Stock options.............................    5,209     5,025
  Warrants..................................       79        79

In connection with our acquisition of Sensys Instruments Corporation, or Sensys, on January 16, 2002, 540,724 shares of Therma-Wave common stock issuable to the former shareholders of Sensys were held in escrow for a period of 18 months and during that time might be used to satisfy certain working capital adjustments and indemnification claims. Effective July 16, 2003, all the shares held in the escrow account were released to former shareholders of Sensys.

For the three months ended September 30, 2003 and 2002, anti- dilutive stock options have a weighted average exercise price of $9.07 and $12.52, respectively. The warrants outstanding at September 30, 2003 that we excluded from the above calculation had a weighted average exercise price of $3.68.

During the second quarter of fiscal 2004, we commenced and completed an employee stock option exchange program. The voluntary program allowed Therma-Wave employees, excluding officers and directors, to return to the Company existing options issued before July 1, 2002 with an exercise price greater than $2.00 per share and exchange them for new options that were granted on September 10, 2003. The number of new options granted in the employee stock option exchange program was equal to 75% of the number of options canceled in the exchange. The new option grants have a different vesting schedule from the original option grants and have an exercise price equal to $2.38, the fair market value on September 10, 2003. Of the 1,371,820 options eligible for exchange, 1,352,108 options, or 99%, were exchanged for 1,014,444 new options with an exercise price of $2.38. None of these replacement options vest before June 11, 2004.

We expect the weighted average exercise price of stock options outstanding to be lower after the second quarter of fiscal 2004 due to the completion of our employee stock option exchange program in September 2003.

6. Recently Issued Accounting Statements

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning the second quarter of fiscal 2004. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 is effective immediately for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied effective in the annual period ending after December 15, 2003. We do not expect the adoption of this interpretation to have a material impact on our results of operations or financial position. However, changes in our business relationships with various entities could occur which may impact our financial statements under the requirements of FIN 46.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in the first interim period beginning after June 15, 2003 with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We are assessing the potential impact of this guidance, but as of this date we have not identified any material impact on our financial position or results of operations due to the adoption of EITF 00-21.

7. Commitments and Contingencies

Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space, certain software license agreements, and commitments to vendors related to non-cancelable inventory purchase orders. We lease our facilities under non-cancelable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. We are required pursuant to the terms of facility leases to maintain two standby letters of credit totaling $3.6 million.

Future payments due under operating leases and other commitments as of September 30, 2003 (in thousands) are as follows:

                                       Operating    Other
   Fiscal Year                          Leases    Commitments
-------------------------------------  ---------  -----------

   2004.............................. $   1,485  $   3,463
   2005..............................     2,546        482
   2006..............................     1,862         40
   2007..............................       536         40
   2008..............................       555         --
   Thereafter........................        93         --
                                       ---------  ---------
   Total future minimum payments..... $   7,077  $   4,025
                                       =========  =========

Indemnification

We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at September 30, 2003, nor have we incurred any losses under such indemnification during the periods covered in this report.

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

8. Restructuring, Severance and Other Costs

The following table summarizes the changes in restructuring, severance and other costs during the fiscal quarter ended September 30, 2003 (in thousands):

                                    Liability as of                          Liability as of
                                    March 31, 2003   Provision  Utilization  September 30, 2003
                                    ---------------  ---------  -----------  ------------------
Severance and workforce reduction.. $         558    $  1,418   $   (1,951)  $             25
Consolidation of excess facilities.           662          82         (280)               464
Other..............................           134          92         (171)                55
                                    --------------   ---------  -----------  ------------------
                                    $       1,354    $  1,592   $   (2,402)  $            544
                                    ==============   =========  ===========  ==================

Severance and workforce reduction

In April 2003, the Company reduced its workforce by approximately 45 employees across all functional areas. Severance and related employee benefit costs related to the reduction in force in April 2003 amounted to $1.4 million, which have been or will be paid at the time of the employees' separation. The Company anticipates that the accrued liability at September 30, 2003 of $25,000 will be paid out by the end of October 2003.

Consolidation of excess facilities

The Company incurred a $0.7 million restructuring charge in fiscal 2003 for two excess facilities leased by Sensys in Santa Clara, California, which reflects the remaining lease obligations on vacated facilities that are non-cancelable, net of the income from subleasing these facilities. The income from subleasing one facility is estimated based upon current comparable rates for leases in the applicable market. If rental rates decrease in the market, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. For the other facility, we entered a sublease during the quarter and increased the liability estimate by $82,000 to reflect the difference between the estimated sublease income and the actual sublease income. The Company anticipates that the accrued liability at September 30, 2003 of $0.5 million will be paid out by the end of March 2006.

Other

Other costs relate to specific expenses incurred as a result of the reduction in force programs. The Company anticipates that the $55,000 accrued liabilities as of September 30, 2003 related to other costs of workforce reduction will be paid out by the end of November 2003.

9. Warranty Accrual

At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Changes in the warranty accrual during the three and six months ended September 30, 2003 are summarized (in thousands) as follows:

                                               Provision for  Settlement of
                                  Beginning  Warranty Issued   Pre-Existing             Ending
                                    Balance  During the Period   Warranties            Balance
                          -----------------  ---------------  -------------  -----------------
Three Months Ended
September 30, 2003...... $           1,139  $           453  $        (282) $           1,310
                          -----------------  ---------------  -------------  -----------------
Six Months Ended
September 30, 2003...... $             983  $           925  $        (598) $           1,310
                          -----------------  ---------------  -------------  -----------------

10. Treasury Stock

On August 1, 2002, the Company's Board of Directors announced a stock repurchase program for the repurchase of up to 1 million shares of Therma-Wave's common stock. As of September 30, 2003, the Company has repurchased 447,500 shares of common stock at an average price of $2.10 per share, of which 414,168 shares were reissued under our Employee Stock Purchase Plan, 30,675 shares were reissued to pay for consulting services and 2,657 shares were reissued upon exercise of stock options. The repurchase program is currently suspended but at any time and from time to time may be reactivated without prior notice.

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

During the quarter ended September 30, 2002, due to current operating losses, the absence of positive cash flows, recent significant declines in our common stock price and uncertainties resulting from the duration and severity of the industry downturn, we assessed the recoverability of the intangible assets related to the Sensys acquisition subject to amortization in accordance with SFAS No. 144 and tested goodwill related to the Sensys acquisition for impairment in accordance with SFAS No. 142. Based upon our projection of significantly reduced future cash flows related to Sensys products, we recognized an impairment expense of $576,000 for developed technology, $174,000 for development contract and $362,000 for trade name intangible assets in the quarter ended September 30, 2002. In addition, during the quarter ended March 31, 2003, we recognized an additional impairment charge of $431,000 related to trade name intangible assets. The impairment test under SFAS No. 142 was based on a two-step process involving: 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill assets by $65.9 million in the quarter ended September 30, 2002.

The fair market value of intangible assets is being amortized on a straight-line basis over the remaining estimated useful lives. Components of intangible assets are as follows (in thousands):

                                      September 30, 2003                            March 31, 2003
                              -----------------------------------------  ---------------------------------------
                              Gross Carrying  Accumulated   Net Carrying Gross Carrying Accumulated  Net Carrying
                                 Amount      Amortization     Amount        Amount      Amortization   Amount
                              -------------  -------------  -----------  -------------  -----------  -----------
Intangible assets, net
  Developed technology...... $         314  $        (314) $        --  $         314  $      (314) $        --
  Development contract......         2,415           (840)       1,575          2,415         (604)       1,811
  Trade name................           197           (197)          --            197         (197)          --
                              -------------  -------------  -----------  -------------  -----------  -----------
                             $       2,926  $      (1,351) $     1,575  $       2,926  $    (1,115) $     1,811
                              =============  =============  ===========  =============  ===========  ===========

Amortization of intangible assets was $0.1 million and $0.2 million for the three and six months ended September 30, 2003. Amortization expense is expected to be $0.3 million for the remainder of fiscal 2004 (a total of $0.5 million for fiscal 2004). Amortization expense is expected to be $0.5 million for fiscal 2005 and 2006, and $0.3 million for 2007, respectively.

12. Employee stock option exchange

During the second quarter of fiscal 2004, we commenced and completed an employee stock option exchange program. The voluntary program allowed Therma-Wave employees, excluding officers and directors, to return to the Company existing options issued before July 1, 2002 with an exercise price greater than $2.00 per share and exchange them for new options that were granted on September 10, 2003. The number of new options granted in the employee stock option exchange program was equal to 75% of the number of options canceled in the exchange. The new option grants have a different vesting schedule from the original option grants and have an exercise price equal to $2.38, the fair market value on September 10, 2003. Of the 1,371,820 options eligible for exchange, 1,352,108 options, or 99%, were exchanged for 1,014,444 new options with an exercise price of $2.38. None of these replacement options vest before June 11, 2004. As a result of the modification to the exercise price of the stock option, the replacement options are accounted for as variable from the date of modification until the option is either exercised, canceled or expired. As of September 30, 2003, the company has recorded approximately $60,000 in compensation expense related to the exchange program. This charge reflects the new options issued in the exchange which were outstanding for only eighteen days of the fiscal quarter. Due to variable accounting, expense will be recorded for vested options for increases in the stock price over and above the exercise price of the new options. In future quarters, the expense could increase as more shares become vested and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the net expense previously reported.

13. Subsequent Events

In October 2003, the Company reduced its workforce by approximately 6% across all functional areas. We expect severance related and other restructuring costs to total approximately $0.4 million in our fiscal third quarter.

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

SEC Reports

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, and all amendments to these reports filed with the U.S. Security and Exchange Commission, are available for review free of charge on the SEC's website through a link on our website at www.thermawave.com as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Overview

Since 1982, Therma-Wave, Inc. has been revolutionizing process control metrology systems through innovative proprietary products and technologies. We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high overall manufacturing yield, reduce the size of the circuit features imprinted on the semiconductor to improve the performance of the semiconductor device and increase their equipment productivity. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe CD and RT/CD®, and Integra® integrated metrology products, use proprietary and patented technology to produce precise, non-contact, non-destructive measurement for each and every basic building block, or process module, in the manufacture of integrated circuits, or ICs.

Market Opportunity

During the course of implementing several complex process steps in semiconductor manufacturing, it has grown increasingly necessary to monitor the failure rate of semiconductor devices as well as the quality of the underlying process steps, particularly as linewidths shrink, metal levels increase and new materials are introduced into the process. Generally speaking, the manufacturing process is monitored and diagnosed using two methodologies:

  measuring specific results to determine whether process steps are performing according to specifications; and
  determining the locations of yield limiting defects on the wafer.

This second practice is often followed by an automated review of the defects and, in certain cases, further analysis. This can be distinguished as a third category of defect review and analysis. Process control is a highly segmented market consisting of optical metrology, critical dimension scanning electron microscopy, or CD-SEM, thin film measurement, patterned wafer inspection, defect review and classification, unpatterned wafer inspection, and other process control tools. Therma-Wave's ion implant and thin film measurement products, including related service and parts revenue, comprise the majority of our revenues today. These mature product lines, however, have allowed us to expand into segments of metrology, potentially doubling our total available market.

Products

Our products are used to produce precise, non-contact, nondestructive measurement for each basic process module in the manufacture of integrated circuits, including ion implant, dielectric film deposition and etching, conductor film deposition and etching, chemical mechanical planarization and wafer patterning.

Core Products Today: Thin Films - Ion Implant Metrology

Therma-Probe and Opti-Probe systems are two well-established, major product families of in-line process control metrology equipment.

Therma-Probe: The Therma-Probe systems employ proprietary thermal wave technology that uses highly focused but low power laser beams to generate and detect thermal and plasma wave signals in the silicon wafer. Proprietary software correlates the signals to the ion implant dose. Unlike previous ion implant metrology systems, the Therma-Probe systems utilize a totally non-contact, non-damaging technology and thus can be used to monitor product wafers immediately after the ion implantation process. These features have been integrated into an easy-to-use and reliable package with automated wafer handling and statistical data processing.

Opti-Probe: Opti-Probe systems significantly improve upon existing thin-film metrology systems by successfully integrating up to five distinct film measurement technologies, three of which are patented by us. By combining the measured data from these multiple technologies and correlating it by using proprietary software, Opti-Probe systems provide increased measurement capability leading to higher yields, less misprocessing, less rework, faster production ramp-up and increased productivity on both test and product wafers. These techniques of combining optical measurement technologies and correlating the results have also been patented by us.

Addressing New Market: Lithography Metrology

Opti-Probe RT/CD and Integra are two additional recently-introduced product families. Opti-Probe RT/CD is the first optical CD scatterometry system that combines high-information content spectroscopic ellipsometry, or SE, optical measurement with ultrafast calculation, or real-time regression, to analyze and display results without the use of off-line modeling and solution libraries. Fullfeatured, complex CD profiles can be calculated in seconds with precision and repeatability and, we believe, with more structural information than our competitors on sidewall profile and shape.

Integra: In 2000, we committed to a program of developing a broad family of Integrated Metrology, or IM, modules under the product family name Integra. We have at this time both spectrometer and spectroscopic ellipsometer based IM units available in the marketplace. Each IM unit is installed directly onto a semiconductor process tool, and can measure each wafer immediately after processing. In this manner, processing mistakes can be detected at the earliest possible moment, as opposed to the conventional procedure in which a 25-wafer lot is typically completed before metrology is first done, thereby leaving the entire lot at risk of becoming scrap.

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

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. Revenues from spare parts are generally recognized at the time of shipment. Revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contract. Estimated contractual warranty obligations are recorded when related sales are recognized. Equipment sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenues in the amount of the greater of fair market value of installation and a percentage of payment subject to final acceptance. The total revenues are allocated to each component of the multiple-element arrangement. Revenues on each element are recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, the contractual obligations have been performed, title and risk of loss have passed to the customer, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained if applicable.

Freight terms of all standard product sales are FOB shipping point unless otherwise negotiated and agreed to in written form between our customers and us. Shipments typically are made in compliance with shipment requirements specified in our customer's purchase order.

Revenues on new products are recognized upon the customer's final acceptance. Where the customer has the right to return the product, the revenues are not recognized until all of the following conditions have been evidenced after the customer's purchase order has been fulfilled: the right of return has expired and any potential returns would require authorization by our company under warranty provisions; the price of the sale is fixed or determinable; the payment terms are fixed and enforceable and collectibility is reasonably assured.

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

Inventory. We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventories to our estimated net realizable value, if less than cost, based primarily on our product demand forecast. A significant increase in the demand for our product could result in a short-term increase of inventory purchases while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development, and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results. When we have recorded additional reserves for excess and obsolete inventory, we have created a new cost basis for the inventory. The reserve is released only when the inventory that the reserve is provided for is sold, expensed or scrapped.

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

During the quarter ended September 30, 2002, due to current operating losses, the absence of positive cash flows, recent significant declines in our common stock price and uncertainties resulting from the duration and severity of the industry downturn, we assessed the recoverability of the intangible assets related to the Sensys acquisition subject to amortization in accordance with SFAS No. 144 and tested goodwill related to the Sensys acquisition for impairment in accordance with SFAS No. 142. Based upon our projection of significantly reduced future cash flows related to Sensys products, we recognized an impairment expense of $0.6 million for developed technology, $0.2 million for development contract and $0.4 million for trade name intangible assets in the quarter ended September 30, 2002. In addition, during the quarter ended March 31, 2003, we recognized an additional impairment charge of $0.4 million related to trade name intangible assets. The impairment test under SFAS No. 142 was based on a two-step process involving: 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill assets by $65.9 million in the quarter ended September 30, 2002.

Income Taxes. We account for income taxes using the asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we cannot conclude, based on available objective evidence, that it is more likely than not we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At September 30, 2003, we provided a full valuation allowance for net operating loss carry-forwards for federal and state income tax purposes of approximately $75.5 million and $13.6 million, respectively, as we cannot conclude that it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of these assets.

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

Results of Operations

The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and six months ended September 30, 2003 and 2002 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations for such periods.

                                              Three Months Ended    Six Months Ended
                                                September 30,         September 30,
                                             --------------------  --------------------
                                                2003       2002        2003       2002
                                             ---------  ---------  ---------  ---------
Net revenues
  Product..................................      68.3%     52.0%    63.2%     59.5%
  Service and parts........................      31.7       48.0       36.8       40.5
                                             ---------  ---------  ---------  ---------
         Total net revenues................     100.0      100.0      100.0      100.0
Cost of revenues...........................      60.4      164.2       67.7      115.2
                                             ---------  ---------  ---------  ---------
Gross profit (loss)........................      39.6      (64.2)      32.3      (15.2)
                                             ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.................      36.8       74.1       39.0       62.2
  Selling, general and administrative......      41.6       60.8       43.8       49.4
  Impairment of goodwill and
  other intangible assets..................        --      611.9         --      258.7
  Restructuring, severance and other.......       0.8       10.7        6.1        4.5
  Stock-based compensation.................       1.5        4.3        1.6        4.0
                                             ---------  ---------  ---------  ---------
         Total operating expenses..........      80.7      761.8       90.5      378.8
                                             ---------  ---------  ---------  ---------
Operating loss.............................     (41.1)    (826.0)     (58.2)    (394.0)
Other income (expense):
  Interest expense.........................       0.1       (0.5)        --       (0.4)
  Interest income..........................       0.2        4.6        0.2        3.0
  Other, net...............................       0.1        0.6       (0.8)       0.6
                                             ---------  ---------  ---------  ---------
         Total other income (expense)......       0.4        4.7       (0.6)       3.2
                                             ---------  ---------  ---------  ---------
Net loss...................................     (40.7)%   (821.3) %   (58.8)%   (390.8)%
                                             ========= ==========  ========= ==========

Net Revenues. Net revenues for the fiscal quarter ended September 30, 2003 were $14.1 million. Compared to the first quarter of fiscal 2004, net revenues increased $2.2 million, or 18.2%, from $11.9 million. Net revenues increased $3.2 million, or 28.5%, from $10.9 million in the same fiscal quarter of the prior year. For the six months ended September 30, 2003, net revenues were $26.0 million, an increase of $0.1 million, or 0.3%, from $25.9 million in the comparable period of the prior year.

Our primary business is the design, manufacture and sale of our Therma-Probe, Opti-Probe, Opti-Probe Critical Dimension and Integrated Metrology systems. We also sell replacement and spare parts and service support for these products, including associated labor, which is often sold in service contracts for one or more years duration. Gross margins for our systems sales are typically much higher than gross margins on replacement and spare parts and service support. This creates a mix factor that impacts overall average gross margins, which generally are higher when the percentage of systems sales is higher. During the three months ended September 30, 2003, we derived approximately 68% of our net revenues from system sales and 32% from sales of replacement and spare parts, including associated labor, and revenues recognized from service contracts. During the three months ended September 30, 2002, we derived approximately 52% of our net revenues from system sales and we derived 63% and 60%, respectively, of our net revenues from system sales for the six months ended September 30, 2003 and for the six months ended September 30, 2002.

International sales accounted for approximately 70% and 67% of our total net revenues for the three months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003 and 2002, respectively, international sales accounted for approximately 61% and 73% of our total net revenues. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. A substantial portion of our international sales is denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Taiwan, Japan, China, Korea, and Europe, such conditions could negatively impact our international sales in future periods.

Gross Profit (Loss). Gross profit for the second quarter of fiscal 2004 was $5.6 million, an increase of $2.8 million, from a gross profit of $2.8 million in the previous fiscal quarter. Compared to the same quarter of fiscal 2003, gross profit increased $12.6 million. As a percentage of net revenues, gross margin for the current quarter was 39.6%, compared to 23.8% for the last fiscal quarter and (64.2)% for the same quarter of last fiscal year. For the six months ended September 30, 2003, gross profit was $8.4 million, an increase of $12.3 million, from $(3.9) million in the comparable period of the prior year. As a percentage of net revenues, gross margin for the current six months was 32.3%, compared to (15.2)% in the comparable period of the prior year. The rise of gross profit was attributable to a combination of higher production and sales volumes, the sale of materials previously reserved and cost reductions. During the second quarter of fiscal 2004, the release of inventory reserves under SAB 100 accounting for shipment of materials previously reserved totaled $3.0 million, however, this was offset by $1.7 million of additional provisions for obsolete and excess inventory. We also disposed of $0.8 million of obsolete materials previously reserved.

Research and Development, or R&D, Expenses. R&D expenses for the second quarter of fiscal 2004 were $5.2 million, an increase of 4.7% from the prior quarter and a decrease of 36.1% from the same quarter of last fiscal year. For the six months ended September 30, 2003, R&D expenses were $10.1 million, a decrease of $6.0 million, or 37.1%, from $16.1 million in the comparable period of the prior year. The decrease of R&D expenses was primarily due to reduction in force programs in R&D functions in February 2003 and April 2003. We expect our overall R&D expenditure will remain at the current level. However we plan to reallocate our R&D resources to the programs that can sustain our technological leadership, which we expect will strengthen our market position in the next economic upturn.

Selling, General and Administrative, or SG&A, Expenses. SG&A expenses for the second quarter of fiscal 2004 were $5.9 million, an increase of 5.9% from SG&A expenses of $5.5 million in the prior fiscal quarter. Compared to the second quarter of last fiscal year, SG&A expenses decreased by 12.1%. For the six months ended September 30, 2003, SG&A expenses were $11.4 million, a decrease of $1.4 million, or 10.9%, from $12.8 million in the comparable period of the prior year.

Restructuring, Severance and Other. Restructuring, severance and other expenses for the second quarter of fiscal 2004 were $0.1 million. This charge consisted of a change in estimate for sub-lease income pertaining to one location which was sub-leased during the second fiscal quarter of 2004, and a decrease of 93.3% from restructuring, severance and other expenses of $1.5 million in the prior fiscal quarter. Compared to the second quarter of last fiscal year, restructuring, severance and other expenses decreased by 90.7%, from $1.2 million. For the six months ended September 30, 2003, restructuring, severance and other expenses were $1.6 million, an increase of $0.4 million, or 36.7%, from $1.2 million in the comparable period of the prior year.

In October 2003, we reduced our workforce by approximately 6% across all functional areas. We expect severance related and other restructuring costs to total approximately $0.4 million in our fiscal third quarter.

Stock-Based Compensation. As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expenses related to the Sensys acquisition were $0.2 million, $0.2 million, and $0.5 million for the quarters ended September 30, 2003, June 30, 2003 and September 30, 2002, respectively, a portion of which was included in cost of revenues. The decrease of stock-based compensation expense in the first quarter of fiscal 2004 was primarily due to programs of reduction in force of Sensys employees during fiscal 2003 and the first two quarters of fiscal 2004, and partly due to the accelerated amortization schedule that causes amortization in the later years to be lower than that in the earlier years.

As a result of the completion of the employee stock option exchange program effective September 10, 2003, we recorded approximately $60,000 of stock-based compensation in the second fiscal quarter of 2004. This charge reflects the new options issued in the exchange which were outstanding for only eighteen days of the fiscal quarter. Due to variable accounting, expense will be recorded for vested stock options for increases in the stock price over and above the exercise price of the new options. In future quarters, the expense could increase as more shares become vested and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the net expense previously reported.

Other Income (Expense). Other income for the second quarter of fiscal 2004 was $0.1 million, compared to other expense of $0.2 million in the prior fiscal quarter, and other income of $0.5 million in the same quarter of the prior fiscal year. For the six months ended September 30, 2003, other expense was $0.1 million, a decrease of $0.9 million, or 117% from $0.8 million of other income in the comparable period of the prior year. We derive other income primarily from the investment of our cash on hand. The decrease in other income from the same quarter of the prior year was attributable to lower average interest rates as well as lower average investment balances and an interest refund from the Internal Revenue Service in the amount of $0.3 million, which was included in other income in the second quarter of fiscal 2003. Other expense includes a loss on the sale of an investment in the first quarter of fiscal 2004 in the amount of $0.1 million.

Net Loss. The combination of all the factors discussed above contributed to a net loss of $5.7 million for the second quarter of fiscal 2004, compared with a net loss of $9.5 million in the prior fiscal quarter and net loss of $89.9 million in the same quarter of last fiscal year. We expect that with our cost reduction programs in place and the expected revenue increase, we will continue to reduce our net loss amounts in the coming quarters of fiscal 2004.

Liquidity and Capital Resources

We have incurred substantial losses and experienced negative cash flow since fiscal 2000, and had an accumulated deficit of $282.9 million at March 31, 2003. As a result of these circumstances, our independent auditors' report for our last fiscal year, included in our Form 10-K filed on June 30, 2003, included an explanatory paragraph that indicated that there was substantial doubt about our ability to continue as a going concern. Our accumulated deficit was $292.5 million as of June 30, 2003 and $298.2 million as of September 30, 2003.

Subsequent to the filing of the March 31, 2003 consolidated financial statements in our Form 10-K, in September 2003, we raised approximately $11.8 million in net proceeds from a private placement. As a result of this, our independent auditors determined that the explanatory paragraph relating to our ability to continue as a going concern included in the earlier filing was no longer required.

To conserve cash, we have implemented cost cutting measures, and in September 2002, implemented a restructuring program. In addition, in June 2003, we entered into a credit agreement with a financial institution that provides for a credit facility of up to $15.0 million, subject to certain restrictions in the borrowing base based on eligibility of receivables and inventory. Also, in September 2003, we sold 5.8 million shares of common stock in a private placement which yielded us approximately $11.8 million in net proceeds.

If liquidity problems should arise, we will take additional measures to reduce operating expenses such as reducing headcount or canceling research and development projects. However, we may need to raise additional funds to finance our activities next year and beyond through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. We may not be able to obtain additional funds on terms that would be favorable to us, or at all.

We believe, based on our ability to implement the aforementioned measures, and with the combination of existing cash resources, including the funds raised in September 2003, together with our lines of credit, that we will have liquidity sufficient to meet our operating, working capital and financing needs for the next twelve months.

Our principal sources of funds are anticipated to be cash on hand ($22.6 million as of September 30, 2003), cash flows from operating activities and, if available and necessary, borrowings under our bank credit facility. Our cash and short-term investments decreased by $45.4 million during fiscal year 2003. We have implemented various cost reduction programs during and subsequent to the end of fiscal year 2003 to bring operating expenses in line with revenue projections. We believe that with these cost reduction programs in place, we will reduce operating expenses significantly enough so that we will have sufficient liquidity and capital resources to meet our current and future financial obligations for at least the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Our principal liquidity requirements are for working capital. Over the last three fiscal years, we have funded our operating activities principally from funds generated from operations and net proceeds from an initial public offering.

Cash flows used by operating activities were $4.5 million and $18.6 million for the first six months of fiscal 2004 and 2003, respectively. The decrease in cash flows used by operating activities from fiscal year 2003 to 2004 was mainly due to a lower net loss, the collection of accounts receivable and the use of inventory on hand in the first six months of fiscal year 2004.

Cash flows provided (used) by investing activities were $1.0 and $(2.4) million for the first six months of fiscal 2004 and 2003, respectively. The increase in cash flows provided by investing activities was primarily due to the lifting of restrictions on cash, a decrease in capital expenditures and proceeds from the sale of an investment in the first fiscal quarter of 2004.

Cash flows provided by financing activities were $12.0 million and $0.1 million for the first six months of fiscal 2004 and 2003, respectively. Cash was generated from the exercise of stock options and warrants and the issuance of common stock under our employee stock purchase plan, and from the repayment of notes receivable from stockholders who were our former employees. The increase in cash provided by financing activities in the second quarter of fiscal 2004 was primarily due to the completion of the sale of 5.8 million shares of our common stock in a private placement in September 2003, which increased cash by approximately $11.8 million net of expenses related to the transaction.

Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space and certain software license agreements, and commitments to vendors related to non-cancelable inventory purchase orders. Future payments due under these obligations as of September 30, 2003 (in thousands) are as follows:

                                       Operating    Other
   Fiscal Year                          Leases    Commitments
-------------------------------------  ---------  -----------

   2004.............................. $   1,485  $   3,463
   2005..............................     2,546        482
   2006..............................     1,862         40
   2007..............................       536         40
   2008..............................       555         --
   Thereafter........................        93         --
                                       ---------  ---------
   Total future minimum payments..... $   7,077  $   4,025
                                       =========  =========

We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at September 30, 2003.

In June 2003, we entered into a new loan and security agreement with Silicon Valley Bank, or SVB. The new agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States, or EXIM, guaranteed revolving line of credit. The new bank credit facility allows us to borrow money under the domestic line bearing interest at the SVB prime rate plus 1.50% floating. The EXIM revolving line allows us to borrow money at the SVB prime rate plus 1.75% floating. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of June 30, 2003, we had $1.0 million outstanding letter of credit under this agreement. The credit facilities mature on June 13, 2004. As of June 30, 2003, we violated certain compliance provisions of the agreement, which were amended in July 2003. As of September 30, 2003, we violated certain compliance provisions of the agreement, which were waived by SVB in October 2003.

Inflation

The impact of inflation on our business was not material for the fiscal quarter ended September 30, 2003.

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

Interest Rate Risk

As of September 30, 2003, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short term duration of such an investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of such a portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Also, in connection with PricewaterhouseCoopers LLP's audit for the year ended March 31, 2003, PricewaterhouseCoopers identified a material weakness in our processes relating to account analysis and reconciliations, including lack of timely management review. As a result, management has hired and will continue to pursue hiring additional, more experienced, accounting staff to provide more attention to account reconciliations and management is examining methods of retaining and training our current financial personnel. We performed additional reconciliation procedures, which were designed to ensure that these internal control deficiencies did not lead to material misstatements in our consolidated financial statements. We have also performed these additional reconciliations when preparing the financial statements in this quarterly report.

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

Item 2. Changes in Securities and Use of Proceeds

On September 16, 2003, in a transaction exempt from registration under Section 4(2) of the Securities Act, we completed a private placement of 5,800,000 shares of our common stock to accredited investors, as that term is defined in Section 501 of the Securities Act. The shares were sold at $2.20 per share and we received aggregate gross proceeds of $12,760,000 from these sales. Needham & Company, Inc., acted as placement agent and received a commission for such services of $877,800.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Stockholders was held on August 22, 2003. The following proposals were voted: (I) the election of our directors; (II) an increase in the number of shares of common stock that may be issued under the 2000 Equity Incentive Plan by 1,000,000 shares; (III) an increase in the number of shares of common stock that may be issued under the 2000 Employee Stock Purchase Plan by 1,000,000 shares. The vote tally was as follows:

Proposal I
Directors	Director Class	Total Vote for Each Director	Total Vote Withheld From Each Director
Talat F. Hasan	I	23,068,116	2,541,263
G. Leonard Baker, Jr.	I	23,801,339	1,808,040
Boris Lipkin	I	25,433,722	175,657
Papken Der Torossian	III	25,430,296	179,083

Proposal II

For

Against

Abstain

Non Votes

7,301,781

2,570,664

82,342

15,654,592

Proposal III

For

Against

Abstain

Non Votes

8,798,775

1,074,920

81,092

15,654,592

Proposal I, Proposal II and Proposal III were approved by our stockholders.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

Exhibit Number

Description

4.6

Registration Rights Agreement, dated as of
September 15, 2003, between Therma-Wave, Inc. and the stockholders listed therein (incorporated by reference to the same numbered exhibit in the
Registration Statement on Form S-1 (Reg. No. 333-110162)).

10.39

 Amendment No.1 to Employment Agreement, dated
August 21, 2003, between Boris Lipkin and Therma-Wave, Inc.

10.40

 Amendment No.1 to Employment Agreement, dated
August 10, 2003, between L. Ray Christie and Therma-Wave, Inc.

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
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

 Certification of Principal Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

 Risk Factors (incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the period ended March
31, 2003 (File No. 000-26911)).

(b) Reports on Form 8-K

  Current Report on Form 8-K on Item 9 filed on September
17, 2003 announcing closing of $12.8 million of private placement of Therma-Wave common stock.

  Current Report on Form 8-K on Item 12 filed on July 29,
2003 announcing the filing of the earnings release for the fiscal quarter ended
June 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its
behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.

(Registrant)

/s/ L. RAY CHRISTIE

L. RAY CHRISTIE

Chief Financial Officer

(as Registrant and as Principal Accounting Officer)

November 12, 2003