Form 10-Q
period 2003-12-28
THERMA WAVE INC
filed 2004-02-11
CIK 828119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑

          Indicate the number of shares of the issuer’s class of common stock, as of the latest practical date:

Class	Outstanding as of January 30, 2004
Common stock, $.01 par value	35,476,398

THERMA-WAVE, INC.

Note: The third quarters of fiscal years 2004 and 2003 and the entire fiscal year 2003 ended on December 28, 2003, December 29, 2002 and March 30, 2003, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2003	2003

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,512	$13,695
Restricted cash	—	1,064
Accounts receivable, net	15,018	13,822
Inventories	16,947	22,146
Other current assets	1,305	1,657

Total current assets	55,782	52,384
Property and equipment, net	5,349	9,004
Intangible assets, net	—	1,811
Other assets	2,834	4,504

Total assets	$63,965	$67,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,373	$2,148
Accrued liabilities	16,151	15,589
Deferred revenues	8,126	11,138

Total current liabilities	27,650	28,875
Non-current deferred revenues	1,042	—
Other long-term liabilities	1,237	2,490

Total liabilities	29,929	31,365

Stockholders’ equity:
Common stock	353	293
Additional paid-in capital	336,729	322,048
Treasury stock	—	(437)
Notes receivable from stockholders	(173)	(196)
Accumulated other comprehensive loss	(778)	(1,334)
Deferred stock-based compensation	(2,873)	(1,107)
Accumulated deficit	(299,222)	(282,929)

Total stockholders’ equity	34,036	36,338

Total liabilities and stockholders’ equity	$63,965	$67,703

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(In thousands, except per share data)
	(Unaudited)
Net revenues
Product	$15,579	$4,789	$31,990	$20,188
Service and parts	4,287	5,460	13,845	15,956

Total net revenues	19,866	10,249	45,835	36,144
Cost of revenues(1)	9,904	10,233	27,474	40,074

Gross profit (loss)	9,962	16	18,361	(3,930)

Operating expenses:
Research and development	4,497	6,872	14,628	22,975
Selling, general and administrative	5,316	6,097	16,699	18,877
Impairment of goodwill and other intangible assets	—	—	—	66,977
Restructuring, severance and other	381	35	1,973	1,200
Stock-based compensation(2)	795	359	1,209	1,411

Total operating expenses	10,989	13,363	34,509	111,440

Operating loss	(1,027)	(13,347)	(16,148)	(115,370)

Other income (expense):
Interest expense	(39)	(52)	(50)	(154)
Interest income	31	118	100	883
Other, net	4	(9)	(195)	162

Total other income (expense)	(4)	57	(145)	891

Net loss	$(1,031)	$(13,290)	$(16,293)	$(114,479)

Net loss per share:
Basic and Diluted	$(0.03)	$(0.47)	$(0.52)	$(4.02)
Weighted average common shares outstanding:
Basic and Diluted	35,325	28,404	31,356	28,485
Stock-based compensation included in:
(1) Cost of revenues	$215	$11	$231	$39

Stock-based compensation excluded from:
Research and development	489	215	739	801
Selling, general and administrative	306	144	470	610

(2) Total operating expenses	795	359	1,209	1,411

Total stock-based compensation	$1,010	$370	$1,440	$1,450

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,

	2003	2002

	(In thousands)
	(Unaudited)
Operating activities:
Net loss	$(16,293)	$(114,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,941	4,499
Amortization of intangible assets	1,811	1,315
Amortization of deferred stock-based compensation	1,439	1,449
Allowance for doubtful accounts, returns and allowance	(932)	(475)
Impairment of goodwill and other intangible assets	—	66,977
Inventory charge	—	7,425
Loss on disposal of property, plant and equipment	459	55
Loss on sale of an investment	125	—
Issuance of treasury stock in connection with payment of consulting services	—	50
Changes in assets and liabilities:
Accounts receivable	(264)	6,398
Inventories	5,199	(807)
Other assets	1,525	2,243
Accounts payable	1,225	2,925
Accrued and other liabilities	(691)	(10,825)
Deferred revenues	(1,970)	2,401

Net cash used in operating activities	(4,426)	(30,849)

Investing activities:
Purchases of property and equipment	(197)	(1,372)
Sales of short-term investments	—	8,003
Proceeds from sale of an investment	375	—
Purchase of patents and other	(551)	(850)
Restricted cash	1,064	—

Net cash provided by investing activities	691	5,781

Financing activities:
Proceeds from issuance of common stock	11,973	1,049
Proceeds from note receivable from stockholders	23	4
Purchase of treasury stock	—	(938)

Net cash provided by financing activities	11,996	115

Effect of exchange rates on cash	556	485

Net increase (decrease) in cash and cash equivalents	8,817	(24,468)
Cash and cash equivalents at beginning of period	13,695	46,484

Cash and cash equivalents at end of period	$22,512	$22,016

Supplementary disclosures:
Cash paid for interest	$25	$42

Cash paid for taxes	$9	$130

See accompanying notes to condensed consolidated financial statements.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. (the “Company”) and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 2003, the operating results for the three and nine months ended December 31, 2003 and 2002, and the cash flows for the nine months ended December 31, 2003 and 2002. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2003.

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

      At June 30, 2003, the Company had $3.5 million restricted cash invested in a certificate of deposit. This restricted cash was pledged as a deposit required by our office building lease. In early July 2003, Silicon Valley Bank issued two standby letters of credit totaling $3.6 million under our new loan and security agreement. As a result of the issuance, the restriction on the $3.5 million cash as of June 29, 2003 was lifted and all our cash balances became unrestricted. We had no restricted cash as of December 31, 2003.

Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has applied Accounting Principles Board Opinion No. 25 in accounting for its stock option plans and has adopted the disclosure provisions of SFAS No. 123. In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25.” The Company has adopted the provisions of FIN 44, and such adoption did not materially impact the Company’s results of operations. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” The statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 148.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans and employee stock purchase plans, consistent with the methodology prescribed under SFAS No. 123, our pro forma net loss and pro forma net loss per share under SFAS No. 123 would have been:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss (in thousands)
As reported	$(1,031)	$(13,290)	$(16,293)	$(114,479)
Stock-based employee compensation expense included in the determination of net loss, as reported	1,010	370	1,440	1,450
Stock-based employee compensation expense determined using fair value method	(1,630)	(1,637)	(3,778)	(5,014)

Pro forma net loss	$(1,651)	$(14,557)	$(18,631)	$(118,043)
Basic and diluted net loss per share
As reported	$(0.03)	$(0.47)	$(0.52)	$(4.02)
Pro forma	$(0.05)	$(0.51)	$(0.59)	$(4.14)

2.	Inventories

      Inventories are summarized as follows (in thousands):

	December 31,	March 31,
	2003	2003

Purchased materials	$5,548	$2,459
Systems in process	6,385	11,340
Finished systems	5,014	8,347

	$16,947	$22,146

3.	Comprehensive Loss

      Comprehensive loss consists of net loss for the period and the change in accumulated foreign currency translation adjustments during the period. For the quarters ended December 31, 2003 and 2002, comprehensive loss amounted to approximately $0.8 million and $13.1 million, respectively. For the nine months ended December 31, 2003 and 2002, comprehensive loss amounted to approximately $15.7 million and $114.0 million, respectively.

4.	Deferred Revenues

      Revenues are derived from three primary sources: equipment sales, services sales and spare part sales. For equipment sales, revenues are recognized on a multiple element approach in which the sales transaction is bifurcated into two or more separate elements based on objective evidence of fair value of the individual elements. In most cases, there are two elements, which are the shipment of the tool and installation of the tool. Under this approach, the portion of the invoice price that is due upon shipment of the tool and title transfer is recognized when those events occur. The remaining portion of the total invoice price relating to installation is deferred until after installation services have been performed and final customer acceptance of the tool has

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

been obtained. Revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contracts. For spare parts, revenues are recognized upon shipment.

      Deferred revenues of $4.7 million related to a development agreement were recognized in the quarter ended December 31, 2003 upon the termination of the agreement. As of September 30, 2003, these revenues were classified as non-current deferred revenues. In addition, the company reversed approximately $0.4 million of previously accrued loss relating to the agreement, as well as accelerated the amortization of $1.5 million of related intangible assets.

5.	Net Loss Per Share

      Basic net loss per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events. Diluted net loss per share is based on the weighted average number of common shares outstanding and the potential dilution of securities, by including stock options in the weighted average number of common shares outstanding for a period, if dilutive.

      The following table summarizes securities outstanding (in thousands) as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

	December 31,

	2003	2002

Common stock held in escrow account	—	541
Stock options	5,649	4,928
Warrants	79	79

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

      For the three months ended December 31, 2003 and 2002, anti-dilutive stock options have a weighted average exercise price of $12.11 and $10.54, respectively. The warrants outstanding at December 31, 2003 that we excluded from the above calculation had a weighted average exercise price of $3.68.

      During the second quarter of fiscal 2004, we commenced and completed an employee stock option exchange program. The voluntary program allowed Therma-Wave employees, excluding officers and directors, to return to the Company existing options issued before July 1, 2002 with an exercise price greater than $2.00 per share and exchange them for new options that were granted on September 10, 2003. The number of new options granted in the employee stock option exchange program was equal to 75% of the number of options canceled in the exchange. The new option grants have a different vesting schedule from the original option grants and have an exercise price equal to $2.38, the fair market value on September 10, 2003. Of the 1,366,570 options eligible for exchange, 1,352,108 options, or 99%, were exchanged for 1,014,144 new options with an exercise price of $2.38. None of these replacement options vest before June 11, 2004.

6.	Recently Issued Accounting Statements

      In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning the second quarter of fiscal 2004. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on our financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 is effective immediately for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied effective in the annual period ending after December 15, 2003. We do not expect the adoption of this interpretation to have a material impact on our results of operations or financial position. However, changes in our business relationships with various entities could occur which may impact our financial statements under the requirements of FIN 46.

      In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in the first interim period beginning after June 15, 2003 with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” In the third fiscal quarter of 2004, we deferred the system revenues for two tools until we deliver custom capabilities related to the tools. We expect the adoption of EITF 00-21 may continue to impact the timing of revenue recognition by delaying revenue recognition into future quarters.

7.     Commitments and Contingencies

      Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space, minimum royalty payments under certain software license agreements, and cancellation fee commitments to vendors related to non-cancelable inventory purchase orders. We lease our facilities under non-cancelable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. We are required pursuant to the terms of facility leases to maintain two standby letters of credit totaling $3.6 million.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Future payments due under operating leases and other commitments as of December 31, 2003 (in thousands) are as follows:

			Minimum
	Operating	Purchase	Royalty	Cancellation
Fiscal Year	Leases	Commitments	Payments	Fees	Total

2004	$714	$5,980	$40	$200	$6,934
2005	2,576	1,717	40	350	4,683
2006	1,873	220	40	—	2,133
2007	536	—	—	—	536
2008	555	—	—	—	555
Thereafter	93	—	—	—	93

Total future minimum payments	$6,347	$7,917	$120	$550	$14,934

      In June 2003, we entered into a loan and security agreement with Silicon Valley Bank, or SVB. The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States, or EXIM, guaranteed revolving line of credit. The new bank credit facility allows us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50%. The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75%. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of December 31, 2003, we had $5.9 million in outstanding letters of credit under this agreement. The credit facilities mature on June 13, 2004. As of June 30, 2003, we violated certain compliance provisions of the agreement, which was amended in July 2003 to bring us into compliance. As of September 30, 2003, we violated certain compliance provisions of the agreement, which were waived by SVB in October 2003. As of December 31, 2003, we were in compliance with the covenants in the agreement.

Indemnification

      We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at December 31, 2003, nor have we incurred any losses under such indemnification during the periods covered in this report.

Legal Proceedings

      We settled a patent infringement suit with Boxer Cross, Inc. in July 2003. For details, see our quarterly report on Form 10-Q for the quarter ended September 28, 2003.

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

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

8.	Restructuring, Severance and Other Costs

      The following table summarizes the changes in restructuring, severance and other costs during the nine months ended December 31, 2003 (in thousands):

	Liability			Liability
	as of			as of
	March 31,			December 31,
	2003	Provision	Utilization	2003

Severance and workforce reduction	$558	$1,773	$(2,235)	$96
Consolidation of excess facilities	662	82	(402)	342
Other	134	118	(211)	41

	$1,354	$1,973	$(2,848)	$479

Severance and workforce reduction

      In April 2003 and October 2003, the Company reduced its workforce by approximately 45 and 22 employees, respectively, across all functional areas. Severance and related employee benefit costs related to the reductions in force amounted to $1.8 million, which have been paid or committed at the time of the employees’ separation. The Company anticipates that the accrued liability at December 31, 2003 of $96,000 will be paid out by the end of March 2004.

Consolidation of excess facilities

      The Company incurred a $0.7 million restructuring charge in fiscal 2003 for two excess facilities leased by Sensys in Santa Clara, California, which reflects the remaining lease obligations on vacated facilities that are non-cancelable, net of the income from subleasing these facilities. The income from subleasing one facility is estimated based upon current comparable rates for leases in the applicable market. If rental rates decrease in the market, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. For the other facility, we entered a sublease during the second fiscal quarter ended September 30, 2003 and increased the liability estimate by $82,000 to reflect the difference between the estimated sublease income and the actual sublease income. The Company anticipates that the accrued liability at December 31, 2003 of $0.3 million will be paid out by the end of March 2006.

Other

      Other costs relate to specific expenses incurred as a result of the reduction in force programs. The Company anticipates that the $41,000 accrued liabilities as of December 31, 2003 related to other costs of workforce reduction will be paid out by the end of March 2004.

9.     Warranty Accrual

      At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Changes in the warranty

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

accrual during the three and nine months ended December 31, 2003 are summarized (in thousands) as follows:

		Provision for	Settlement of
	Beginning	Warranty Issued	Pre-Existing	Ending
	Balance	During the Period	Warranties	Balance

Three Months Ended December 31, 2003	$1,310	$581	$(471)	$1,420

Nine Months Ended December 31, 2003	$983	$1,506	$(1,069)	$1,420

10.     Treasury Stock

      On August 1, 2002, the Company’s Board of Directors announced a stock repurchase program for the repurchase of up to 1 million shares of Therma-Wave’s common stock. As of December 31, 2003, the Company has repurchased 447,500 shares of common stock at an average price of $2.10 per share, of which 414,168 shares were reissued under our Employee Stock Purchase Plan, 30,675 shares were reissued to pay for consulting services and 2,657 shares were reissued upon exercise of stock options. The repurchase program is currently suspended but at any time and from time to time may be reactivated without prior notice.

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

      During the quarter ended December 31, 2003, due to the termination of a development agreement, we accelerated the amortization on $1.5 million of intangible assets related to the contract.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, all intangible asset values have been written off. Components of intangible assets are as follows (in thousands):

	December 31, 2003			March 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets, net
Developed technology	$314	$(314)	$—	$314	$(314)	$—
Development contract	2,415	(2,415)	—	2,415	(604)	1,811
Trade name	197	(197)	—	197	(197)	—

	$2,926	$(2,926)	$—	$2,926	$(1,115)	$1,811

      Amortization of intangible assets was $0.1 million and $0.3 million for the three and nine months ended December 31, 2003. As the net carrying amount of these intangible assets is zero, no amortization expenses will be recorded for these assets in future fiscal periods.

12.	Employee Stock Option Exchange

      During the second quarter of fiscal 2004, we commenced and completed an employee stock option exchange program. The voluntary program allowed Therma-Wave employees, excluding officers and directors, to return to the Company existing options issued before July 1, 2002 with an exercise price greater than $2.00 per share and exchange them for new options that were granted on September 10, 2003. The number of new options granted in the employee stock option exchange program was equal to 75% of the number of options canceled in the exchange. The new option grants have a different vesting schedule from the original option grants and have an exercise price equal to $2.38, the fair market value on September 10, 2003. Of the 1,366,570 options eligible for exchange, 1,352,108 options, or 99%, were exchanged for 1,014,144 new options with an exercise price of $2.38. None of these replacement options vest before June 11, 2004.

      As a result of the modification to the exercise price of the stock option, the replacement options are accounted for as variable from the date of modification until the option is either exercised, canceled or expired. As of December 31, 2003, the company has recorded approximately $1.4 million in deferred compensation expense. This charge reflects the new options eligible for exchange which were outstanding since September 10, 2003 and reflects options issued to eligible participants within the six months prior to or following September 10, 2003. Due to variable accounting, expense is being recorded for the vesting of these options over time based on increases in the stock price over and above the exercise price of the new options. In future quarters, the expense could increase as more shares become vested and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the net expense previously reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Reform Act of 1995, which are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The words “believe,” “expect,” “anticipate,” “intend” and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Statements relating to our ability to manage our costs and reduce operating expenses, sustain our operations and cash position, continue the successful development and introduction of new products and improvement of current products, and trends in our financial performance are all based on

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

current expectations. Such statements are subject to risks, uncertainties, and changes in conditions, particularly those related to industry performance in the current severe industry and economic downturn, political unrest, disease epidemics, foreign currency exchange rates, activities and potential successes of competitors and competing products and other risks, some of which are detailed in documents filed with the Securities and Exchange Commission, including specifically Exhibit 99.1 to our annual report on Form 10-K for the year ended March 31, 2003 and subsequent registration statements on Form S-1. See also the discussion of forward-looking statements related to market risk in the first paragraph of Item 3 below. We undertake no obligation to update the information in this quarterly report on Form 10-Q.

SEC Reports

      Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, and all amendments to these reports filed with the U.S. Securities and Exchange Commission, are available for review free of charge on the SEC’s website through a link on our website at www.thermawave.com as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Overview

      Since 1982, Therma-Wave, Inc. has been revolutionizing process control metrology systems through innovative proprietary products and technologies. We are a worldwide leader in the development, manufacture, marketing and service of process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high overall manufacturing yield, reduce the size of the circuit features imprinted on the semiconductor to improve the performance of the semiconductor device and increase their equipment productivity. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe CD and RT/CD®, Integra® integrated metrology products, use proprietary and patented technology to produce precise, non-contact, non-destructive measurement for each and every basic building block, or process module, in the manufacture of integrated circuits, or ICs.

Market Opportunity

      During the course of implementing several complex process steps in semiconductor manufacturing, it has grown increasingly necessary to monitor the failure rate of semiconductor devices as well as the quality of the underlying process steps, particularly as line widths shrink, metal levels increase and new materials are introduced into the process. Generally speaking, the manufacturing process is monitored and diagnosed using two methodologies:

•	measuring specific results to determine whether process steps are performing according to specifications; and

•	determining the locations of yield limiting defects on the wafer.

      This second practice is often followed by an automated review of the defects and, in certain cases, further analysis. This can be distinguished as a third category of defect review and analysis. Process control is a highly segmented market consisting of optical metrology, critical dimension scanning electron microscopy, or CD-SEM, thin film measurement, patterned wafer inspection, defect review and classification, unpatterned wafer inspection, and other process control tools. Therma-Wave’s ion implant and thin film measurement products, including related service and parts revenue, comprise the majority of our revenues today. These mature product lines, however, have allowed us to expand into segments of metrology, potentially doubling our total available market.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Products

      Our products are used to produce precise, non-contact, nondestructive measurement for each basic process module in the manufacture of integrated circuits, including ion implant, dielectric film deposition and etching, conductor film deposition and etching, chemical mechanical planarization and wafer patterning.

Core Products Today: Thin Films – Ion Implant Metrology

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

      Opti-Probe: Opti-Probe systems significantly improve upon existing thin-film metrology systems by successfully integrating up to five distinct film measurement technologies, three of which are patented by us. By combining the measured data from these multiple technologies and correlating it by using proprietary software, Opti-Probe systems provide increased measurement capability leading to higher yields, less misprocessing, less rework, faster production ramp-up and increased productivity on both test and product wafers. These are Therma-Wave’s patented techniques for combining optical measurement technologies and correlating the results.

Addressing New Market: Lithography Metrology

      Opti-Probe RT/CD and Integra are two additional recently introduced product families.

      Opti-Probe RT/CD: Opti-Probe RT/CD is the first optical CD scatterometry system that combines high-information content spectroscopic ellipsometry, or SE, optical measurement with ultrafast calculation, or real-time regression, to analyze and display results without the use of off-line modeling and solution libraries. Fullfeatured, complex CD profiles can be calculated in seconds with precision and repeatability and, we believe, with more structural information than its competitors on sidewall profile and shape.

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

Critical Accounting Policies and Estimates

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies has a significant impact on the results we report in our financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, revenue recognition, intangible assets, income taxes and warranty accruals. Management bases its estimates and

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      Freight terms of all standard product sales are Ex-works or FOB shipping point unless otherwise negotiated and agreed to in written form between our customers and us. Shipments typically are made in compliance with shipment requirements specified in our customer’s purchase order.

      Revenues on new products are recognized upon the customer’s final acceptance. Where the customer has the right to return the product, the revenues are not recognized until all of the following conditions have been evidenced after the customer’s purchase order has been fulfilled: the right of return has expired and any potential returns would require authorization by our company under warranty provisions; the price of the sale is fixed or determinable; the payment terms are fixed and enforceable and collectibility is reasonably assured.

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

      Valuation of Long-Lived and Intangible Assets and Goodwill. We have fully adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” and

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review of such assets include the following:

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

      During the quarter ended September 30, 2002, due to operating losses, the absence of positive cash flows, significant declines in our common stock price and uncertainties resulting from the industry downturn, we assessed the recoverability of the intangible assets related to the Sensys acquisition subject to amortization in accordance with SFAS No. 144 and tested goodwill related to the Sensys acquisition for impairment in accordance with SFAS No. 142. Based upon our projection of significantly reduced future cash flows related to Sensys products, we recognized an impairment expense of $0.6 million for developed technology, $0.2 million for development contract and $0.4 million for trade name intangible assets in the quarter ended December 31, 2002. In addition, during the quarter ended March 31, 2003, we recognized an additional impairment charge of $0.4 million related to trade name intangible assets. The impairment test under SFAS No. 142 was based on a two-step process involving: 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill assets by $65.9 million in the quarter ended September 30, 2002.

      During the quarter ended December 31, 2003, due to the termination of a development agreement, we accelerated the amortization on $1.5 million of intangible assets related to the contract.

      Income Taxes. We account for income taxes using the asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we cannot conclude, based on available objective evidence, that it is more likely than not we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At December 31, 2003, we provided a full valuation allowance for net operating loss carry-forwards for federal and state income tax purposes of approximately $75.5 million and $13.6 million, respectively, as we cannot conclude that it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of these assets.

      Warranty. We provide warranty coverage for a predetermined amount of time, on systems and parts for material and labor to repair and maintain the equipment. We record the estimated cost of systems and parts warranty upon recognition of revenues, based on the average historical warranty expense for a specific tool.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Should actual costs or material usage differ from our estimates, revisions to the estimated warranty liability may be required.

Results of Operations

      The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and nine months ended December 31, 2003 and 2002 were derived from our unaudited consolidated financial statements which, in the opinion of management, reflect all adjustments necessary for the fair presentation of the financial condition and results of operations for such periods.

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net revenues
Product	78.4%	46.7%	69.8%	55.9%
Service and parts	21.6	53.3	30.2	44.1

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues	49.9	99.8	59.9	110.9

Gross profit (loss)	50.1	0.2	40.1	(10.9)

Operating expenses:
Research and development	22.6	67.1	31.9	63.6
Selling, general and administrative	26.8	59.5	36.5	52.2
Impairment of goodwill and other intangible assets	0.0	0.0	0.0	185.3
Severance charge	1.9	0.3	4.3	3.3
Stock-based compensation	4.0	3.5	2.6	3.9

Total operating expenses	55.3	130.4	75.3	308.3

Operating income (loss)	(5.2)	(130.2)	(35.2)	(319.2)

Other income (expense)
Interest expense	(0.2)	(0.5)	(0.1)	(0.4)
Interest income	0.2	1.1	0.2	2.4
Other, net	0.0	(0.1)	(0.4)	0.5

Total other income	0.0	0.5	(0.3)	2.5

Net loss	(5.2)%	(129.7)%	(35.5)%	(316.7)%

      Net Revenues. Net revenues for the fiscal quarter ended December 31, 2003 were $19.9 million. Compared to the prior quarter, net revenues increased $5.8 million, or 41.2%, from $14.1 million. Net revenues increased $9.6 million, or 93.8%, from $10.2 million in the same fiscal quarter of the prior year. For the nine months ended December 31, 2003, net revenues were $45.8 million, an increase of $9.7 million, or 26.8%, from $36.1 million in the comparable period of the prior year. Of these increases, $4.7 million reflects the recognition of revenues in the quarter and nine months ended December 31, 2003 due to the termination of a development agreement. Excluding the revenues related to the development agreement, net revenues increased $1.1 million, or 7.7% over the previous quarter, increased $4.9 million, or 47.8% over the same quarter of the prior fiscal year, and increased $5.0 million, or 13.8% over the nine months ended December 31,

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

2002. The termination of the development agreement contributed $3.7 million of gross profit in the fiscal third quarter of 2004.

      Our primary business is the design, manufacture and sale of our Therma-Probe, Opti-Probe, Opti-Probe Critical Dimension and integrated product metrology systems. We also sell replacement and spare parts and service support for these products, including associated labor, which is often sold in service contracts for one or more years duration. Gross margins for our systems sales are typically much higher than gross margins on replacement and spare parts and service support. This creates a mix factor that impacts overall average gross margins, which generally are higher when the percentage of systems sales is higher.

      International sales accounted for approximately 77% and 71% of our total net revenues for the three months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003 and 2002, respectively, international sales accounted for approximately 68% and 72% of our total net revenues. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. A substantial portion of our international sales is denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Taiwan, Japan, China, Korea, and Europe, such conditions could negatively impact our international sales in future periods.

      Gross Profit (Loss). Gross profit for the third quarter of fiscal 2004 was $10.0 million, an increase of $4.4 million, or 78.9%, from a gross profit of $5.6 million in the previous fiscal quarter. Compared to the same quarter of fiscal 2003, gross profit increased $9.9 million. As a percentage of net revenues, gross margin for the current quarter was 50.1%, compared to 39.6% for the last fiscal quarter and 0.2% for the same quarter of last fiscal year. For the nine months ended December 31, 2003, gross profit was $18.4 million, an increase of $22.3 million, from $(3.9) million in the comparable period of the prior year. As a percentage of net revenues, gross margin for the current nine months was 40.1%, compared to (10.9)% in the comparable period of the prior year.

      The rise of gross profit was primarily attributable to a combination of higher production and sales volumes, the sale of materials previously reserved, the termination of a development agreement and cost reductions. During the third quarter of fiscal 2004, the release of inventory previously reserved totaled $2.5 million, however, this was offset by $0.6 million of additional provisions for obsolete and excess inventory. We also disposed of $0.9 million of obsolete materials previously reserved. The third quarter of fiscal 2004 gross margins also benefited from the reversal of $0.6 million of Value Added Tax, or VAT, that was originally accrued during the fourth quarter of fiscal 2003, due to an assessment of tax following a VAT audit by the Korean government. A subsequent appeal of the assessment resulted in the reversal of the assessment during the third quarter of fiscal 2004. We expect our gross margins for the fiscal fourth quarter 2004 to be in the low 40 percent range.

      Deferred revenues of $4.7 million related to a development agreement were recognized in the quarter ended December 31, 2003 upon the termination of the agreement. As of September 30, 2003, these revenues were classified as non-current deferred revenues. In addition, we reversed approximately $0.4 million of previously accrued loss relating to the agreement, as well as accelerated the amortization of $1.5 million of related intangible assets. The termination of the development agreement contributed $3.7 million of gross profit in the fiscal third quarter of 2004.

      Research and Development, or R&D, Expenses. R&D expenses for the third quarter of fiscal 2004 were $4.5 million, a decrease of 13.2% from $5.2 million in the prior quarter and a decrease of 34.6% from $6.9 million in the same quarter of last fiscal year. For the nine months ended December 31, 2003, R&D expenses were $14.6 million, a decrease of $8.4 million, or 36.3%, from $23.0 million in the comparable period

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

of the prior fiscal year. The decrease of R&D expenses was primarily due to reduction in force programs in R&D functions in September 2002 and February, April and October 2003. We expect our overall R&D expenditure will increase by $0.4 to $0.5 million in the fiscal fourth quarter of 2004 due to higher project costs. However, we are reallocating our R&D resources to the programs that can sustain our technological leadership, which we expect will strengthen our market position in the next economic upturn.

      Selling, General and Administrative, or SG&A, Expenses. SG&A expenses for the third quarter of fiscal 2004 were $5.3 million, a decrease of 9.2% from SG&A expenses of $5.9 million in the prior fiscal quarter. Compared to the third quarter of last fiscal year, SG&A expenses decreased by 12.8% from $6.1 million. For the nine months ended December 31, 2003, SG&A expenses were $16.7 million, a decrease of $2.2 million, or 11.5%, from $18.9 million in the comparable period of the prior fiscal year. These decreases in SG&A expenses were primarily due to reduction in force programs in SG&A functions in September 2002 and February, April and October 2003. However, we expect to increase SG&A expenses in future quarters to support expected revenue growth. In the fiscal fourth quarter of 2004 we anticipate an increase in SG&A expenses of $0.5 to $0.6 million primarily due to expenses, including sales commissions, related to generating and sustaining orders and revenue growth, and due to spending on Sarbanes-Oxley Act compliance activities such as internal control reports.

      Restructuring, Severance and Other. Restructuring, severance and other expenses for the third quarter of fiscal 2004 were $0.4 million. This charge consisted of severance and other expenses related to a reduction in force in the third quarter of fiscal 2004. Compared to the second quarter of fiscal 2004, restructuring, severance and other expenses increased by $0.3 million from $108,000. Compared to the third quarter of last fiscal year, restructuring, severance and other expenses increased by $0.3 million from $35,000. For the nine months ended December 31, 2003, restructuring, severance and other expenses were $2.0 million, an increase of $0.8 million, or 64.4%, from $1.2 million in the comparable period of the prior year. We do not anticipate additional severance expenses in the fourth quarter of fiscal 2004.

      Stock-Based Compensation. As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expenses related to the Sensys acquisition were $0.1 million, $0.2 million, and $0.4 million for the quarters ended December 31, 2003, September 30, 2003 and December 31, 2002, respectively, a portion of which was included in cost of revenues. The decrease of stock-based compensation expense in fiscal 2004 was primarily due to programs of reduction in force of Sensys employees during fiscal 2003 and the first three quarters of fiscal 2004, and partly due to the accelerated amortization schedule that causes amortization in the later years to be lower than that in the earlier years.

      As a result of the completion of the employee stock option exchange program effective September 10, 2003, we recorded approximately $0.9 million of stock-based compensation in the fiscal third quarter of 2004 and $60,000 of stock-based compensation in the fiscal second quarter of 2004. This charge reflects the new options eligible for exchange on September 10, 2003 and reflects options issued to eligible participants within the six months prior to and following September 10, 2003. Due to variable accounting, expense is being recorded for the vesting of these options over time based on increases in the stock price over and above the exercise price of the new options. In future quarters, the expense could increase as more shares become vested and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the net expense previously reported.

      Other Income (Expense). Other expense, net, for the third quarter of fiscal 2004 was $4,000, compared to other income, net, of $54,000 in the prior fiscal quarter, and other income, net, of $57,000 in the same quarter of the prior fiscal year. For the nine months ended December 31, 2003, other expense, net, was $145,000, a decrease of $1.0 million, from other income of $0.9 million in the comparable period of the prior year. We derive other income primarily from the investment of our cash on hand. The decrease in other

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

income from the same quarter of the prior year was attributable to lower average interest rates as well as lower average investment balances. Other expense for the nine months ended December 31, 2003 includes a loss on the sale of an investment in the first quarter of fiscal 2004 in the amount of $0.1 million. Other income for the nine months ended December 31, 2002 includes an interest refund from the Internal Revenue Service in the amount of $0.3 million.

      Net Loss. The combination of all the factors discussed above contributed to a net loss of $1.0 million for the third quarter of fiscal 2004, compared with a net loss of $5.7 million in the prior fiscal quarter and net loss of $13.3 million in the same quarter of last fiscal year. The net loss for the third quarter of fiscal 2004 includes a net gain on the termination of a development agreement of $3.7 million. Excluding the gain recognized on the termination of the development agreement, we expect that with our cost reduction programs in place and an expected revenue increase, we will continue to reduce our net loss in the upcoming quarters. We expect the fiscal fourth quarter 2004 net loss to be within a range of negative $0.07 to $0.12 per basic and diluted share.

Liquidity and Capital Resources

      We have incurred substantial losses and experienced negative cash flow since fiscal 2000, and had an accumulated deficit of $282.9 million at March 31, 2003. As a result of these circumstances, our independent auditors’ report for our last fiscal year, included in our Form 10-K filed on June 30, 2003, included an explanatory paragraph that indicated that there was substantial doubt about our ability to continue as a going concern.

      Subsequent to the filing of the March 31, 2003 consolidated financial statements in our Form 10-K, in September 2003, we raised approximately $11.8 million in net proceeds from a private placement. As a result of this, our independent auditors determined that the explanatory paragraph relating to our ability to continue as a going concern included in the earlier filing was no longer required. Our accumulated deficit was $299.2 million as of December 31, 2003.

      To conserve cash, we have implemented cost cutting measures, and in September 2002, implemented a restructuring program, with further reductions in workforce in the nine months ended December 31, 2003 during April and October. In addition, in June 2003, we entered into a credit agreement with a financial institution that provides for a credit facility of up to $15.0 million, subject to certain restrictions in the borrowing base based on eligibility of receivables and inventory. Also, in September 2003, we sold 5.8 million shares of common stock in a private placement which yielded us approximately $11.8 million in net proceeds.

      If liquidity problems should arise, we will take additional measures to reduce operating expenses such as reducing headcount or canceling research and development projects. However, we may need to raise additional funds to finance our activities next fiscal year and beyond through public or private equity or debt financings, the formation of strategic partnerships or alliances with other companies or through bank borrowings with existing or new banks. We may not be able to obtain additional funds on terms that would be favorable to us, or at all.

      We believe, based on our ability to implement the aforementioned measures, and with the combination of existing cash resources including the funds raised in September 2003, together with our lines of credit, that we will have liquidity sufficient to meet our operating, working capital and financing needs for at least the next twelve months.

      Our principal sources of funds are anticipated to be cash on hand ($22.5 million as of December 31, 2003), cash flows from operating activities and, if available and necessary, borrowings under our bank credit facility. Our cash and short-term investments decreased by $45.4 million during fiscal year 2003. We have implemented various cost reduction programs during and subsequent to the end of fiscal year 2003 to bring operating expenses in line with revenue projections. We believe that with these cost reduction programs in

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

place, we have reduced operating expenses significantly enough so that we have adequate liquidity and capital resources to meet our current and future financial obligations for at least the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available if required or, if available, will be on terms satisfactory to us.

      Our principal liquidity requirements are for working capital. Over the last three fiscal years, we have funded our operating activities principally from funds generated from operations and net proceeds from our initial public offering.

      Cash flows used in operating activities were $4.4 million and $30.8 million for the first nine months of fiscal 2004 and 2003, respectively. The decrease in cash flows used in operating activities from fiscal year 2003 to 2004 was mainly due to a lower net loss, the use of inventory on hand, and an overall reduction in accrued and other liabilities in the first nine months of fiscal year 2004.

      Cash flows provided by investing activities were $0.7 and $5.8 million for the first nine months of fiscal 2004 and 2003, respectively. The reduction in cash flows provided by investing activities was primarily due to a decrease in sales of short-term investments, the lifting of restrictions on cash, a decrease in capital expenditures and proceeds from the sale of an investment in the first fiscal quarter of 2004.

      Cash flows provided by financing activities were $12.0 million and $0.1 million for the first nine months of fiscal 2004 and 2003, respectively. The increase in cash provided by financing activities in the first nine months of fiscal 2004 was primarily due to the completion of the sale of 5.8 million shares of our common stock in a private placement in September 2003, which increased cash by approximately $11.8 million net of expenses related to the transaction.

      Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space, minimum royalty payments under certain software license agreements, and cancellation fee commitments to vendors related to non-cancelable inventory purchase orders. Future payments due under these obligations as of December 31, 2003 (in thousands) are as follows:

			Minimum
	Operating	Purchase	Royalty	Cancellation
Fiscal Year	Leases	Commitments	Payments	Fees	Total

2004	$714	$5,980	$40	$200	$6,934
2005	2,576	1,717	40	350	4,683
2006	1,873	220	40	—	2,133
2007	536	—	—	—	536
2008	555	—	—	—	555
Thereafter	93	—	—	—	93

Total future minimum payments	$6,347	$7,917	$120	$550	$14,934

      We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at December 31, 2003.

      In June 2003, we entered into a loan and security agreement with Silicon Valley Bank, or SVB. The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

credit, and a $10.0 million Export-Import Bank of the United States, or EXIM, guaranteed revolving line of credit. The new bank credit facility allows us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50%. The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75%. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of December 31, 2003, we had $5.9 million in outstanding letters of credit under this agreement. The credit facilities mature on June 13, 2004. As of June 30, 2003, we violated certain compliance provisions of the agreement, which was amended in July 2003 to bring us into compliance. As of September 30, 2003, we violated certain compliance provisions of the agreement, which were waived by SVB in October 2003. As of December 31, 2003, we were in compliance with the covenants in the agreement.

Inflation

      The impact of inflation on our business was not material for the fiscal quarter ended December 31, 2003.

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

Interest Rate Risk

      As of December 31, 2003, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short term duration of such an investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of such a portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

      As a result, we have implemented or are in the process of implementing the following changes or additions to our internal controls and procedures, among others:

•	We have established procedures for the timely reconciliation of all accounts and management review of account reconciliations;

•	We have changed our internal reporting structure to require branch accounting personnel to report directly to our finance department in the United States;

•	We are in the process of establishing audit and review procedures for each foreign branch consistent with each branch’s exposure, including, as appropriate, outside auditors;

•	We require managers of foreign operations to attest in writing that final acceptance documents for any given period are valid acceptances that justify revenue recognition and that will result in customer payment;

•	We require corporate financial management personnel to investigate transactions where revenue has been recognized but the customer has not paid according to terms;

•	We are in the process of re-training employees and developing an ongoing training program with particular focus on company policies and procedures related to revenue recognition, expense reimbursements and bank account reconciliations;

•	We are establishing yearly or twice-yearly (for larger branches) reviews with both internal and external accounting personnel and local management, to be coordinated with quarterly business reviews; and

•	We have established controls to closely monitor the credit status of certain customers, with emphasis on distributors.

      Also, in connection with PricewaterhouseCoopers LLP’s audit for the year ended March 31, 2003, PricewaterhouseCoopers identified a material weakness in our processes relating to account analysis and reconciliations, including lack of timely management review. As a result, management has hired additional, more experienced, accounting staff to provide more attention to account reconciliations. We performed additional reconciliation procedures, which were designed to ensure that these internal control deficiencies did not lead to material misstatements in our consolidated financial statements. We have also performed these additional reconciliations when preparing the financial statements in this quarterly report.

      Based on the investigation by our audit committee and additional procedures performed by our management, our Chief Executive Officer and Chief Financial Officer have concluded that, except as noted above, and subject to the inherent limitations in all control systems, Therma-Wave’s current disclosure controls and procedures are sufficient to timely alert them to material information relating to the company that is required to be included in our periodic Securities and Exchange Committee filings, and that our internal controls are sufficient to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

      We are assigning high priority to the short-term and long-term correction of our internal control deficiencies. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

going basis and will take further action as appropriate. Other than implementing the improvements discussed above, there have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

      We settled a patent infringement suit with Boxer Cross, Inc. in July 2003. For details, see our quarterly report on Form 10-Q for the quarter ended September 28, 2003.

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

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are included herein:

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors (incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-K for the period ended March 31, 2003 (File No. 000-26911)).

      (b) Reports on Form 8-K

(1)	Current Report on Form 8-K on Item 12 filed on October 23, 2003 announcing the filing of the earnings release for the fiscal quarter ended September 28, 2003.

(2)	Current Report on Form 8-K on Item 5 and Item 7 filed on December 22, 2003 announcing amended audit report of PricewaterhouseCoopers LLP for the year ended March 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.
(Registrant)

/s/ L. RAY CHRISTIE

L. Ray Christie
Chief Financial Officer
(as Registrant and as Principal Accounting Officer)

February 11, 2004

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors (incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-K for the period ended March 31, 2003 (File No. 000-26911)).