Form 10-K
period 2004-03-28
THERMA WAVE INC
filed 2004-06-14
CIK 828119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-26911

Therma-Wave, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3000561 (I.R.S. Employer Identification Number)

1250 Reliance Way Fremont, California (Address of Principal Executive Offices)	94539 (Zip Code)

(510) 668-2200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the common equity held by non-affiliates of the registrant, based upon the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter (September 28, 2003) as reported by the Nasdaq National Market, was approximately $122 million.

      As of June 1, 2004, the registrant had 35,652,190 shares of common stock outstanding.

      Portions of the Proxy Statement for the 2004 annual stockholders meeting are incorporated by reference into Part III.

THERMA-WAVE, INC.

Form 10-K

PART I

Item 1.	Business

      This annual report on Form 10-K contains forward-looking statements, including, without limitation, statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words “believe,” “expect,” “anticipate,” “intend” and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under Exhibit 99.1, “Risk Factors,” and elsewhere in this annual report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy, an inability to raise additional funds if necessary, an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, an inability to develop or introduce new products as planned, or the acceptance of those products by our customers and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur.

Overview

      Therma-Wave develops, manufactures, markets and services process control metrology systems used in the manufacture of semiconductors and controls significant market share in the metrology industry. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high overall manufacturing yield, reduce the size of the circuit features imprinted on the semiconductor to improve the performance of the semiconductor device and increase their equipment productivity. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe CD™ and RT/CD®, Integra® integrated metrology products, use proprietary and patented technology to provide precise, non-contact, non-destructive measurements for the basic building blocks, or process modules, in the manufacture of integrated circuits, or ICs:

•	Ion Implantation — implanting ions, usually boron, phosphorus or arsenic, into selected areas of the silicon wafer to alter its electrical properties. Ion implantation may be performed typically ten to 24 times in the manufacture of ICs. For example, ion implantation creates the positively- and negatively-doped regions used to create each of the millions of transistors on each integrated circuit. It also is used to adjust the voltage (threshold voltage) at which the transistors will “turn on”. Our Therma-Probe product is used as a standard metrology tool for these ion implantation processes.

•	Dielectric Film Deposition and Etching — depositing and selectively removing layers of dielectric films on the silicon wafer in order to provide electrical insulation for each layer of the semiconductor IC. Film deposition is typically done by Chemical Vapor Deposition, or CVD, and film removal is typically done by plasma etching. Our Opti-Probe is used as a standard, in-line metrology tool for film thickness in these processes. Our Opti-Probe CD and RT/CD, or Real-Time Critical Dimensions, and Integra integrated metrology products, are newly introduced products which provide rapid, non-destructive wafer-state information for control of the critical dimensions, or CDs, of the etch processes.

•	Conductor Film Deposition and Etching — depositing and selectively removing layers of metal, polysilicon, and metal barrier films used to interconnect the transistors within a semiconductor device. Film deposition is typically done by Ppysical vapor deposition, or PVD, electrochemical deposition, or ECD, or by CVD. Film removal is typically done by plasma etching or chemical mechanical planarization. Our Opti-Probe is used as a standard metrology tool for the non-opaque conductor films.

Our Opti-Probe CD and RT/CD, and Integra integrated metrology products provide rapid, non-destructive wafer-state information for control of the CDs of the etch processes.

•	Chemical Mechanical Planarization, or CMP — “leveling” the top surface of the wafer after each layer of device features is added. The leveling is done by mechanical polishing in a chemical solution, and is required to maintain flatness of the wafer throughout the sequence of hundreds of process steps. Our Opti-Probe is used as a standard, in-line metrology tool for film thickness in these processes.

•	Wafer Patterning — using photolithographic techniques to create the fine (sub-micron) structures that define the integrated circuit. The wafer patterning is typically done by “stepper” exposure systems and the photoresist developing and removal is done by coater/developer “track” systems and “asher/strip” systems. Our Opti-Probe is used as a standard, in-line metrology tool for film thickness and reflectivity in these processes. Our Opti-Probe CD and RT/ CD, and Integra integrated metrology products provide rapid, non-destructive wafer-state information for control of the CDs of the wafer patterning process.

      Industry Background

      The demand for semiconductors has increased as the use of semiconductors has expanded beyond personal computers and computer systems to a wide array of additional applications, including telecommunication and data communication systems, automotive systems, consumer electronics, medical products and household appliances. Additionally, the Internet has stimulated the need for more high performance semiconductor devices. As a result, semiconductors have become more complex, requiring:

•	successive decreases in feature line width, for example, from 150 nanometers, or nm to 130 nm, from 130 nm to 110 nm, and from 110 nm to 90 nm;

•	as many as 500 process steps; and

•	an increase in the number of metal or “interconnect” layers.

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

      Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to reduce costs and improve device performance. Historically, semiconductor manufacturers have achieved annual reductions in cost per chip function through productivity improvements including reduced feature size, increased wafer size and increased equipment productivity. Although increasing wafer size and yield (percentage of “good” ICs per wafer) will continue to be sources of productivity gains by semiconductor manufacturers, increasingly, we believe, gains will come from reduced feature size and non-yield-derived manufacturing productivity enhancements. This important last category includes increased equipment uptime, reduced manufacturing space requirements, reduced use of wafers for testing purposes and lower tool maintenance costs.

Therma-Wave Metrology Solutions

      Our family of metrology products currently consists of the following product lines:

Therma-Probe and Opti-Probe systems — two well-established, major product families of in-line process control metrology equipment.

      The Therma-Probe product family was introduced in 1985 as our initial product line, and the Opti-Probe product family was introduced in 1992. Both product families feature proprietary and patented measurement technologies and offer robotic wafer handling, advanced vision processing, sophisticated but user-friendly software and high throughput and reliability. The modular design of the hardware and software enables continuous product enhancement as new advances are made.

Opti-Probe RT/CD and Integra — two additional recently-introduced product families.

      Opti-Probe CD and RT/ CD (Real-Time Critical Dimension): The Opti-Probe CD is a spectroscopic ellipsometer-based system that provides nondestructive Critical Dimension metrology for the smallest features of the next generations of ICs. This product employs our new RT/CD analysis software that provides real-time CD and profile results, and solutions based on a previously generated and stored library. During this fiscal year, we continued our expansion from being a hardware system supplier to a more complete CD system supplier (Opti-Probe CD plus RT/CD analysis software).

      Integra integrated metrology products: Integrated Metrology, or IM, is based on compact metrology “modules” which are installed and function inside an IC process system such as an etcher or coater/developer track system to provide metrology on each wafer before it exits the process tool. Originating as a means to further boost IC fab productivity, we believe IM is a growing trend in the semiconductor industry and that our Integra IM product offering is one of the most diverse in the semiconductor metrology industry.

      These products represent a substantial expansion of our fab productivity enhancement offerings to the semiconductor industry, and represent a growth in our addressed market by over 100%.

      For the years ended March 31, 2004, 2003 and 2002, revenues from the Opti-Probe product family accounted for approximately 44%, 41% and 62%, respectively, of our total net revenues. Revenues from the Therma-Probe product family accounted for approximately 8%, 11% and 13%, respectively, of our total net revenues in fiscal 2004, 2003 and 2002.

Therma-Probe Ion Implant Monitoring Products

Ion Implant Metrology

      A key process step in the fabrication of semiconductor devices is the implantation of ions of boron, phosphorous, arsenic, antimony, and indium into selective areas of the silicon wafer to alter its electrical properties. Control of the accuracy and uniformity of the ion implant dose is critical to device performance and yield. Ion implantation is generally performed several (typically ten to 24) times during the early phases of the fabrication cycle. As a result, there is typically a time lag of several weeks between these implant steps and the first electrical measurements that indicate whether the ion implantation process was properly executed. Failure to identify improper ion implantation can be extremely costly to a semiconductor manufacturer if the wafer production is permitted to continue in error. To test on a more timely basis whether the ion implantation was properly executed, semiconductor manufacturers historically used a four-point probe, which required physical contact between the probe and the silicon wafer surface. Because the physical contact with the wafer surface produces silicon particles (defects), which can kill IC yield, the four-point probe method can only be used on monitor wafers (non-production blank wafers that have no IC devices on them). In contrast to that method, Therma-Probe’s ability to measure nondestructively on actual production IC wafers decreases manufacturing costs by reducing the need for test wafers. In addition, Therma-Probe systems detect implant processing problems that only affect the product wafers and which are not revealed by utilizing test wafer monitoring alone.

Ultra-Shallow Junction Metrology

      As semiconductor devices decrease in size, demands for the formation of Ultra-Shallow-Junctions, or USJs, for source/drain formation are increasing. One of the main challenges in the scaling of complementary metal oxide semiconductor, or CMOS, devices is the formation, control and monitoring of these USJs. The Therma-Probe system performs nondestructive evaluation of USJs for junction depth and junction abruptness simultaneously. These measurements are enabled by our proprietary USJ software. This Therma-Probe capability allows engineers to monitor and contol the formation of USJs in CMOS device fabrication.

Therma-Probe Product Family

      The Therma-Probe systems employ proprietary thermal wave technology that uses highly focused but low power laser beams to generate and detect thermal and plasma wave signals in the silicon wafer. Proprietary software correlates the signals to the ion implant dose. Unlike previous ion implant metrology systems, the Therma-Probe systems utilize a non-contact, non-damaging technology and thus can be used to monitor product wafers immediately after the ion implantation process. These features have been integrated into an easy-to-use and reliable package with automated wafer handling and statistical data processing.

      In 2003, we introduced the Therma-Probe XP Series for 200 and 300 mm ion implantation metrology applications. With the introduction of the XP-Series, the dose detectability and long term stability of the original Therma-Probe products have been further improved to provide more robust and repeatable measurement capability for the 90-nm technology node and beyond.

Therma-Probe Benefits

      We believe that our Therma-Probe systems offer the following technological advantages and benefits:

•	Proprietary Technology. To provide non-contact, non-contaminating ion implant measurements on product wafers, Therma-Probe systems employ proprietary thermal wave technology, which uses highly focused but low power laser beams to generate and detect thermal wave signals in the silicon wafer that can be correlated to the ion implant dose. The thermal wave technology used to measure these signals is an extensively patented technology owned by our company.

•	Ease of Use and Reliability. The Therma-Probe systems are configured specifically for use by semiconductor device manufacturers and feature automated wafer handling, automated data collection, statistical data processing and data management for 200 and 300 mm wafer applications.

•	Continuous Improvement. We continue to develop, manufacture and market new and improved Therma-Probe systems to enhance system capability and to lower the cost of ownership to the customer. For example, the most recent generation TP-630XP Series possesses state-of-the-art ion implant measurement technology with enhanced dose detectability, long-term stability, and USJ capabilities for wafer sizes up to 300 millimeters.

      The following table summarizes the Therma-Probe product history:

	Year
System	Introduced	Description of Innovation/Advancement

TP-200	1985	Introduced first non-destructive process control metrology system to measure ion implantation.
TP-300	1987	Added cassette-to-cassette wafer handling and automation software.
TP-400	1992	Improved repeatability of the ion implantation dose measurement and added second wafer cassette station for improved tool calibration.
TP-500	1996	Improved product reliability by employing the modernized and field-proven platform of the Therma-Wave Opti-Probe 2600 and added pattern recognition and improved wafer throughput.
TP-630	1998	Expanded wafer measurement capability to handle 300-mm wafers.
TP-500	2000	Initiated application research for ultra-shallow junction depth metrology.
TP-630	2001	Integrated new 300 mm Automation SEMI Standards (E87, E90, E40, E94).
TP-630XP	2003	Increased repeatability of ion implantation dose measurement and released the application for ultra-shallow junction depth metrology.

Opti-Probe Thin-Film Metrology Systems

      The majority of the 200 to 500 process steps required to fabricate semiconductors on a silicon wafer involve the deposition and selective removal of a variety of insulating and conducting thin films. Thin-film metrology systems measure the thickness and material properties of these thin films and, because they are used to measure a large number of process steps, they are one of the most important and pervasive metrology systems utilized at semiconductor fabrication facilities. The most widely used technologies to measure the thickness and properties of thin films have historically been reflection spectrometry and ellipsometry. Reflection spectrometers obtain an optical spectrum as a function of wavelength for light reflected from the surface of a wafer. This spectrum is then analyzed with appropriate physics-based algorithms to obtain film thickness and, in some cases, other properties of the film. In ellipsometry, the change of polarization of the reflected light is measured. The polarization change is analyzed with appropriate algorithms to obtain film thickness and, in some cases, other properties of the film.

      Increasingly, traditional, single-technology film metrology systems have been unable to meet the process control metrology demands of the semiconductor industry. The continual demand for improved precision and repeatability requires the ability to measure thicknesses that range from extremely thin films, which generally measure below 20 angstroms, to films that are hundreds of thousands times thicker. Reflection spectrometers are most suitable for measuring thicker films, whereas ellipsometers are most suitable for measuring very thin films. Furthermore, the industry is now using film stacks composed of several layers of different films and the optical properties of many films are functions of the actual deposition conditions. Generally spectrometers or ellipsometers alone generate insufficient data to simultaneously determine the thicknesses and properties of these film stacks and new films with the precision and accuracy that semiconductor manufacturers require. Reflection spectrometer and most ellipsometer have limited capabilities for such simultaneous measurements of both thickness and optical parameters when used as independent standalone measurement technologies.

Opti-Probe Product Family

      Opti-Probe systems improve upon existing thin-film metrology systems with the integration of up to five distinct film measurement technologies, three of which are patented by our company. By combining the measured data from these multiple technologies, Opti-Probe systems provide increased measurement capability leading to higher yields, less misprocessing, less rework, faster production ramp-up and increased productivity on both test and product wafers.

Opti-Probe Benefits

      Several technological advantages and benefits of Opti-Probe systems including the following:

•	Proprietary Measurement Technology. Opti-Probe systems combine up to five complementary measurement technologies: Beam Profile Reflectometry, or BPR®, Beam Profile Ellipsometry, or BPE®, Deep Ultra Violet Reflectometery, or DUV, Absolute Ellipsometery, or AE® and Rotating Compensator Spectroscopic Ellipsometery, or RCSE. Each technology addresses specific film measurement applications. The integration of these multiple technologies on a single tool allows for a wide range of capabilities on a single tool. Additionally, due to the amount of data that can be obtained by combining these optical technologies, it is possible to determine the thickness and optical parameters of multiple films simultaneously. We hold patents on the use of many of the combinations of these thin-film measurement technologies.

•	Proprietary Software. The use of proprietary software algorithms in conjunction with the spectral information collected by the Opti-Probe measurement hardware enables the calculation of the film thickness and optical properties.

•	Ease of Use and Reliability. Opti-Probe systems are configured specifically for semiconductor device manufacturers and feature automated wafer handling, advanced image processing, automated data collection, statistical data processing and data management.

•	Continuous Improvement. We continue to develop, manufacture and market new and improved systems. We strive to provide the semiconductor industry with thin-film metrology systems that meet the precision, repeatability and matching requirements for each new technology node.

      In 1992, we introduced the first Opti-Probe system based on our patented BPR measurement technology to meet the film measurement needs for the 250-nm technology node. Over the years the Opti-Probe products have evolved to keep pace with the increasing film measurement precision, repeatability and matching requirements driven by technology advances. In 2002, we introduced our latest generation of film thickness metrology, the Opti-Probe Series 7. Integrating all five measurement technologies, the Opti-Probe Series 7 addresses the wide range of film measurements of 90 nm production as well as supporting films process development of 65 nm and below technology nodes.

      The following table summarizes the Opti-Probe product history:

	Year
System	Introduced	Description of Innovation/Advancement

OP-1000	1992	Introduced a new, patented optical technology, BPR, to measure thin-film deposition and removal.
OP-2000	1993	Integrated BPR with a newly patented optical technology, BPE, to enhance measurement capabilities for very thin-films.
OP-2600	1994	Integrated BPR, BPE and spectrometry to further expand the measurement capabilities.
OP-2600 DUV	1996	Integrated DUV with the existing system to expand measurement range.
OP-3260 DUV	1996	Significantly increased throughput of Opti-Probe.
OP-5200 Series	1998	Integrated up to five measurement technologies (BPR, BPE, DUV reflectance, spectroscopic ellipsometry, or SE, and AE).
OP-5300 Series	1998	Expanded OP-5200 series wafer measurement capability to 300 millimeters.
OP-5300 Series	2000-2001	Released new applications for advanced semiconductor manufacturing processes, including ultra-thin gate stacks, advanced 193 nanometer organic and inorganic antireflective layers, silicon on insulator, and silicon-germanium.
OP-5300 Series	2001	Windows NT became the standard operating system for 300 millimeter Opti-Probes, replacing DOS.
OP-5200 Series	2000-2001	Desorber option introduced, enabling the Opti-Probe to meet industry requirements for thin gate dielectric metrology by removing environmental contaminants from the wafer surface that may otherwise interfere with the measurement precision.
OP-5300 Series	2000-2001	Wafer Bow/ Warp/ Stress, or WBWS®, product option introduced, incorporating measurement capability of additional wafer properties on a single tool at overall reduced cost for the customer. Integrated new 300mm Automation SEMI Standards (E87, E90, E40, E94).
OP Series-7	2002	Series-7; a 200/ 300 mm platform, builds on the OP-5000 technologies. Delivering higher productivity and enhanced optics to address advanced thin-film applications, it improves upon industry requirements for on-product wafer measurement resulting in lower COO and extendibility to the customer.

Opti-Probe CD and RT/ CD Products

New Market Requirements

      In January 2002, we introduced Opti-Probe CD with Real Time CD processing, or RT/ CD, a product designed to measure the lateral Critical Dimensions and cross-sectional shape, or profile, of fine IC features. As semiconductor device manufacturers continue to shrink feature sizes to the 90 nm technology node and smaller, traditional CD metrology techniques such as critical dimension scanning electron microscopy, or CD-SEM, lack the resolution and stability required to provide accurate data about feature critical dimensions and profiles. A significant limitation is that these methods provide only a top-down view of features and provide little or no data about characteristics of the sides or bottom of a structure.

      Semiconductor manufacturers are often confronted with problems involving variations in profile and sidewall angle. Detailed knowledge of profile shape is of high importance. In shallow trench isolation, or STI, or damascene integration schemes, etched trenches to be filled by downstream process steps may have problematic re-entrant angles, notching, t-topping or other artifacts. These feature artifacts can lead to yield-killing conditions such as voiding and cracking of deposited films in later deposition fill process steps.

      For the critical gate patterning process, tight control of the gate CD correlates to improved device performance and better bin sort yields (and revenues/chip). Furthermore, shape anomalies such as undercut, microtrenching or notching, can have a detrimental effect on device speed and reliability. In these and other applications, precise shape profiling is crucial.

Opti-Probe CD and RT/ CD Products

      Our Opti-Probe RT/ CD is the first optical CD scatterometry system that combines high-information content SE, optical measurement with ultra-fast calculation (“real-time regression”) to analyze and display results without the use of off-line modeling and solution libraries. Complex CD profiles can be calculated in seconds with precision and repeatability with structural information not available with standard CD-SEM technologies.

      The Opti-Probe CD system leverages our established Opti-Probe thin-film metrology platform for optical data acquisition. The Opti-Probe’s patented RCSE provides rich spectral data, ensuring detail and accuracy in the results. This non-destructive CD measurement technology is beneficial for the current prevalent microelectronics technology node (130 nm), and is extendable to the 65 nm technology node and beyond for a wide range of process applications.

Integrated Metrology Products

Market Requirements

      In 2000, we committed to a program of developing a broad family of IM, modules under the product family name Integra. We have at this time both spectrometer and spectroscopic ellipsometer based IM units available in the marketplace. These are compact metrology units that contain a single measurement technology matched to the specific metrology need of a particular semiconductor process tool (etch, coater/developer, CVD, CMP, stepper, etc.) Each IM unit is installed directly into a semiconductor process tool, and can measure each wafer immediately after processing. In this manner, processing variations can be detected at the earliest possible moment, as opposed to the conventional procedure in which a 25-wafer lot is typically completed before metrology is first done, thereby leaving the entire lot at risk of becoming scrap. With 300 mm wafers, this economic loss becomes increasingly large due to the additional product value of each processed wafer.

Benefits of Integrated Metrology and Advanced Process Control

      IM is becoming increasingly accepted as a means to reach greater productivity. Advanced semiconductor manufacturing today is under great pressure to deliver greater levels of process performance, production availability and process repeatability in order to minimize risk of product loss, improve manufacturing efficiencies and improve device yields. The transition towards 300 mm wafers, continuing device shrinks and the mixed foundry manufacturing models are key contributors to these trends. To successfully meet these challenges, device manufacturers and process tool equipment manufacturers are actively engaged in developing technologies for advanced process control, or APC. We believe that APC implementation requires the integration of metrology capabilities directly onboard the process tool.

      Device manufacturers can derive a wide range of benefits by implementing integrated metrology and APC strategies in their fabs. By integrating the measurement directly onto the process tool, they can greatly increase the rate of sampling and decrease the delay between the process step and measurement. Increasing the measurement frequency to every single wafer allows for rapid fault detection and correction. This reduces potential for scrap due to excursions in the process tool. In addition, the data collected can be input into realtime process control models to correct minor drifts in the processing conditions.

Sensys Acquisition and Business Integration

      To strengthen our position as a leader in integrated metrology, we acquired Sensys Instruments Corporation in January 2002 and Sensys became a wholly owned subsidiary of our company focusing on integrated metrology applications and developing business with process tool equipment suppliers. Subsequent to the acquisition, all of the integrated metrology development and business operations have been consolidated into a single integrated metrology business focus team concentrating on providing optical CD, thin-film, and overlay integrated metrology solutions to semiconductor process equipment makers.

INTEGRA Product Family

      All of our integrated metrology products, including the products originally developed by Sensys, are grouped into a family of products with the INTEGRA name. These include:

•	INTEGRA CCD-i — a second-generation reflectometer unit for high throughput thin-film, CMP and OCD applications based on the CD-i product, and

•	INTEGRA iX-SE — a spectroscopic ellipsometer unit for high performance thin-film and OCD applications.

      During fiscal 2004, multiple CCD-i units were installed at key development and pilot production fabs in Europe, North America, Taiwan and Japan by a major coater/developer equipment supplier to the semiconductor industry. Additional end-user installations for advanced technology development and production lines are planned during fiscal 2005.

      During fiscal 2004, iX-SE units were installed at key development and pilot production fabs in North America and Taiwan by a major etcher equipment supplier to the semiconductor industry. These units and technology are currently under development and evaluation as metrology systems to enable future Advanced Process Control (APC) in etch module applications.

Employees

      As of March 31, 2004, we employed 349 people, including 89 in engineering, research and development, 55 in manufacturing, 131 in customer support, 44 in sales and marketing and 30 in executive and administrative functions. Many of our employees are highly trained and hold advanced post-graduate degrees in science and engineering. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good. We believe we have been able to attract and retain a highly talented group of managers, designers and engineers that enables us to continually improve our products and customer support. Due to reduction in force programs, we have terminated the employment of approximately 61 persons since March 31, 2003.

Sales and Marketing

      We maintain sales offices and regional sales representatives throughout the world. In the United States, we maintain sales offices in California. We also utilize manufacturers’ sales representatives to cover those regions of the United States with too few customers to support a direct sales effort. In Asia, we maintain sales offices in Japan, China, Korea, Singapore and Taiwan. The Japan and Singapore offices work with manufacturers’ sales representatives to sell our products to customers in Japan, Singapore and Malaysia, while the China, Taiwan and Korea offices sell to customers directly. We also have sales representatives in the United Kingdom working with manufacturers’ sales representatives throughout the rest of Europe.

      Sales to Taiwan Semiconductor Manufacturing Corporation, Intel Corporation, Tokyo Electon Limited, and Seki Technotron Corp. each accounted for more than 10% of net revenues in fiscal 2004. The following chart indicates the percentage of net revenues from each of these customers for fiscal years 2004, 2003 and 2002, respectively.

	Percentage of
	Net Revenues

	Fiscal Years Ended
	March 31,

	2004	2003	2002

Customers:
Taiwan Semiconductor Manufacturing Company	16%	—%	13%
Intel Corporation	14%	13%	24%
Tokyo Electron, Ltd.	12%	—%	—%
Seki Technotron Corp.	10%	—%	12%

Total	52%	13%	49%

      International revenues in fiscal 2004, 2003 and 2002 accounted for approximately 72%, 72% and 62% of net revenues in each of these periods, respectively. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. The following chart indicates the percentage of net revenues that we derived from our sales to Taiwan and Japan, our two largest overseas markets:

	Percentage of Net Revenues

	Fiscal Years Ended March 31,

	2004	2003	2002

Taiwan	23%	24%	23%
Japan	22%	14%	13%

      In addition, we provide direct customer support in most parts of the world. In some locations, field service is still provided by the same manufacturers’ sales representative that handles the sales function, but applications support is provided by our employees in that territory. In the United States, we have field service and applications engineers located in Arizona, California, Florida, Idaho, Massachusetts, New Mexico, Oregon, Tennessee, Texas and Washington. Customers contract for dedicated site-specific field service and applications engineers. In Asia, we provide direct customer support in Japan, China, Taiwan, Korea and Singapore. In Europe and the Middle East, our service and applications personnel, located in France, the United Kingdom, Italy, Ireland and Israel provide direct customer support to customers in Europe and the Middle East and to our European manufacturers’ sales representatives. We provide our customers with comprehensive support before, during and after delivery of our products. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection, and provide customers with training at our facilities and at the customer’s location. Our customer training programs include instructions in the maintenance of our systems and in system hardware and software tools for optimizing the performance of our systems. Our field support personnel work with the customers’ employees to install the equipment and demonstrate equipment readiness. In addition, we maintain a group of highly skilled applications scientists to respond to customers’ process needs worldwide when a higher level of technical expertise is required.

      We generally warrant our products for a period of up to 12 months from system acceptance, although this can, at times, be extended according to the terms of a particular contract. Installation and initial training are customarily included in the price of the system. After the expiration of the warranty period, customers may enter into support agreements covering both field service and field applications support. Our field service engineers may also provide customers with repair and maintenance services on a fee basis. Our applications engineers and scientists are also available to work with the customers on recipe development. Additionally, for a fee, we train customers to perform routine maintenance on their purchased tools. We also provide a 24-hour telephone help-line.

      Our backlog consists of orders not yet shipped, deferred revenues for products that have been shipped and invoiced but have not yet been recognized as revenue in accordance with SAB 104, recurring fees payable under support contracts with our customers and orders for spare parts and billable services, such as non-recurring engineering services. Orders that are scheduled for shipment beyond the twelve-month window are not included in backlog until they fall within the twelve-month window. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will sometimes reflect orders shipped in the same quarter that they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. At March 31, 2004, our backlog was $27.5 million, compared to $19.0 million at March 31, 2003.

Research and Development and Engineering

      The process control metrology market is characterized by continuous technological development and product innovations. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to engineering and research and development programs. As of March 31, 2004, our research, development and engineering staff comprised 89 people. We seek to maintain our close relationships with customers to make improvements in our products that respond to customers’ needs. For example, several of the improvements relating to the Opti-Probe and RT/ CD product families were developed in cooperation with some of our major customers to address their needs for more capable thin-film measurement systems.

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

      Engineering and research and development expenses were $18.7 million, $29.2 million and $29.1 million, in fiscal 2004, 2003 and 2002, respectively, or 29%, 59% and 36% of net revenues for those periods, respectively. We expect engineering and research and development expenditures will continue to represent a substantial percentage of our net revenues for the foreseeable future. The decrease in the percentage of research and development expenses to net revenues for fiscal year 2004 compared to 2003 reflects increased net revenues and decreased spending in 2004. We expect research and development expenditures to increase gradually but to decrease as a percentage of net revenues over time as industry conditions and our net revenues improve.

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

      Our principal manufacturing activities include assembly and test work, both of which are conducted at our facility in Fremont, California. Assembly activities include inspection, subassembly and final assembly. Test activities include modular testing, system integration and final testing. Components and subassemblies, such as lasers, robots and stages, are acquired from third party vendors and integrated into our finished systems. These components and subassemblies are obtained from a limited group of suppliers, and occasionally from a single source supplier. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components are engineered and manufactured to our specifications. We have not entered into any formal agreements with limited source suppliers, other than long-term purchase orders and, in some cases, volume pricing agreements. Those parts coming from a limited group of suppliers are monitored by management to ensure that adequate supplies are available to maintain manufacturing schedules and to reduce our dependence on these suppliers should supply lines become interrupted. The partial or complete loss of such suppliers could increase our manufacturing costs or delay product shipments while we qualify new suppliers. Additionally, any such loss could require us to redesign products, thereby having a material adverse effect on our business or customer relationships. Furthermore, a significant increase in the price of one or more of these components could adversely affect our financial condition or results of operations.

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

      We conduct the assembly of some optical components and final testing of our systems in clean-room environments. This procedure is intended to reduce the amount of particulates and other contaminants in the final assembled system, and test our products against our customers’ acceptance criteria prior to shipment. Following the final test, the completed system is packaged within triple vacuum-sealed bags to maintain a high level of cleanliness during shipment and installation.

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

      Our Therma-Probe systems compete primarily with other metrology systems designed to measure ion implant dose in some alternative fashion, such as contact and destructive four-point probe measurement systems, including those manufactured by KLA-Tencor Corporation, Applied Materials, Inc. and Kokusai Electric Ltd. Our Therma-Probe systems are non-contact, nondestructive ion implant metrology systems for product wafers and have a major share of the market. Several years ago, Jenoptik GmbH introduced a competitive product to our Therma-Probe systems, which utilized thermal wave technology. In November 1997, a jury found that Jenoptik’s product infringed on a number of our United States patents. As a result of the settlement of this litigation, Jenoptik has agreed not to sell any of its metrology products in the United States until the patents expire and to pay us a royalty fee for systems sold in Japan. To date, the sale of these products by Jenoptik (or TePla AG, who has purchased these rights from Jenoptik) has not had a material impact on our market position.

      On April 22, 2002, we filed a patent infringement suit against Boxer Cross Inc. We believe the Boxer Cross BX-10 product infringed certain patents held by us related to ion implant monitoring. More recently, Boxer Cross introduced a competitive product to our Therma-Probe systems that utilizes a similar technology. In July 2003, we settled this lawsuit and dismissed our claims.

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

      In recent years, there has been merger and acquisition activity among our competitors and potential competitors, as well as by us. Acquisitions by our competitors and potential competitors could allow them to expand their product offerings, which could afford such competitors and potential competitors an advantage in meeting customers’ demands. The greater resources, including financial, marketing and support resources, of competitors potentially engaged in these acquisitions could permit them to accelerate the development and commercialization of new products and the marketing of existing products to their larger installed bases. Accordingly, such business combinations and acquisitions could have a detrimental impact on both our market share and the pricing of our products, which could result in a material adverse effect on our business and results of operations.

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

      We have a policy of seeking patents where appropriate on inventions concerning new products and improvements as part of our ongoing engineering and research and development activities. We have acquired a number of patents relating to our two key product families, the Therma-Probe and the Opti-Probe systems. As of March 28, 2004, we owned 106 patents. Of these, we owned 88 U.S. patents with expiration dates ranging from 2004 to 2022 and we had filed applications for 100 additional U.S. patents. In addition, we owned 11 foreign patents with expiration dates ranging from 2004 to 2019 and had filed applications for 35 additional foreign patents.

      In May 2004, nine U.S. and six foreign patents expired. All these patents relate to our older Therma-Probe products and technologies that have since been upgraded or replaced with new technologies and more recent patents. The expiration of these patents is not expected to have a material impact on our operations.

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

      As of March 28, 2004, we owned 21 registered trademarks in the U.S. and two in Japan and had filed five trademark registration applications in the U.S.

SEC Reports

      Our annual reports on Form 10-K, quarterly reports on Form l0-Q, current reports on Form 8-K, and all amendments to these reports filed with the U.S. Securities and Exchange Commission, are available for review free of charge on the SEC’s website which you can access through our website at

www.thermawave.com as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC.

Item 2.	Properties

      Our executive and manufacturing, engineering, marketing, research and development operations are located in a 102,000 square foot building at 1250 Reliance Way in Fremont, California. The facility has approximately 800 square feet of Class 10 clean rooms for customer demonstrations and approximately 20,000 square feet of Class 1000 clean rooms for manufacturing. This facility is occupied under a lease expiring in 2006 at an aggregate annual rental expense of approximately $1.2 million. We have the option of extending this lease for another 15 years after 2006. We own substantially all of the equipment used in our facilities. We also lease a building of approximately 28,000 square feet on Kato Road in Fremont, California, and two buildings of approximately 24,574 square feet in Santa Clara, California. During March 2003, we moved all our employees out of the Kato Road and Santa Clara facilities and into our Reliance Way facility. We are attempting to sublet these buildings to reduce our costs. We have partially sublet one of the buildings in Santa Clara. We believe that our existing facilities, capital equipment and anticipated capital expenditures will be adequate to meet our requirements for at least the next two years and that suitable additional or substitute space will be readily available if needed.

      We also lease sales and customer support offices in Texas, Japan, China, Korea, Taiwan, Singapore, and the United Kingdom.

Item 3.	Legal Proceedings

      On April 22, 2002, we filed a patent infringement suit against Boxer Cross Inc. in the United States District Court, Northern District of California. The suit alleged that Boxer Cross’ BX-10 product infringed certain patents held by Therma-Wave related to ion implant monitoring. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to our complaint and asserted various affirmative defenses to our claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma-Wave’s Therma-Probe product infringed upon certain patents owned by Boxer Cross and also raised claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. We replied to Boxer Cross’s counterclaims, denying the material allegations and asserting declaratory judgment counterclaims. On April 29, 2003, Applied Materials announced that it had acquired all of the outstanding stock of Boxer Cross. We settled this lawsuit with Boxer Cross and Applied Materials on July 7, 2003. Pursuant to the settlement, Therma-Wave dismissed its pending patent infringement claims with prejudice. Boxer Cross dismissed its pending patent infringement claims without prejudice and dismissed its pending state law claims with prejudice.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on The NASDAQ National Market. As of June 1, 2004, there were 183 holders of record of common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on The NASDAQ National Market.

Quarter	High	Low

Fiscal Year 2003:
First Fiscal Quarter	$15.42	$8.52
Second Fiscal Quarter	$10.00	$0.90
Third Fiscal Quarter	$1.82	$0.35
Fourth Fiscal Quarter	$1.40	$0.39
Fiscal Year 2004:
First Fiscal Quarter	$2.59	$0.43
Second Fiscal Quarter	$3.73	$1.59
Third Fiscal Quarter	$6.78	$3.36
Fourth Fiscal Quarter	$6.26	$3.45

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

Shares Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes the total shares of our common stock that may be received by holders upon the exercise of currently outstanding options, the weighted average exercise price of those outstanding options and the number of shares of our common stock that are still available for future issuance under our equity compensation plans after considering the stock options currently outstanding as of March 31, 2004. All of the options described below have been or can be issued pursuant to our 1997 Stock Purchase and Option Plan, our 1997 Employee Stock Purchase and Option Plan, our 1997 Special Employee Stock Purchase and Option Plan, our 2000 Equity Incentive Plan and our 2000 Employee Stock Purchase Plan as of March 31, 2004. All of these plans have been approved by our stockholders.

      The information in the table below takes into account our recent employee stock option exchange offer which expired on September 10, 2003. The voluntary program allowed Therma-Wave employees, excluding officers and directors, to return to us existing options issued before July 1, 2002 with an exercise price greater than $2.00 per share and exchange them for new options that were granted on September 10, 2003. The number of new options granted in the employee stock option exchange program was equal to 75% of the number of options canceled in the exchange. The new option grants have a different vesting schedule from the original option grants and have an exercise price equal to $2.38, the fair market value of our common stock on September 10, 2003. Of the 1,366,570 options eligible for exchange, 1,352,108 options, or 99%, were exchanged for 1,014,144 new options with an exercise price of $2.38. The replacement options vest 50% on June 11, 2004, and 50% on April 11, 2005 or according to the performance vesting schedules of specific option grants.

	Number of	Weighted
	Shares	Average	Number of
	to be Issued	Exercise Price	Shares
	Under Exercise	of Outstanding	Remaining
	of Outstanding	Stock	Available for
Plan Category:	Stock Options(1)	Options(1)	Future Issuance

Equity compensation plan approved by stockholders
Stock option plans	5,532,067	$3.81	2,305,500 (2)
Employee Stock Purchase Plan(1)			1,070,616

Total			3,376,116

(1)	The number of securities to be issued upon the exercise of outstanding options and the weighted average exercise price of outstanding options under our Employee Stock Purchase Plan cannot be determined prior to the actual purchase dates under the plan.

(2)	The number of shares available for issuance under our 2000 Equity Incentive Plan increases each year by one percent of the total shares of our outstanding common stock pursuant to the terms of the plan.

Item 6.	Selected Financial Data

      The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this annual report on Form 10-K.

	Fiscal Years Ended March 31,

	2004	2003(3)	2002(3)	2001(1)	2000

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$65,309	$49,220	$81,937	$198,199	$115,679
Cost of revenues	38,500	55,061	65,414	101,421	60,320

Gross profit (loss)	26,809	(5,841)	16,523	96,778	55,359

Operating expenses:
Research and development	18,710	29,230	29,122	33,881	21,748
Selling, general and administrative	22,958	26,071	21,713	28,239	20,829
In-process research and development	—		16,340	—	—
Impairment of goodwill and other intangible assets(4)	—	67,408	—	—	—
Restructuring, severance and other	1,938	4,293	1,470	1,700	—
Stock-based compensation	1,150	1,684	536	—	—

Total operating expenses	44,756	128,686	69,181	63,820	42,577

Operating income (loss)	(17,947)	(134,527)	(52,658)	32,958	12,782
Other income (expense), net	(146)	923	2,342	1,196	(14,933)
Loss from early extinguishment of debt(2)	—	—	—	—	(18,404)

Income (loss) before provision (benefit) for income taxes	(18,093)	(133,604)	(50,316)	34,154	(20,555)
Provision (benefit) for income taxes	—	—	(1,120)	2,025	—

Income (loss) before cumulative effect of change in accounting principle	(18,093)	(133,604)	(49,196)	32,129	(20,555)
Cumulative effect of change in accounting principle, net of income taxes(1)	—	—	—	(6,287)	—

Net income (loss)	(18,093)	(133,604)	(49,196)	25,842	(20,555)

Net income (loss) available to common stockholders	$(18,093)	$(133,604)	$(49,196)	$25,842	$(21,497)

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.56)	$(4.69)	$(1.98)	$1.37	$(1.72)
Cumulative effect of change in accounting principle, net of income taxes(1)	—	—	—	(0.27)	—

Basic net income (loss) per share	$(0.56)	$(4.69)	$(1.98)	$1.10	$(1.72)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.56)	$(4.69)	$(1.98)	$1.27	$(1.72)
Cumulative effect of change in accounting principle, net of income taxes(1)	—	—	—	(0.25)	—

Diluted net income (loss) per share	$(0.56)	$(4.69)	$(1.98)	$1.02	$(1.72)

Weighted average common shares outstanding:
Basic	32,387	28,500	24,894	23,444	12,511
Diluted	32,387	28,500	24,894	25,277	12,511

	Fiscal Years Ended March 31,

	2004	2003(3)	2002(3)	2001(1)	2000

Other Financial Data:
Cash provided by (used in) operating activities	$(2,884)	$(42,550)	$(17,289)	$9,600	$(6,258)
Cash provided by (used in) investing activities	387	9,101	4,039	(32,316)	(3,627)
Cash provided by financing activities and effect of exchange rate on cash	12,701	660	4,009	3,241	64,840
Capital expenditures	254	1,464	4,364	11,988	3,261

	March 31,

	2004	2003(3)	2002(3)	2001(1)	2000

Balance Sheet Data:
Cash and short-term investments	$23,899	$13,695	$59,059	$75,575	$75,200
Working capital	27,878	23,509	81,013	109,849	94,109
Total assets	65,189	67,703	201,646	191,191	133,694
Long-term debt	—	—	16	16	16
Stockholders’ equity	32,264	36,338	167,499	129,082	99,485

(1)	Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Staff Accounting Bulletin Number 101 (SAB 101). In December 2003, the Securities Exchange Commission issued Staff Accounting Bulletin Number 104 (SAB 104), which supercedes SAB 101. We are in compliance with SAB 104.

(2)	On May 16, 1997, we effected the recapitalization. We issued $115.0 million in aggregate principal amount of 10 5/8% senior notes in connection with the recapitalization. In March 2000, we used approximately $130.5 million of net proceeds from our initial public offering of common stock to redeem or repurchase substantially all of the outstanding senior notes issued with our recapitalization in 1997. Approximately $18.4 million costs were associated with this early extinguishment of debt.

(3)	The consolidated financial statements for the years ended March 31, 2003 and 2002 were restated as a result of an investigation and revenue recognition review conducted by our Audit Committee with the assistance of outside legal counsel, independent forensic accountants, and our independent registered public accounting firm.

(4)	During fiscal year ended March 31, 2003, we conducted impairment reviews of goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result of the reviews, we wrote off $65.9 million for goodwill, $0.6 million for developed technology, $0.2 million for a development contract and $0.8 million for trade name intangible assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      We develop, manufacture, market and service process control metrology systems for use in the manufacture of semiconductors and control significant market share in the metrology industry. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high yields on the production lines, reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our metrology systems are used in all sections of the semiconductor fabrication plant, or “fab”, to control the wafer fabrication processes. Examples of wafer fab processes, in which our metrology systems supply key information, are photoresist processing to support lithography, deposition of insulator and conductor films, patterned removal, or “etching”, of insulator and conductor films, ion implantation and chemical mechanical planarization. We currently sell four product families of process control metrology systems: Therma-Probe systems, Opti-Probe systems, Opti-Probe CD systems, and Integra integrated metrology systems.

      Therma-Probe Product Family. Therma-Probe systems utilize our proprietary thermal wave technology and are non-destructive process control metrology systems used to measure the critical ion implantation process on product wafers in the fabrication of semiconductors. Therma-Probe systems have a major share of the market.

      Opti-Probe Product Family. Opti-Probe Film Metrology systems provide the industry’s most powerful capability to control and diagnose non-opaque films for semiconductor production. This unsurpassed metrology power is achieved by successfully integrating different measurement technologies, including optical technologies that are proprietary to our company, into each Opti-Probe system.

      Opti-Probe CD Product Family. Opti-Probe CD systems measure the critical dimensions, or CD, representing the device structures, using a revolutionary, nondestructive technique based on spectroscopic ellipsometry. These systems are capable of providing CD metrology for the smallest features of the next several generations of ICs.

      Integra Product Family. The Integra line of integrated metrology products is a broad-based family of compact metrology “modules” which are installed on and function in conjunction with an IC process system, such as an etching system or CVD deposition system, to provide metrology on each wafer before it exits the process tool.

Management Overview

Our Mission

      Our mission can be stated in simple terms — we want to help our customers achieve their goals, which will in turn help us achieve ours. Therma-Wave develops, manufactures, markets and services process control metrology systems for use in the manufacture of semiconductors. Our customers must have metrology equipment to improve their yields, an essential element to improving their profits. A significant number of our customers are now expanding their wafer production capacity while moving from 200 millimeter to new 300 millimeter technology. The industry is also advancing to smaller geometries for semiconductor device production, currently at the 130 nm technology node and advancing to 90 nm and in the future advancing to the 65 nm technology node. These technology advances will significantly increase the requirement to improve yields.

Our Products

      Our core products include the latest generations of our Therma-Probe and Opti-Probe metrology systems. Our core markets, remain the thin film and ion implant measurement markets that we successfully addressed for nearly $200 million of revenue during the peak year of the last semiconductor industry cycle. Our new products include our optical RT/ CD product family and our integrated product line, Integra. All of our new and latest generation products, which taken together accounted for approximately 60% of our total systems new order bookings in fiscal year 2004, are in keeping with our objective to stay at the forefront of technology leadership in metrology for the semiconductor industry. Our new products and technologies for critical dimension and integrated metrology substantially expand our target markets going forward.

      Therma-Wave introduced its Opti-Probe Real Time Critical Dimension system, Opti-Probe RT/CD, in 2002. This product combines a powerful computer and Therma-Wave proprietary software with our standard 7000 series Opti-Probe and has moved Therma-Wave into a market not previously served by the company. Opti-Probe RT/CD has positioned us to compete for business previously served by manufacturers of scanning electronic microscopes, known as CD SEM. CD SEM is becoming non-competitive in certain advanced technologies of 90 nm and smaller. We believe that our Opti-Probe RT/ CD product can address some CD requirements faster, better and at a substantially lower cost of ownership to the customer. Where CD SEM is an expensive low throughput technology, Opti-Probe RT/ CD can do the same thing faster and with more precision. We believe the superiority of Opti-Probe RT/ CD will become even greater as fabs move to 90 nm and then to 65 nm. We believe the total critical dimension market could be as much as $500 million to $700 million in calendar year 2005 based on Gartner/ Dataquest market information. Optical products may take an increasing share of this market as technology nodes decrease in size.

      Also in 2002, we introduced our first integrated critical dimension metrology product, Integra, which we sell primarily to an original equipment manufacturer of integrated circuit process systems. This product is a family of compact metrology modules that are installed on and function in conjunction with the IC process system. We are rated by Tokyo Electron as their Class 1 supplier for integrated CD metrology on their market leading photoresist track system.

      Therma-Wave has an installed base of more than 1,650 systems and has systems located at nearly every major semiconductor manufacturer in the world. Therma-Wave has never been a low price competitor. Our strength has been technology from the beginning of the company, when the Therma-Probe product dominated a market niche. We have protected our technology with 106 U.S. and foreign patents as of the end of fiscal 2004. We have a broad range of applications, with products that are reliable and have a low cost of ownership due to their capabilities, not necessarily due to their price.

      We also have a reputation for excellent customer support and we again last year ranked ahead of our top competitor in VLSI’s Customer Support Survey. We have a worldwide customer support organization of approximately 131 people located very close to all our major customers. We have subsidiaries in Japan, the UK and China and branch locations or offices in Taiwan, Hong Kong, Israel, and Ireland, as well as several locations in the U.S. We also have representatives or distributors in Germany, France, Italy, Singapore and Japan.

      To be competitive, our products must be extendable, provide low cost of ownership and help our customers to continuously meet the ever-advancing technology nodes challenge. Some of our customers are currently moving or planning to move from 130 nm to 90 nm and will begin moving to 65 nm as the next step. They will not purchase products from a supplier who they believe cannot continue to enable them to advance and meet those technology changes. Therma-Wave products have demonstrated the capability to be extendable and meet those challenges in the past and we believe our products are well positioned to meet those requirements for the future.

Our Market and Market Share

      Based on the Gartner/ Dataquest January 2004 industry survey information, it is estimated that the total process control market will grow to approximately $5.2 billion by calendar year 2005. Of that, approximately $2.3 billion is expected to be the metrology segment. Therma-Wave is targeting the transparent thin film, critical dimension and overlay segments of this market, which is estimated to be approximately $1.3 billion by 2005. Our goal is to capture a minimum of 15% of this market, plus a major share of the ion implant process measurement market, and plus normal upgrades and service and support. The ion implant market is actually included as a small part of the opaque film market by Gartner/ Dataquest, and we believe this market will be between $25 million and $30 million in calendar year 2005, most of which we expect to capture. If achieved, this could provide Therma-Wave with $250 million or more of total revenues in our fiscal year 2006. If not achieved, we will not see the benefits of such revenue growth.

      As reported by the Gartner/ Dataquest industry survey, our Opti-Probe products in the standalone non-metal thin film metrology market increased market share from 15% in calendar 2002 to 19% in calendar 2003. Our Opti-Probe RT/ CD product also made strong market share gains, improving from 22% in 2002 to 50% in calendar 2003. This product was introduced in the second half of 2002. It is also noteworthy that the total market for optical critical dimension measurement equipment more than doubled, from $7.6 million in 2002 to $18 million in 2003. We believe this growth will continue and even accelerate further.

New Orders

      The semiconductor industry has just gone through its longest and deepest downturn in its history. Therma-Wave was severely impacted. However, our orders and order activity increased during our fiscal third and fourth quarters of 2004. In our fiscal third quarter, we reported an 89% increase in orders from the previous quarter, which resulted in shipments increasing by over 28% in the fiscal fourth quarter. Our order rates for the last two quarters of our fiscal year 2004 were at the highest level they have reached since our fiscal year 2001. Although the industry orders picture is still somewhat unclear, we believe that business overall in the semiconductor industry is improving.

      In fiscal 2004, we also substantially increased our total number of customers worldwide to whom we sold systems to 39 customers worldwide, up from 29 the previous year. We sold products to eight of the top ten capital spending companies in the world in semiconductor manufacturing capital facilities and equipment, up from seven of the top ten in the previous year. We more than doubled our metrology systems orders to approximately $48 million in fiscal year 2004, up from approximately $21 million the previous year.

      In addition to the overall growth in orders, it is important to note that our new leading edge products grew as a percentage of our product mix. The advanced Therma-Probe systems grew from 3%, or $0.7 million, of total systems orders in fiscal 2003 to 16%, or $8.0 million, of total systems orders in fiscal 2004. The advanced Opti-Probe systems grew from 16%, or $3.5 million, to 31%, or $15.2 million, of total systems orders. Also, 60% of total systems booked during the year were for 300 millimeter business, which we feel is significant because it demonstrates that customers are accepting our more advanced products.

      Geographically, in our fiscal 2004, European business strengthened and we recaptured business in Korea. We opened a new subsidiary in Shanghai to service the new business in China. Overall for the fiscal year 2004, 56% of systems orders came from Asia excluding Japan, 19% came from Japan, 12% from Europe and 13% from the United States. This compared to 54% of systems orders from Asia excluding Japan, 12% from Japan, 4% from Europe and 29% from the United States for the fiscal year 2003. We believe the distribution of new orders in fiscal fourth quarter of 2004 is significant, indicating a broad market penetration, particularly the strong growth in Europe, Korea and Taiwan.

Net Revenues

      During fiscal 2003, quarterly net revenues bottomed at between $10 and $11 million per quarter in the fiscal second and third quarters, then turned up to $13.1 million in the fiscal fourth quarter of 2003. We continued to make progress during fiscal year 2004, and net revenues for the fiscal fourth quarter of 2004 were $19.5 million. Sequentially, net revenues in the fiscal fourth quarter 2004 decreased by $0.4 million from the fiscal third quarter 2004, however fiscal third quarter included $15.2 million of our standard products and services and $4.7 million of revenue related to a development program that ended during the fiscal third quarter. Therefore, fiscal fourth quarter net revenues from standard products and services actually increased by $4.3 million or 28.5%. Net revenues for the fiscal year ended March 28, 2004 totaled $65.3 million compared to $49.2 million for fiscal year 2003, an increase of $16.1 million or 32.7%. This reflects the industry-wide upturn in purchases of semiconductor metrology capital equipment.

Margins

      Gross margins improved steadily throughout fiscal year 2004 and continued this improvement in the fiscal fourth quarter, benefiting both from the higher volume and from cost reduction efforts. Our gross margins averaged 50.1% for our fiscal third quarter, including $3.7 million of margin from a development program that ended during the quarter and averaged 41.6% for our standard products and services in addition to $3.7 million from the conclusion of the development program mentioned above. Our third fiscal quarter gross margin from standard products and services benefited from the sale of $2.5 million, or 12% of revenues, of inventory that had previously been written off, and was reduced by new inventory charges of $0.6 million, or 3% of revenues. We improved gross margins for standard products and services to 43.4% in the fiscal fourth quarter of 2004, which includes the benefit of $2.5 million, or 13% of revenues, from the sale of previously written off inventory and the reduction of $2.2 million, or 11% of revenues, due to new charges to inventory in the fourth fiscal quarter.

      We ended fiscal year 2003 with average gross margins of negative 12%, including new inventory charges of $9.6 million, or 20% of net revenues, and the benefit from the sale of $1.0 million, or 2% of net revenues, of inventory that had previously been written off. We improved gross margins in fiscal year 2004 to over 41%, including the benefit from the sale of $10.6 million, or 16% of net revenues, of inventory previously written off and the reduction due to new inventory charges of $5.2 million, or 8% of net revenues. Net revenues from our 300 millimeter standalone tools increased to 57% of total net revenues for our fiscal fourth quarter, up 34% from the fiscal third quarter 2004. In addition, 60% of our new orders for the same period were for 300 millimeter products indicating that this trend should continue. The significance of this product mix to margins is that our 300 millimeter products are less mature and therefore margins on these systems are lower than on older, more mature 200 millimeter products. Cost reduction programs are under way to improve our 300 millimeter product margins.

      For the fiscal fourth quarter 2004, we fully absorbed our factory overhead for the first time in more than two years due to higher production volumes. This is important because it means that any additional volume growth begins to reduce the average overhead cost per tool produced, thereby reducing the average total cost per tool. However, our margins continued to be unfavorably impacted by lower than optimum production levels.

Operating Expenses

      During fiscal 2004, our efforts were directed toward managing our operating expenses to be in line with business conditions. Total operating expenses for the fiscal fourth quarter 2004 decreased by approximately $0.7 million from the fiscal third quarter. This decrease was due primarily to non-cash charges for variable accounting treatment for stock options of approximately $0.7 million that were incurred in the fiscal third quarter, compared to a credit of $0.1 million recorded for the variable accounting treatment for stock options in the fiscal fourth quarter. The credit occurred because our stock price decreased from quarter to quarter. Operating expenses for all costs other than the variable accounting treatment for stock options were up about $0.4 million from our fiscal third quarter, an increase of approximately 4%.

      For fiscal 2004, operating expenses were $44.8 million, down from $128.7 million in fiscal 2003. Fiscal 2003 included charges of $67.4 million for the impairment of goodwill and other intangible assets related to the Sensys acquisition. Excluding the $67.4 million impairment charges, fiscal 2003 expenses were $61.3 million. The reduction in operating expenses other than impairment charges in fiscal 2004 compared to fiscal 2003 reflects an 18% labor savings due to reductions in force, 54% lower direct material charges due to the timing of development activities, a 42% reduction in spending on outside services, and lower costs for marketing programs, travel, and facilities and information systems support. In fiscal 2005, we expect to manage operating expenses in line with revenues, increasing over time as the business grows, but declining as a percentage of revenues, thereby improving profitability.

Net Loss

      Our net loss for the fiscal fourth quarter 2004 was $1.8 million or $0.05 per diluted share, including the sale of inventory with an original cost of $2.5 million, or $0.07 per share that had previously been written off, and was reduced by new inventory charges of $2.2 million, or $0.06 per share. This compared to a net loss for the fiscal third quarter of $1.0 million, or $0.03 per diluted share, that benefited from the sale of inventory with an original cost of $2.5 million that had previously been written off, and that was reduced by new inventory charges of $0.6 million, or $0.02 per share. However, our fiscal third quarter also benefited from approximately $3.7 million of net income, or approximately $0.10 per diluted share, recognized from the ending of a development program. The net loss from the sale of our standard products and services for the fiscal third quarter was $4.7 million or $0.13 per diluted share.

      Our net loss for the fiscal year 2004 was $18.1 million or $0.56 per diluted share compared to a loss of $133.6 million or $4.69 per diluted share for fiscal year 2003. However, our fiscal year 2004 benefited from approximately $3.7 million of net income, or approximately $0.10 per diluted share, recognized from the ending of the development program mentioned earlier. Our fiscal year 2004 also benefited from the sale of inventory that originally had cost $10.6 million, or $0.33 per share that had previously been written off, and was reduced by $5.2 million, or $0.16 per share, in new inventory charges. The fiscal year 2003 results included non-cash charges of $67.4 million, or $2.37 per share, for the impairment of goodwill and other intangible assets originating from the January 2002 acquisition of Sensys. The fiscal year 2003 net loss also benefited from the sale of inventory that originally cost $1.0 million, or $0.04 per share, that had previously been written off, and was reduced by $9.6 million, or $0.34 per share, in new inventory charges.

Balance Sheet

      Our balance sheet was strengthened significantly during our last two quarters of fiscal 2004. Cash and short-term investments totaled $23.9 million at March 28, 2004 an increase of $1.4 million from the $22.5 million reported as of December 28, 2004 and $22.6 million reported at September 28, 2003. This compares to cash and restricted cash as of the end of fiscal 2003 of $14.8 million. Cash improvements were due primarily to $11.7 million in net proceeds raised in a private offering completed on September 16, 2003, increased accounts receivable collections due to improved net revenues and reduced receivables days sales outstanding and sale of inventory, including the sale of inventory that had originally cost $10.6 million but that had later been written off prior to sale. Our receivables days sales outstanding, or DSO, ended the fiscal fourth quarter of 2003 at 106 days and was improved to 52 days for our fiscal fourth quarter of 2004. We have no long-term debt, and we have access to $15 million in credit facilities that are unused other than for supporting standby letters of credit.

      In previous communications to shareholders and the investment community, we identified inventory controls as a key component for the success of the company. In the fiscal fourth quarter inventory increased by approximately $0.2 million, the first increase in more than a year due primarily to increased purchasing of parts to accommodate the shift in product mix from 200 millimeter products to 300 millimeter products and also due to the increased manufacturing and sales volume. We also continued to sell previously written off 200 millimeter inventory.

Summary

      Our financial performance has significantly improved in the past year and we expect that improvement to continue. Our goal is that this improvement will bring us back to profitability during the current fiscal year. Our management team is lead by Boris Lipkin, who joined Therma-Wave as our CEO in February 2003. Mr. Lipkin has brought together a new team, most of which was assembled during fiscal year 2004. We have a new chairman, Papken Der Torossian, former chairman and CEO of Silicon Valley Group, who joined the board in March 2003. And in March of 2004 we added three new board members: Peter Handley, recently retired as President of Novellus, Larry Tomlinson, recently retired Treasurer of Hewlett Packard and Nam Pyo Suh, professor and Director of the Manufacturing Institute at MIT. Mr. Tomlinson is also now chairman of our audit committee.

      By far our most important goal for fiscal year 2005 is to return the company to profitability. We undertook a course of action at the beginning of our fiscal year 2004 that started producing the expected results. During the year, our orders activity continued to improve, gross margins continued to improve and our losses were substantially reduced. In total our fiscal year 2004 was a substantial improvement over the previous year and confirms that our company is headed in the right direction. This does not mean that we are satisfied, but we are pleased with our fiscal year 2004 performance.

Looking Forward

      The timing of orders and shipments continues to be difficult to predict, but we expect both orders and net revenues to steadily increase quarter by quarter during our fiscal year 2005. At least in the fiscal first quarter we expect gross margins to be influenced by the continued mix shift from 200 millimeter products to 300 millimeter products, and pricing pressures, though lessening to continue, slowing margin improvement, possibly offsetting potential margin improvements from higher volume. Operating expenses are expected to be higher due to higher research and development project costs, higher sales commissions that result from the increased new orders, and from expenses related to Sarbanes-Oxley Act compliance. We expect a net loss in the fiscal first quarter 2005. However, we continue to believe that our profitability will improve during fiscal year 2005, aided by expected further improvements in orders and shipments and a growing benefit from ongoing cost reduction efforts.

      As mentioned earlier, cash and short-term investments totaled $23.9 million at March 28, 2004 an increase of $1.4 million from the $22.5 million reported as of December 28, 2004. Our inventory increased in our fiscal fourth quarter 2004 for the first time in more than a year. We believe that growth in new orders and revenues and continued change in product mix, going toward more 300 millimeter products will increase inventories further and that trade receivables will also begin to increase in our fiscal first quarter of 2005. We expect this trend to continue at least through the first two quarters of our fiscal year 2005 and to require an investment in net working capital in our fiscal first quarter and possibly in the fiscal second quarter. We believe that we have adequate cash to fund this working capital growth. However, if required, we have access to $15 million in credit facilities available through our bank.

Critical Accounting Policies and Estimates

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies has a significant impact on the results we report in our consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory, allowance for doubtful accounts receivable, valuation of long-lived assets and intangible assets, income taxes and warranty. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included in this report.

Revenue Recognition

      Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” In December 2003, the Securities Exchange Commission issued Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition,” which superceded SAB 101. SAB 104 is a codification of other revenue recognition pronouncements and in substance does not change SAB 101. Revenues are recognized when the contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained, if applicable. Freight terms of sales are FOB shipping point unless otherwise negotiated and agreed in written form between our customers and us. Shipments typically are made in compliance with shipment requirements specified in our customer’s purchase order.

   Systems Revenues. Equipment sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenues in the amount of the greater of fair market value of installation and a percentage of payment subject to final acceptance. Systems revenues are allocated to each component of the multiple-element arrangement. Revenues on each element are recognized when the contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained, if applicable. Estimated contractual warranty obligations are recorded when related systems sales are shipped.

      Systems revenues on newly introduced products are deferred at shipment and recognized upon customer final acceptance. Systems revenues are also deferred when the customer has the right to return the product for credit. In such cases, systems revenues are not recognized until all of the following conditions have been evidenced after the customer’s purchase order has been fulfilled: the right of return has expired and any potential returns would require authorization by our company under warranty provisions; the price of the sales is fixed or determinable; the payment terms are fixed and enforceable and collectibility is reasonably assured.

      In accordance with SAB 104, we evaluate our systems sales to determine the appropriate timing for revenue recognition for each of the multiple elements involved in each sale. This sometimes results in deferrals of revenues from the period in which the tool is shipped to future periods.

   Services Revenues. We derive services revenues from three primary sources: sale of spare parts, service contracts and service labor. Revenues on the sale of spare parts are recognized when title and risk of ownership have transferred to the customer and collectibility of the sales price has been reasonably assured. Revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contract. Revenues on time and material services performed are recognized when the services are completed, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained, if applicable.

Inventory

      We value our inventory at the lower of cost (first-in, first-out method) or market. Due to changing market conditions, estimated future requirements, age of the inventories on hand and our production of new products, we regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventory to its estimated net realizable value. A significant increase in the demand for our product could result in a short-term increase of inventory purchases while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development, and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results. When we record additional reserves for excess and obsolete inventory, we create a new cost basis for the inventory. The reserve is only released if and when the reserved inventory is sold or scrapped, which is in accordance with SAB 100. The inventory charge in fiscal 2004 was $5.2 million, and was $9.6 million in fiscal 2003.

Allowance for Doubtful Accounts Receivables

      We utilize estimates in determining our allowance for doubtful accounts receivable and reserve for potential returns for credit. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, any specific customer collection issues that we have identified, and the aging of the accounts receivable. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Valuation of Long-Lived and Intangible Assets

      We have adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review of such assets include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

      When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. In fiscal year 2003 we wrote off $67.4 million in regards to the impairment of goodwill and other intangibles associated with the Sensys acquisition.

Income Taxes

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

Warranty

      We provide warranty coverage for a predetermined amount of time, on systems and parts for material and labor to repair and maintain the equipment. We record the estimated cost of systems and parts warranty upon shipment of tools, based on the average historical warranty expense for a specific tool. Should actual costs or material usage differ from our estimates, revisions to the estimated warranty liability may be required.

Results of Operations

      The following table summarizes our historical results of operations as a percentage of net revenues for the periods indicated.

	Fiscal Year

	2004	2003	2002

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	59.0	111.9	79.8

Gross profit (loss)	41.0	(11.9)	20.2

Operating expenses:
Research and development	28.5	59.4	35.5
Selling, general and administrative	35.2	53.0	26.5
In-process research and development	0.0	0.0	19.9
Impairment of goodwill and other intangible assets	0.0	136.9	0.0
Restructuring, severance and other	3.0	8.7	1.8
Stock-based compensation	1.8	3.4	0.7

Total operating expenses	68.5	261.4	84.4

Operating loss:	(27.5)	(273.3)	(64.2)
Other income (expense), net:
Interest expense	(0.1)	(0.3)	(0.3)
Interest income	0.2	1.9	3.0
Other income (expense), net	(0.3)	0.3	0.1

Total other income (expense), net	(0.2)	1.9	2.8

Loss before benefit for income taxes	(27.7)	(271.4)	(61.4)
Benefit for income taxes	0.0	0.0	(1.4)

Net loss	(27.7)%	(271.4)%	(60.0)%

      Due to the 33% increase in net revenues in fiscal 2004 compared to fiscal 2003, cost of net revenues and operating expense as a percentage of net revenues declined, reducing the net loss as a percentage of revenues. Included in the changes from fiscal 2004 compared to fiscal 2003, among other changes, are (in millions):

		% of Net			% of Net
	Net Revenues	Revenues	Gross Profit	Net Loss	Revenues

The conclusion of a development contract	$4.7	7%	$3.7	$3.7	6%
Lower operating expenses due to the fiscal 2003 impairment of goodwill and other intangibles			67.4	67.4	137%
Increase in the sale of inventory that had been previously written off			9.6	9.6	15%
Increase in new charges to inventory for excess and obsolescence			4.4	4.4	7%

      Due to a 40% decline in net revenues in fiscal 2003 compared to fiscal 2002, cost of net revenues increased as a percentage of net revenues, as did operating expenses, increasing the net loss as a percentage of net revenues in fiscal 2003 compared to fiscal 2002. Fiscal 2003 results included (in millions):

•	a charge of $9.6 million, or 20% of net revenues, for the write down of inventory

•	a benefit from the sale of $1.0 million, or 2% of net revenues, of inventory previously written off

•	a $67.4 million charge for the impairment of goodwill and other intangible assets related to the Sensys acquisition

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

      Net Revenues. Net revenues for the fiscal years ended March 31, 2004 and 2003 were $65.3 million and $49.2 million, respectively. Compared to fiscal 2003, net revenues in fiscal 2004 increased $16.1 million or 32.7% primarily as a result of capital spending increases in the semiconductor industry. We sold 40% more units of our Therma-Probe and Opti-Probe products in fiscal 2004 and the average selling price increased 55% in fiscal 2004 due to a shift in business towards newer, more expensive models. We experienced strong price competition during both fiscal 2004 and fiscal 2003.

      The following table summarizes our revenues in different categories as a percentage of total net revenues for the periods indicated.

	Fiscal Years Ended
	March 31,

	2004	2003	2002

Products	72%	58%	78%
Services and parts	28%	42%	22%

Total net revenues	100%	100%	100%

      The fluctuations in these percentages are related primarily to the changes in the amount of metrology capital equipment being purchased by the semiconductor industry from one year to the next. Sales of service contracts and parts tend to reflect the installed base of systems previously sold rather than current system sales. As a result, the dollars of such sales do not fluctuate as widely as systems sales, and therefore represent a higher percentage of net revenues when product sales are lower.

      Net revenues attributable to international sales for the fiscal years ended March 31, 2004 and 2003 accounted for 72% of our total revenues for each of these two periods. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future, because of the concentration of large customers in Asia. A substantial portion of our international sales is denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, China, Taiwan, Singapore, Israel and Europe, such conditions could negatively impact our international sales in future periods.

      Demand for semiconductors and semiconductor equipment increased during our fiscal year 2004. As a result, we increased the number of our customers and experienced higher order booking rates than in the previous fiscal year. The increased orders resulted in higher revenues for systems shipments and an increase in our ending backlog. The increased revenues materially improved our financial position and results of operations in fiscal 2004 compared to the previous year. We expect that the revenues for the first quarter of fiscal year 2005 will increase 8% to 12% from the fiscal fourth quarter of 2004 and that both orders and revenues will improve gradually by quarter in fiscal year 2005. However, due to the uncertainty of economic conditions, the market response to our newly introduced products and the timing of revenue recognition of our new products, we can give no assurance that we will be able to meet our revenue expectations.

      Gross Profit (Loss). Gross profit increased to $26.8 million in fiscal 2004 from a $5.8 million gross loss in fiscal 2003, a total change of $32.7 million. As a percentage of net revenues, gross profit increased from

(12)% in fiscal 2003 to 41% in fiscal 2004. Key contributors to this improvement in gross profits can be summarized as follows:

	Gross Profit
Key Contributors to Cost of Sales Improvement:	Improvement	Percent

Increased systems revenues	$7,647	23%
Increased sale of inventory previously written off	9,563	29%
Decreased in new inventory charges	4,400	14%
Overhead spending reductions	6,118	19%
Termination of a development contract	3,675	11%
Favorable resolution of accrued tax exposure	1,247	4%

Total	$32,650	100%

      Roughly one quarter of the improvement in gross profit reflects systems revenue increases in absolute dollars and as a percentage of total net revenues. Systems revenues, which contribute relatively higher gross margins, grew by 39% in fiscal 2004 compared to fiscal 2003, while service revenues, which contribute relatively lower gross margins, declined by 13% in fiscal 2004 compared to fiscal 2003. Increased demand for systems improved the margins in several others ways, specifically by enabling the sale of inventory that had been previously reserved ($10.6 million), facilitating sales of systems that had been used internally for demonstration and testing purposes, which generally have a lower cost basis than new systems ($2.5 million), and improving overhead absorption of fixed costs ($0.8 million).

      Overhead spending was reduced by over $6.1 million dollars, due to reductions in labor and discretionary spending in fiscal 2004 compared to fiscal 2003. These spending reductions contributed approximately 19% to the improvement in gross profit. Approximately 11% of the gross margin improvement is due to the termination of a development agreement in the third fiscal quarter of 2004, in which we recognized $4.7 million of previously deferred revenues and gross profit of $3.7 million. Approximately 4% of the improvement is due to the favorable resolution in the third fiscal quarter of 2004 of a potential tax exposure in Korea that we accrued in fiscal 2003.

      During fiscal 2004, as a result of favorable economic conditions and increasing demand for semiconductor products, our gross profits included $10.6 million for sales of previously reserved inventory and charges of $5.2 million in new inventory reserves. We also scrapped $3.1 million of previously reserved inventory. This compares to our gross loss in fiscal year 2003 in which we experienced a decline in sales and recorded an inventory charge of $9.6 million related to excess and obsolete inventories, partially offset by the sale of $1.0 million of inventory previously written off. Inventory charges recorded in fiscal 2003 have substantially lowered the net value of our 200 mm inventory on hand and will have a significant impact on our gross margin if we are able to continue to sell our excess 200 mm inventory in the future.

      We have implemented or are in the process of implementing a number of cost reduction measures to improve our overall gross margin financial performance. These cost reduction measures include, but are not limited to, sourcing and design initiatives to lower cost and improve product performance, tight controls on discretionary overhead spending, renegotiation of equipment maintenance contracts with vendors and so on. We expect these cost reduction measures will contribute to gross margin improvements in fiscal 2005.

      Research and Development, or R&D, Expenses. R&D expenses were $18.7 million and $29.2 million for fiscal years 2004 and 2003, respectively, a reduction of $10.5 million, or 36%. R&D expenses as a percentage of net revenues for fiscal 2004 decreased to 29% from 59% for fiscal 2003 due to both lower R&D spending and the increase of net revenues in fiscal 2004. During fiscal year 2004, in part due to reductions in force, labor and benefits costs were lower by $3.9 million, or 27%. We also reduced the use of outside services by $3.9 million, or 73%. Spending on project materials declined by $1.4 million, or 54%. Other discretionary spending and allocations for facilities and information systems support declined by $1.3 million, or 18%. We maintained the resources for our critical programs such as our real-time critical dimension product, or RT/ CD. We believe that technological leadership is essential to strengthen our market position in the next economic upturn and expect to continue to commit significant resources to the development of new products and the continuous improvement of existing products. Therefore, we will continue to invest in R&D during 2005 at levels similar to fiscal 2004 levels. R&D expenditures as a percentage of net revenues are expected to decrease gradually in fiscal 2005 as net revenues increase with improving industry conditions.

      Selling, General and Administrative, or SG&A, Expenses. SG&A expenses were $23.0 million and $26.1 million for fiscal years 2004 and 2003, respectively. Compared to fiscal 2003, SG&A expenses in fiscal 2003 decreased $3.1 million, or 12%. The decrease in fiscal 2004 SG&A expenses reflects lower headcount, partially due to reductions in force, resulting in savings of $1.3 million, or 9%. Spending on outside services declined by $1.9 million, or 22%. Commissions, however, increased by $0.5 million in 2004 compared to 2003 reflecting increased orders and revenues. Other discretionary spending, such as travel and entertainment and allocations for facilities and information systems support declined by $0.4 million, or 14%. SG&A expenses as a percentage of net revenues decreased to 35% in fiscal 2004 from 53% in fiscal 2003 primarily due to significantly higher net revenues in fiscal 2004. We expect SG&A expenses will increase in fiscal 2005 primarily due to the costs related to compliance with Section 404 of The Sarbanes-Oxley Act and to expansion of our selling, general and administrative activities as our business grows. However, SG&A expenditures as a percentage of net revenues may decrease gradually in fiscal 2005 as net revenues increase with improving industry conditions.

      Impairment of Goodwill and Other Intangible Assets. Due to operating losses, the absence of positive cash flows, significant declines in our common stock price and uncertainties resulting from the duration and severity of the industry downturn, we assessed the recoverability of the intangible assets related to the Sensys acquisition subject to amortization in accordance with SFAS No. 144 and tested goodwill related to the Sensys acquisition for impairment in accordance with SFAS No. 142 during the quarter ended September 30, 2002. In assessing the recoverability of the intangible assets related to the Sensys acquisition in accordance with SFAS No. 144 we projected significantly reduced future cash flows related to Sensys products and therefore we recognized an impairment expense of $0.6 million for developed technology, $0.2 million for a development contract and $0.4 million for trade name intangible assets in the quarter ended September 30, 2002. In addition, during the fourth quarter ended March 31, 2003, we recognized an additional impairment charge of $0.4 million related to trade name intangible assets.

      The impairment test under SFAS No. 142 was based on a two-step process involving comparing the estimated fair value of the related reporting unit to its net book value, and comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill assets by $65.9 million in the quarter ended September 30, 2002.

      During the quarter ended December 31, 2003, due to the termination of a development agreement, we accelerated the amortization of $1.5 million of the related development contract intangible assets.

      Restructuring, Severance and Other. The following table summarizes the changes in restructuring, severance and other costs during the twelve months ended March 31, 2004 and 2003 (in thousands):

	Liability as of				Liability as of
	March 31,			Non-Cash	March 31,
	2003	Provision	Utilization	Settlement	2004

Severance and workforce reduction	$558	$1,772	$(2,330)	$—	$—
Consolidation of excess facilities	662	82	(524)	—	220
Other costs	134	84	(218)	—	—

Total	$1,354	$1,938	$(3,072)	$—	$220

	Liability as of				Liability as of
	March 31,			Non-Cash	March 31,
	2002	Provision	Utilization	Settlement	2003

Severance and workforce reduction	$184	$2,936	$(2,562)	$—	$558
Consolidation of excess facilities	—	673	(11)	—	662
Fixed assets	—	513	—	(513)	—
Other costs	117	171	(154)	—	134

Total	$301	$4,293	$(2,727)	$(513)	$1,354

      During fiscal 2004, we recorded $1.9 million in charges related to restructuring, severance and other costs. Of this amount, $1.8 million relates to reductions in force in April 2003 and October 2003 of approximately 39 and 22 employees, respectively. An additional $0.1 million was recorded as leased facility charges during the second quarter of 2004 when we entered into a sublease on a previously vacated facility. The $0.1 million charge reflects the difference between the estimated sublease income and the actual sublease income for this facility. As of the end of fiscal 2004, liabilities that we had accrued for severance and other costs had been paid out in full. During fiscal 2003, we recorded $4.3 million in charges related to restructuring, severance and other costs. We closed down two facilities in Santa Clara, California to reduce operating expenses and recorded a $1.2 million charge associated with the abandonment of leased facilities and write-off of fixed assets. We also implemented two reduction-in-force programs affecting approximately 190 people and recorded $2.9 million of severance and workforce reduction and $0.2 million of other severance-related costs.

      Stock-Based Compensation. Stock-based compensation charges reflect options assumed as part of the Sensys acquisition in January 2002 and charges for options issued September 10, 2003 in the employee stock option exchange offer.

      As part of the Sensys acquisition, we assumed $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expense was $0.6 million or 1% of net revenues in fiscal 2004 and $1.7 million or 3% of net revenues in fiscal 2003, of which $168,000 and $33,000, respectively, was included in cost of revenues. We expect that the stock-based compensation for options assumed in the Sensys acquisition in fiscal 2005 will be lower than that of fiscal 2004 due to the forfeitures of options held by the Sensys employees who left the company in fiscal 2004.

      During the second quarter of fiscal 2004, we commenced and completed an employee stock option exchange program. The voluntary program allowed Therma-Wave employees, excluding officers and directors, to return to us existing options issued before July 1, 2002 with an exercise price greater than $2.00 per share and exchange them for new options that were granted on September 10, 2003. The number of new options granted in the employee stock option exchange program was equal to 75% of the number of options canceled in the exchange. The new option grants have a different vesting schedule from the original option grants and have an exercise price equal to $2.38, the fair market value of our common stock on September 10, 2003. Of the 1,366,570 options eligible for exchange, 1,352,108 options, or 99%, were exchanged for 1,014,144 new options with an exercise price of $2.38. None of these replacement options vests before June 11, 2004.

      As a result of the modification to the exercise price of the stock options, the replacement options are accounted for as variable from the date of modification until the option is either exercised, forfeited, canceled or expired. As of March 31, 2004, we have recorded approximately $0.7 million in compensation expense related to the employee option exchange program. This charge reflects three groups of options:

•	the new options issued in the exchange which were outstanding since September 10, 2003

•	options eligible for exchange that were not exchanged (about 1% of eligible options)

•	options issued to eligible participants within the six months prior to or following September 10, 2003.

      Due to the options requiring variable accounting treatment, the expense is being recorded for the vesting of these options over time based on increases in the stock price over and above the exercise price of the new options. In future quarters, the expense could increase as the vesting over time of these options increases and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the net expense previously reported.

      During fiscal 2004, charges related to the variable accounting treatment of options were $0.7 million. However, on a quarterly basis these costs varied based on the amount of time the options were outstanding and on the quarter-end closing stock price as follows:

	Fiscal Year 2004

	Q2	Q3	Q4	Fiscal Year

Days outstanding	18	90	90	198
Ending stock price	$3.48	$5.37	$3.67	$3.67

Variable accounting charge (credit)	$61,000	$889,000	$(213,000)	$737,000

      We anticipate that expense amounts relating to the employee stock option exchange program will continue to vary from quarter to quarter reflecting both the vesting schedules of the options and the fluctuations in the quarter-ending stock price. Our time vesting percentage calculations reflect the vesting schedules of the newly issued replacement options, which will vest 50% on June 11, 2004, with the remaining 50% vesting on April 11, 2005 or according to the specific performance vesting schedules of particular stock option grants.

      Other Income (Expense). Other income (expense) includes interest expense, interest income, and other non-operating income, net. Total other income (expense) for fiscal 2004 was $(0.1) million, compared to $0.9 million in fiscal 2003. The decrease in fiscal 2004 compared to fiscal 2003 was attributable to lower interest income of $0.8 million resulting from lower average interest rates as well as lower average investment balances that declined approximately $17.6 million from fiscal 2003 to fiscal 2004, offset by $0.3 million in interest refunded from the Internal Revenue Service in fiscal 2003. Other expense recorded in fiscal 2004 includes a loss on the sale of an investment in the first quarter of fiscal 2004 in the amount of $0.1 million. We expect that other income in fiscal 2005 will be similar to that of fiscal 2004 due to continued low interest rates and a relatively steady average investment balance.

      Net Loss. The combination of all the factors discussed above contributed to a net loss of $18.1 million for fiscal 2004 compared with a net loss of $133.6 million in the prior fiscal year. We expect that with our cost reduction programs and expense controls in place and with expected revenue increases in fiscal 2005, we will continue to reduce our net loss amounts in the coming quarters of fiscal 2005. This forward-looking statement excludes the impact of amounts relating to the variable accounting treatment of the employee stock option exchange program, which may either increase or decrease our net loss.

     Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

      Net Revenues. Net revenues for the fiscal year ended March 31, 2003 and 2002 were $49.2 million and $81.9 million, respectively. Both fiscal 2003 and fiscal 2002 results reflect our adoption of SAB 101. Under SAB 101, a portion of revenues are deferred until installation is complete and the customer accepts the system. Deferred revenues relative to service contracts are recognized over of the life of the related service contract.

      Compared to fiscal 2002, net revenues in fiscal 2003 decreased $32.7 million or 39.9%. The decrease in fiscal 2003 revenues was primarily attributable to the capital spending reductions in the semiconductor industry during fiscal 2003, which were primarily related to the cyclical downturn of semiconductor manufacturers and the weakness of the global economy. Compared to fiscal 2002, we sold 42% fewer units of our Therma-Probe and Opti-Probe products in fiscal 2003 and the average selling price decreased 17% in fiscal 2003 due to increased price competition.

      The following table summarizes our revenues in different categories as a percentage of total net revenues for the periods indicated.

	Fiscal Years Ended
	March 31,

	2004	2003	2002

Net revenues
Product	72%	58%	78%
Service and parts	28%	42%	22%

Total net revenues	100%	100%	100%

      Net revenues attributable to product sales in the fiscal years ended March 31, 2003 and 2002 accounted for 58% and 78% of our total revenues for such periods, respectively.

      Gross Profit/(Loss). Gross profit (loss) decreased 135% from a $16.5 million gross profit in fiscal 2002 to a $5.8 million gross loss in fiscal 2003. As a percentage of net revenues, gross profit decreased from 20% in fiscal 2003 to (12)% in fiscal 2003. Lower gross profit was primarily because of lower revenues and lower average selling price of products due to increased price competition in fiscal 2003. During fiscal 2003, as a result of unfavorable economic conditions and diminished demand for semiconductor products, we experienced a decline in sales and recorded an inventory charge of $9.6 million related to excess and obsolete inventories. This $9.6 million charge was offset by the reserve release of $1.0 million for sales of previously reserved inventory. This charge has been included in cost of revenues in our consolidated statement of operations. At March 31, 2002, we had written down inventories on hand by $12.2 million. These charges were in addition to our normal inventory reserve and were primarily caused by a significant reduction in demand including reduced demand for our older technology products. Inventory charges recorded in fiscal 2003 and 2002 have substantially lowered the net value of our 200 mm inventory on hand and will have a significant impact on our gross margin if we are able to sell our excess 200 mm inventory in the future. We implemented a number of cost reductions measures to improve our overall financial performance. These cost reduction measures included, but are not limited to, reductions in workforce in all functional areas, restrictions in discretionary spending, renegotiation of equipment maintenance contracts with vendors.

      Research and Development, or R&D, Expenses. R&D expenses were $29.2 million and $29.1 million for fiscal years 2003 and 2002. R&D expenses as a percentage of net revenues for fiscal 2003 increased to 59% from 36% for fiscal 2002 primarily due to the decrease of net revenues in fiscal 2003. During fiscal year 2003 we continued to reduce contract labor costs and other discretionary expenses but maintained the resources for our critical programs such as our real-time critical dimension product, or RT/ CD.

      Selling, General and Administrative, or SG&A, Expenses. SG&A expenses were $26.1 million and $21.7 million for fiscal years 2003 and 2002, respectively. Compared to fiscal 2002, SG&A expenses in fiscal 2003 increased $4.4 million, or 20%. The increase in fiscal 2003 SG&A expenses was due primarily to the legal and accounting fees associated with the investigation of a revenue recognition issue that we identified in fiscal 2003, and the inclusion of a full year of SG&A expense for Sensys Instruments Corporation, which represented $3.2 million. In fiscal 2002, two and half months of SG&A expenses of Sensys were included, which amounted to $616,000. The acquisition of Sensys is discussed in Note 6 of Notes to Consolidated Financial Statements. SG&A expenses as a percentage of net revenues increased to 53% in fiscal 2003 from 27% in fiscal 2002 primarily due to significantly lower revenue levels in fiscal 2003.

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

      Impairment of Goodwill and Other Intangible Assets. During the quarter ended September 30, 2002, due to operating losses, the absence of positive cash flows, significant declines in our common stock price and uncertainties resulting from the duration and severity of the industry downturn, we assessed the recoverability of the intangible assets related to the Sensys acquisition subject to amortization in accordance with SFAS No. 144 and tested goodwill related to the Sensys acquisition for impairment in accordance with SFAS No. 142. In assessing the recoverability of the intangible assets related to the Sensys acquisition in accordance with SFAS No. 144 we projected significantly reduced future cash flows related to Sensys products and therefore we recognized an impairment expense of $0.6 million for developed technology, $0.2 million for development contract and $0.4 million for trade name intangible assets in the quarter ended September 30, 2002. In addition, during the quarter ended March 31, 2003, we recognized an additional impairment charge of $0.4 million related to trade name intangible assets.

      The impairment test under SFAS No. 142 was based on a two-step process involving: 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. As a result of the test, we wrote down goodwill by $65.9 million in the quarter ended September 30, 2002.

      Restructuring, Severance and Other. During fiscal 2003, we recorded $4.3 million charges related to restructuring, severance and other costs. We closed down two facilities in Santa Clara, California to reduce operating expenses and recorded a $1.2 million charge associated with the abandonment of these leased facilities and the write-off of fixed assets. We also implemented two reduction-in-force programs affecting approximately 190 people and recorded $3.1 million of severance and related costs. During fiscal 2002, we recorded $1.5 million in severance charges as we reduced our workforce by approximately 130 people to reduce operating costs.

      Stock-Based Compensation. As part of the acquisition of Sensys, we assumed $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expense was $1.7 million or 3% of net revenues in fiscal 2003 and $0.6 million or 1% of net revenues in fiscal 2002.

      Other Income (Expense). Other income (expense) includes interest expense, interest income, and other non-operating income (expense), net. Total other income for fiscal 2003 was $0.9 million, compared to $2.3 million of total other income in fiscal 2002. The decrease from fiscal 2002 to fiscal 2003 was primarily due to lower investment balances.

      Benefit for Income Taxes. The effective tax rate of 0% for fiscal year 2003 was based upon our net tax loss for fiscal 2003. For fiscal 2002, we recorded a $1.1 million benefit for income taxes due to a change in the tax law that allowed us to carry back net operating losses for five years instead of two years under the previous law.

      Net Loss. Net loss for fiscal 2003 was $133.6 million, as compared to net loss of $49.2 million for the prior fiscal year. The loss in fiscal 2003 was primarily a result of decreased revenue, lower gross profit margin and charges recorded in the fiscal 2003 of $67.4 million of goodwill and other intangible assets impairment, $9.6 million of additional reserves for obsolete and excess inventories and $4.3 million of restructuring, severance and other costs. The loss in fiscal 2002 included charges of $16.3 million for the write-off of acquired IPR&D and $12.2 million additional reserves for obsolete and excess inventories.

Recently Issued Accounting Pronouncements

      In May 2003, the Financial Accounting Standard Board, or FASB, issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning the second quarter of fiscal 2004. We believe that the adoption of this standard has had and will continue to have no material impact on our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued a revision of FIN 46, or FIN 46R, that delayed the implementation date for certain interests created or acquired prior to January 31, 2003 until the first interim or annual period ending after March 15, 2004.

      FIN 46R is effective immediately for all new variable interest entities created or acquired after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities. For those arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of FIN 46R (as revised December 2003) at the end of the first quarter of fiscal 2004. Therma-Wave’s adoption of FIN 46R did not result in consolidation of any entities.

      On March 31, 2004, the Financial Accounting Standards Board issued a proposed Statement, “Share-Based Payment”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. It is anticipated that this exposure draft would be finalized during the summer of 2004 and would be required to be applied by public companies for years ended subsequent to December 15, 2004.

Backlog

      At March 31, 2004 and 2003, our backlog was $27.5 million and $19.0 million, respectively. Our backlog consists of orders not yet shipped, deferred revenues for products that have been shipped and invoiced but have not yet been recognized as revenue in accordance with SAB 104, recurring fees payable under support contracts with our customers and orders for spare parts and billable services, such as non-recurring engineering services. Orders that are scheduled for shipment beyond the twelve-month window are not included in backlog until they fall within the twelve-month window. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will sometimes reflect orders shipped in the same quarter that they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Liquidity and Capital Resources

      Our principal liquidity requirements are for working capital. Over the last three fiscal years, we have funded our operating activities principally from proceeds from the sale of common stock. Our cash and restricted cash balances increased by $9.1 million during fiscal year 2004 to $23.9 million as of March 31, 2004 from $14.8 million as of March 31, 2003. The increase is primarily attributable to the $11.7 million in net proceeds from a private placement in September 2003. In the offering, we raised $12.7 million of gross proceeds and incurred $1.0 million of issuance costs, $0.9 million of which were payable to Needham & Company who acted as placement agent. We are using these funds for general corporate purposes.

      Cash flows used in operating activities was $2.9 million and $42.6 million for the years ended March 31, 2004 and 2003, respectively. The cash used in operating activities in fiscal years 2004 and 2003 was mainly due to the net loss in these two fiscal years of $18.1 million and $133.6 million, respectively. Included in the net loss for these two fiscal years were non-cash charges of $13.2 million and $87.0 million, which include $8.1 million and $9.1 million for the two years, respectively, of non-cash charges for depreciation and amortization of property, intangibles and deferred stock compensation, inventory charges of $5.2 million and $9.6 million for the two years respectively, and in fiscal 2003, non-cash charges of $67.4 million for the impairment of goodwill and intangible assets, among other charges detailed in our consolidated statements of cash flows. In addition to the cash flow impact of these non-cash charges to net loss, changes in operating assets and liabilities generated $2.0 million and $4.1 million of cash flows from operations in fiscal 2004 and 2003, respectively.

      During fiscal 2004, $2.0 million cash was generated by changes in operating assets and liabilities. Accounts receivable increased by only $0.3 million even though net revenues increased 33% in fiscal 2004 compared to fiscal 2003, resulting in a decrease in DSO from 106 at the end of fiscal 2003 to 52 at the end of fiscal 2004. Changes in inventories excluding the $5.2 million non-cash charges noted above were an increase of $0.2 million. Inventory receipts were approximately equal to inventory reductions due to the sale, scrap and internal usage of inventory. The sale of inventory included those inventories that had previously been fully written off but that had originally cost $10.6 million. We also scrapped inventories that had originally cost $3.1 million but that had been previously fully written off. Accounts payable increased $5.3 million in fiscal year 2004. Accounts payable increases reflect that our purchases of new parts have increased due to increased net revenues and declining inventory. Deferred revenues decreased by $2.4 million reflecting the termination of a development contract for which $4.7 million in deferred revenues were recognized. Reductions in other assets contributed $0.9 million in cash, and decreases in accrued and other liabilities used $1.3 million in cash.

      During fiscal year 2003, cash generated from changes in assets and liabilities was $4.1 million, and included reductions in accounts receivable of $2.3 million reflecting declining revenues, inventory reductions of $2.9 million, reductions in other assets of $2.3 million, and an increase in deferred revenues of $1.6 million, offset by cash used to reduce accounts payable by $4.1 million. Decreases in accrued and other liabilities used $0.9 million of cash.

      During the year ended March 31, 2004, net cash provided by investing activities was $0.4 million. Cash generated from investing activities includes a decrease in restricted cash of $1.1 million and the sale of an investment for $0.4 million. At the beginning of fiscal 2003, $1.1 million cash was restricted due to the requirement of our insurance premium financing agreement. This restriction was removed in late June 2003, when the security for the insurance premiums was converted from restricted cash to a standby letter of credit under our new loan and security agreement with Silicon Valley Bank. In March 2004, we renewed our annual insurance policies without re-accessing the available insurance premium financing; so the letter of credit has expired as of the end of fiscal year 2004. Cash used in investing activities includes investments in property and equipment of $0.3 million and investments in our patent portfolio of $0.8 million.

      During the year ended March 31, 2003, net cash provided by investing activities was $9.1 million, due primarily to the sale of short-term investments of $12.6 million offset by investments in restricted cash of $1.1 million, $1.5 million in purchases of property and equipment, and $0.9 million invested in our patent portfolio. Cash used in investing activities includes investments in property and equipment and investments in our patent portfolio. Investments in property and equipment amounted to $0.3 million and $1.5 million for the years ended March 31, 2004 and 2003, respectively. Our requirements for new capital investment have been relatively low in recent years, reflecting the industry downturn, in which we reduced our headcount and consolidated facilities. Investments in our patent portfolio were $0.8 million and $0.9 million for the years ended March 31, 2004 and 2003, respectively, reflecting our ongoing commitment to technology inventions and patent protection. For fiscal year 2005, we expect investments in patents and property and equipment, consisting primarily of computer and test equipment, to continue at the relatively low levels of recent years.

      Cash generated from financing activities was $12.1 million and $0.2 million during the fiscal years ended March 31, 2004 and 2003, respectively. The increase is primarily due to the $11.7 million, net of $1.0 million of issuance costs, raised in a private placement during fiscal 2004. We also raised $0.4 million cash from the issuance of common stock including the sale of treasury shares under our 2000 Employee Stock Purchase Plan and 2000 Equity Incentive Plan. In fiscal 2004, we did not repurchase stock pursuant to the stock repurchase program discussed in Note 10 of Notes to Consolidated Financial Statements entitled “Treasury Stock.”

      Cash generated in financing activities in fiscal 2003 was $0.2 million, of which $1.1 million was generated from the issuance of common stock under our 2000 Employee Stock Purchase Plan and 2000 Equity Incentive Plan and for the exercise of warrants in connection with the Sensys acquisition and $0.9 million was used to repurchase stock pursuant to the stock repurchase program discussed in Note 10 of Notes to Consolidated Financial Statements entitled “Treasury Stock.”

          Off-Balance Sheet Commitments

      Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space and certain software license agreements, and commitments to vendors related to non-cancelable purchase orders. Future payments due under these obligations as of March 31, 2004 are as follows (in thousands):

	Payment Due by Period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$5,786	$2,621	$2,514	$651	$—
Purchase obligations	8,727	8,424	303	—	—
Minimum royalty payments	120	40	80	—	—
Cancellation fees	350	350	—	—	—

Total	$14,983	$11,435	$2,897	$651	$—

      We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at March 31, 2004.

      Credit Facilities

      In June 2003, we entered into a new loan and security agreement with Silicon Valley Bank, or SVB. The new agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States, or EXIM, guaranteed revolving line of credit. The bank credit facilities allow us to borrow money under the domestic line bearing interest at the SVB prime rate plus 1.50% floating. The EXIM revolving line allows us to borrow money at SVB prime rate plus 1.75% floating. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of March 31, 2004, we had $4.6 million in outstanding letters of credit under this agreement. The credit facilities originally matured on June 13, 2004, but we have recently extended these facilities for one additional year. As of March 31, 2004, we were in compliance with all the covenants in the agreement. We believe that we have adequate cash on hand to fund our operations for at least the next twelve months. However, if required, we also have access to these $15 million of credit facilities.

      Inflation

      The impact of inflation on our business has not been material for the fiscal years ended March 31, 2004, 2003 and 2002.

      Liquidity

      Our principal sources of funds have been and are anticipated to be cash on hand ($23.9 million unrestricted as of March 28, 2004), cash flows from operating activities (if any), borrowings under our bank credit facilities and the sale of common stock. We have implemented various cost reduction programs during and subsequent to the end of fiscal 2003 to bring operating expenses in line with revenue projections. We believe that with these cost reduction programs in place, we will reduce operating expenses significantly enough so that we will have adequate liquidity and capital resources to meet our current and future financial obligations for the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available, if required or, if available, will be on terms satisfactory to us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We do not have any derivative financial instruments. See also the discussion of forward-looking statements in the first paragraph of Item 1 above.

Market Risk Related to Interest Rates and Foreign Currency

      We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

      As of March 31, 2004, our cash and cash equivalents included money market securities and investment grade commercial paper. Our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no cash flow exposure due to rate changes for cash equivalents and short-term investments, as all of these investments are at market interest rates. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

      We are primarily a U.S. dollar functional currency entity. A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales. We have determined that the functional currency of our foreign operations is the local currency in our international operations, which incur most of their expenses in the local currency. The transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statement of income. Foreign currency transaction gains (losses) are included in other income (expense) in our consolidated statements of operations and amounted to $19,000, $(5,000), and $(31,000) for the years ended March 31, 2004, 2003, and 2002, respectively.

      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into

U.S. dollars leads to a translation gain or loss. The accumulated effects of foreign translation rate changes related to net assets located outside the U.S. are included as a component of stockholders’ equity. As of March 31, 2004 we have an accumulated comprehensive loss of $0.7 million consisting of foreign currency translation adjustments, down from $1.3 million as of March 31, 2003.

      We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

      The following table illustrates net assets and costs and expenses for fiscal 2004 exposed to foreign currency risk (in thousands):

			Other
			Foreign
	Japan	UK	Locations

Net assets	$2,616	$629	$3,113
Costs and expenses	$3,129	$2,124	$5,362
Percentage of total costs and expenses	4%	3%	6%

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Therma-Wave, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Therma-Wave, Inc. and its subsidiaries at March 28, 2004 and March 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2004 in conformity with the accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 10, 2004

THERMA-WAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$23,899	$13,695
Restricted cash	—	1,064
Accounts receivable, net of allowance for doubtful accounts of $907 and $1,553 at March 31, 2004 and 2003, respectively	14,772	13,822
Inventories	17,169	22,146
Other current assets	2,075	1,657

Total current assets	57,915	52,384
Property and equipment, net	4,564	9,004
Intangible assets, net	—	1,811
Other assets	2,710	4,504

Total assets	$65,189	$67,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,420	$2,148
Accrued liabilities	15,730	15,589
Deferred revenues	6,887	11,138

Total current liabilities	30,037	28,875
Non-current deferred revenues	1,815	—
Other long-term liabilities	1,073	2,490

Total liabilities	32,925	31,365

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 35,498,025 shares issued and outstanding at March 31, 2004; 29,360,026 shares issued and 29,090,515 shares outstanding at March 31, 2003	355	293
Additional paid-in capital	335,012	322,048
Treasury stock, 269,511 shares at March 31, 2003 at cost	—	(437)
Notes receivable from stockholders	(174)	(196)
Accumulated other comprehensive loss	(735)	(1,334)
Deferred stock-based compensation	(1,172)	(1,107)
Accumulated deficit	(301,022)	(282,929)

Total stockholders’ equity	32,264	36,338

Total liabilities and stockholders’ equity	$65,189	$67,703

The accompanying notes are an integral part of these consolidated financial statements.

THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended March 31,

	2004	2003	2002

Net revenues
Product	$46,938	$28,515	$63,793
Service and parts	18,371	20,705	18,144

Total net revenues	65,309	49,220	81,937
Cost of revenues (including stock-based compensation of $168, $33 and $16)	38,500	55,061	65,414

Gross profit (loss)	26,809	(5,841)	16,523

Operating expenses:
Research and development (excluding stock-based compensation of $706, $967 and $297)	18,710	29,230	29,122
Selling, general and administrative (excluding stock-based compensation of $444, $717 and $239)	22,958	26,071	21,713
In-process research and development	—	—	16,340
Impairment of goodwill and other intangible assets	—	67,408	—
Restructuring, severance and other	1,938	4,293	1,470
Stock-based compensation	1,150	1,684	536

Total operating expenses	44,756	128,686	69,181

Operating loss	(17,947)	(134,527)	(52,658)

Other income (expense):
Interest expense	(76)	(161)	(204)
Interest income	160	946	2,436
Other, net	(230)	138	110

Total other income (expense), net	(146)	923	2,342

Loss before benefit for income taxes	(18,093)	(133,604)	(50,316)
Benefit for income taxes	—	—	(1,120)

Net Loss	$(18,093)	$(133,604)	$(49,196)

Net loss per share:
Basic and Diluted	$(0.56)	$(4.69)	$(1.98)

Weighted average common shares outstanding:
Basic and Diluted	32,387	28,500	24,894

The accompanying notes are an integral part of these consolidated financial statements.

THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

						Notes	Accumulated
	Common Stock		Additional	Treasury Stock		Receivable	Other	Deferred
			Paid-In			from	Comprehensive	Stock	Accumulated		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Compensation	Deficit	Total	(Loss)

Balance at March 31, 2001	23,994,699	$240	$230,646	—	$—	$(212)	$(1,463)	$—	$(100,129)	$129,082
Net income	—	—	—			—	—	—	(49,196)	(49,196)	$(49,196)
Currency translation adjustments, net of tax	—	—	—			—	(327)	—	—	(327)	(327)

Comprehensive income											$(49,523)

Receipts from stockholders	—	—	—			12	—	—	—	12
Issuance of common stock under ESPP	295,199	3	2,740							2,743
Issuance of common stock under stock option plans	132,434	1	875							876
Cancellation of time-vesting shares	(13,742)	—	(6)							(6)
Issuance of common stock for acquisition of Sensys	4,470,510	45	82,941							82,986
Issuance of common stock for the exercise of warrants	211,018	2	775							777
Deferred stock- based compensation	—	—	3,495					(3,495)		—
Amortization of deferred stock-based compensation	—	—	—			—	—	552	—	552

Balance at March 31, 2002	29,090,118	291	321,466	—	—	(200)	(1,790)	(2,943)	(149,325)	167,499
Net loss	—	—	—	—	—	—	—	—	(133,604)	(133,604)	$(133,604)
Currency translation adjustments, net of tax	—	—	—			—	456	—	—	456	456

Comprehensive loss											$(133,148)

Receipts from stockholders	—	—	—			4	—	—	—	4
Repurchase of common stock	—	—	—	(447,500)	(938)	—	—	—	—	(938)
Issuance of common stock under ESPP	205,706	2	455	147,314	411					868
Issuance of common stock under stock option plans	24,246	—	136							136
Issuance of treasury stock for payment of consulting service	—	—	(40)	30,675	90					50
Issuance of common stock for the exercise of warrants	39,956	—	150							150
Adjustment to deferred stock-based compensation due to reduction in force	—	—	(119)					119		—
Amortization of deferred stock-based compensation	—	—	—			—	—	1,717	—	1,717

						Notes	Accumulated
	Common Stock		Additional	Treasury Stock		Receivable	Other	Deferred
			Paid-In			from	Comprehensive	Stock	Accumulated		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Compensation	Deficit	Total	(Loss)

Balance at March 31, 2003	29,360,026	293	322,048	(269,511)	(437)	(196)	(1,334)	(1,107)	(282,929)	36,338
Net loss	—	—	—	—	—	—	—	—	(18,093)	(18,093)	$(18,093)
Currency translation adjustments, net of tax	—	—	—	—	—	—	599	—	—	599	599

Comprehensive loss	—	—	—	—	—		—	—	—	—	$(17,494)

Receipts from stockholders	—	—	—	—	—	22	—	—	—	22
Issuance of common stock under private offering	5,800,000	58	11,670	—	—	—	—	—	—	11,728
Issuance of common stock under ESPP	244,098	3	(223)	266,854	434	—	—	—	—	214
Issuance of common stock under stock option plans	93,901	1	134	2,657	3	—	—	—	—	138
Issuance of common stock for the exercise of warrants	—	—	—	—	—	—	—	—	—	—
Adjustment to deferred stock-based compensation due to reduction in force	—	—	(260)	—	—	—	—	260	—	—
Deferred stock- based compensation resulting from the variable accounting treatment for stock options	—	—	1,643	—	—	—	—	(1,643)	—	—
Amortization of deferred stock-based compensation related to the variable accounting treatment for stock options	—	—		—	—	—	—	737	—	737
Amortization of deferred stock-based compensation related to Sensys acquisition	—	—	—	—	—	—	—	581	—	581

Balance at March 28, 2004	35,498,025	$355	$335,012	—	$—	$(174)	$(735)	$(1,172)	$(301,022)	$32,264

The accompanying notes are an integral part of these consolidated financial statements.

THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended March 31,

	2004	2003	2002

Operating activities:
Net loss	$(18,093)	$(133,604)	$(49,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,221	5,913	5,251
Amortization of intangible assets	2,548	1,497	682
Amortization of deferred stock-based compensation	1,318	1,717	552
In-process research and development	—	—	16,340
Deferred income taxes	—	—	5,459
Impairment of goodwill and other intangible assets	—	67,409	—
Provision for doubtful accounts receivable	(646)	(471)	928
Inventory charge	5,200	9,605	12,217
Loss on disposal of property and equipment	473	588	—
Loss on abandonment of leased facilities	—	651	—
Loss on sale of an investment	125	—
Issuance of treasury stock in connection with payment of consulting services	—	50	—
Changes in operating assets and liabilities:
Accounts receivable	(304)	2,284	26,788
Inventories	(223)	2,926	1,166
Other assets	937	2,302	(2,110)
Accounts payable	5,272	(4,149)	(6,983)
Accrued and other liabilities	(1,276)	(913)	(20,780)
Deferred revenues	(2,436)	1,645	(7,603)

Net cash used in operating activities	(2,884)	(42,550)	(17,289)

Investing activities:
Purchases of property and equipment	(254)	(1,464)	(4,364)
Sales of short-term investments	—	12,575	7,275
Cash acquired upon Sensys acquisition	—	—	2,055
Proceeds from sale of an investment	375	—	—
Purchase of patents	(798)	(946)	(927)
Restricted cash	1,064	(1,064)	—

Net cash provided by investing activities	387	9,101	4,039

Financing activities:
Principal payments under capital lease obligations	—	—	(66)
Proceeds from issuance of common stock	12,080	1,154	4,390
Proceeds from note receivable from stockholders	22	4	12
Purchase of treasury stock	—	(938)	—
Repayment of long-term debt	—	(16)	—

Net cash provided by financing activities	12,102	204	4,336

Effect of exchange rates on cash	599	456	(327)

Net increase (decrease) in cash and cash equivalents	10,204	(32,789)	(9,241)
Cash and cash equivalents at beginning of year	13,695	46,484	55,725

Cash and cash equivalents at end of year	$23,899	$13,695	$46,484

Supplementary disclosures:
Cash paid for interest	$4	$75	$134

Cash paid for taxes	$9	$124	$577

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

Basis of Presentation

      The consolidated financial statements include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated. Our fiscal year is a 52 to 53 week year ending on the Sunday closest to March 31 of each year. Fiscal years 2004, 2003 and 2002 ended on March 28, 2004, March 30, 2003 and March 31, 2002, respectively. For convenience, the accompanying financial statements have been presented as March 31 of each fiscal year.

Revenue Recognition

      Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” In December 2003, the SEC issued Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition”, which superceded SAB 101. SAB 104 is a codification of other revenue recognition pronouncements and in substance does not change SAB 101. The adoption of SAB 104 did not have a material effect on our revenue recognition policy. Revenues are recognized when the contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained, if applicable.

      Freight terms of sales are FOB shipping point unless otherwise negotiated and agreed in written form between our customers and us. Shipments typically are made in compliance with shipment requirements specified in our customer’s purchase order.

      Systems Revenues. Equipment sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenues in the amount of the greater of fair market value of installation and a percentage of payment subject to final acceptance. Systems revenues are allocated to each component of the multiple-element arrangement. Revenues on each element are recognized when the contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained if applicable. Estimated contractual warranty obligations are recorded when related systems sales are shipped.

      In accordance with SAB 104, we evaluate our systems sales to determine the appropriate timing for revenue recognition for each of the multiple elements involved in each sale. This sometimes results in deferrals of revenues from the period in which the tool is shipped to future periods.

      Systems revenues are also deferred when the customer has the right to return the product for credit. In such cases, systems revenues are not recognized until all of the following conditions have been evidenced after the customer’s purchase order has been fulfilled: the right of return has expired and any potential returns would require authorization by our company under warranty provisions; the price of the sales is fixed or determinable; the payment terms are fixed and enforceable; and collectibility is reasonably assured.

      Services Revenues. We derive service revenues from three primary sources — sale of spare parts, service contracts and service labor. Revenues on the sale of spare parts are recognized when title and risk of ownership have transferred to the customer and collectibility of the sales price has been reasonably assured. Revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contract. Revenues

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on time and material services performed are recognized when the services are completed, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained, if applicable.

Allowance for Doubtful Accounts and Returns

      We utilize estimates in determining our allowance for doubtful accounts and potential returns for credit. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, any specific customer collection issues that we have identified, and the aging of the accounts receivable. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Liquidity

      Our principal sources of funds have been and are anticipated to be cash on hand ($23.9 million unrestricted as of March 28, 2004), cash flows from operating activities (if any), borrowings under our bank credit facility and the sale of common stock. We have implemented various cost reduction programs during and subsequent to the end of fiscal 2003 to bring operating expenses in line with revenue projections. We believe that with these cost reduction programs in place, we will reduce operating expenses significantly enough so that we will have adequate liquidity and capital resources to meet our current and future financial obligations for the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available, if required or, if available, will be on terms satisfactory to us.

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

	Percentage of Net
	Revenues

	Fiscal Years Ended
	March 31,

Customers:	2004	2003	2002

A	16%	—%	13%
B	14%	13%	24%
C	12%	—%	—%
D	10%	—%	12%

Total	52%	13%	49%

      Accounts receivable from two customers accounted for approximately 35% and 15%, respectively, of total accounts receivable at March 31, 2004. Accounts receivable from two customers accounted for approximately 16% and 10%, respectively, of total accounts receivable at March 31, 2003.

      Certain of the components and subassemblies included in our systems are obtained from a single source or a limited group of suppliers. Although we seek to reduce dependence on those sole and limited source

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translations and Transactions

      We are primarily a U.S. dollar functional currency entity. A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales. We have determined that the functional currency of our foreign operations is the local currency. The transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statement of operations. Foreign currency transaction gains (losses) are included in other income (expense) in our consolidated statements of operations and amounted to $19,000, $(5,000), and $(31,000) for the years ended March 31, 2004, 2003, and 2002, respectively.

      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars leads to a translation gain or loss. The accumulated effects of foreign translation rate changes related to net assets located outside the U.S. are included as a component of stockholders’ equity. As of March 31, 2004 and 2003 we have accumulated comprehensive losses of $735,000 and $1,334,000, respectively, consisting of foreign currency translation adjustments.

Cash and Cash Equivalents

      We maintain our cash in depository accounts, money market accounts and commercial paper with several financial institutions. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Short-Term Investments

      In fiscal year 2004, we had no short-term investments. Our cash balances were held in cash and cash equivalents. In fiscal year 2003, all investments were made in commercial paper or municipal bonds and were held to maturity. In 2003, we also had certain money market and mutual fund investments classified as trading securities included in other assets that are part of a deferred executive compensation plan. Trading securities were reported at fair value with unrealized gains and losses, interest and dividends included in interest income.

Restricted Cash

      At March 31, 2003, the Company had $1.1 million restricted cash invested in a certificate of deposit. This restricted cash was pledged as a deposit for financed insurance premiums. We have no restricted cash as of March 31, 2004.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. During the years ended March 31, 2004, 2003 and 2002, respectively, we recorded charges of $5.2 million,

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9.6 million, and $12.2 million, respectively, to write off the value of obsolete and excess inventory. The charges were included in cost of revenues. In fiscal 2003, we sold $1.0 million of inventory that had been previously written off and in fiscal 2004, we sold $10.6 million of inventory that had been previously written off.

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, generally three to five years. Unless a different specific life is appropriate to a particular asset, the company’s policy is to depreciate machinery, laboratory and test equipment over three years, and to depreciate office furniture and fixtures and capitalized software over five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms. Depreciation and amortization expense on property and equipment for fiscal years 2004, 2003, and 2002 was $4.2 million, $5.9 million, and $5.3 million, respectively.

Other Assets

      Included in other assets is the value of our patent portfolio, stated at cost, net of accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the patents, generally five years. Amortization on our patent portfolio for fiscal years, 2004, 2003, and 2002 was $0.7 million, $0.6 million, and $0.4 million respectively. We expect investments in our patent portfolio and patent amortization expenses in fiscal 2005 to be similar to prior years.

Goodwill and Other Intangible Assets

      We obtained certain intangible assets in the acquisition of Sensys Instruments Corporation, or Sensys. These intangible assets include developed technology, development contract and trade name and are being amortized on a straight-line basis over the estimated useful lives of two to five years. We have adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” We conducted impairment reviews of goodwill and other intangible assets in fiscal 2004 and fiscal 2003. As a result of the fiscal 2003 reviews, we wrote off $65.9 million for goodwill, $0.6 million for developed technology, $0.2 million for a development contract and $0.8 million for trade name intangible assets in fiscal 2003. For fiscal 2003 we recorded intangible asset amortization expense of $0.9 million. For fiscal 2004 we recorded intangible asset amortization expense of $1.8 million.

Long-Lived Assets

      We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As part of the cost reduction efforts in fiscal 2003, the Company abandoned two of its leased facilities. Leasehold improvements for the abandoned facilities and fixed assets disposed along with the restructuring totaling $0.5 million were written off in the fourth quarter of fiscal 2003 as it was determined that the carrying amount of these assets exceeded the estimated future cash flows from the use of these assets.

Deferred Executive Compensation Plan

      In fiscal 2000, we established a deferred executive compensation plan. The company recognizes the amounts payable to participants as non-current liabilities. As of March 31, 2004, 17 participants held $0.5 million in our deferred executive compensation plan. Investment returns of the participants increase or decrease the company’s liability to the participants, thereby impacting our results of operations.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses

      Expenditures for research and development are expensed as incurred. Research and development expenses include employee compensation costs, project materials, consulting, equipment costs, including charges for the use of the company’s own products for design verification and test purposes, patent defense expenses and the amortization of capitalized patents, facilities and information systems allocations, and other spending such as travel and office supplies.

Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation.” As allowed by the provisions of SFAS No. 123, the Company has continued to apply Accounting Principles Board Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost because the exercise price of stock options equals the market price of the underlying stock at the date of option grant. The Company adopted the disclosure provisions of SFAS No. 123. In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25.” The Company has adopted the provisions of FIN 44, and such adoption did not materially impact the Company’s results of operations. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” The statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 148.

      Had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans and employee stock purchase plans, consistent with the methodology prescribed under SFAS No. 123, our pro forma net loss and pro forma net loss per share under SFAS No. 123 would have been:

	Fiscal Years Ended March 31,

	2004	2003	2002

	(In thousands, except per share data)
Net loss (in thousands)
As reported	$(18,093)	$(133,604)	$(49,196)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	1,318	1,717	552
Deduct: Stock-based employee compensation expense as determined using the fair value method	(4,459)	(6,233)	(7,508)

Pro forma net loss	$(21,234)	$(138,120)	$(56,152)

Basic and diluted loss per share
As reported	$(0.56)	$(4.69)	$(1.98)
Pro forma	$(0.66)	$(4.85)	$(2.26)

Income Taxes

      We account for income taxes under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

      We expense advertising and promotional costs as they are incurred.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

      In May 2003, the Financial Accounting Standard Board, or FASB, issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning the second quarter of fiscal 2004. We believe that the adoption of this standard has had and will continue to have no material impact on our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued a revision of FIN 46, or FIN 46R, that delayed the implementation date for certain interests created or acquired prior to January 31, 2003 until the first interim or annual period ending after March 15, 2004.

      FIN 46R is effective immediately for all new variable interest entities created or acquired after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities. For those arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of FIN 46R (as revised December 2003) at the end of the first quarter of fiscal 2004. Therma-Wave’s adoption of FIN 46R did not result in consolidation of any entities.

      On March 31, 2004, the Financial Accounting Standards Board issued a proposed Statement, “Share-Based Payment”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. It is anticipated that this exposure draft would be finalized during the summer of 2004 and would be required to be applied by public companies for years ended subsequent to December 15, 2004.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Balance Sheet Components

	March 31,

	2004	2003

	(In thousands)
Inventory:
Purchased materials	$6,066	$2,459
Systems in process	8,158	11,340
Finished systems	2,945	8,347

Total inventory	$17,169	$22,146

	March 31,

	2004	2003

	(In thousands)
Property and equipment:
Laboratory and test equipment	$6,014	$9,220
Office furniture and equipment	10,100	10,536
Machinery and equipment	819	1,729
Leasehold improvements	8,612	8,414

Total property and equipment	25,545	29,899
Accumulated depreciation and amortization	(20,981)	(20,895)

Total property and equipment, net	$4,564	$9,004

	March 31,

	2004	2003

	(In thousands)
Accrued liabilities:
Accrued compensation and related expenses	$2,368	$3,417
Accrued warranty costs	1,731	983
Commissions payable	893	354
Income tax payable	4,870	4,890
Other accrued liabilities	5,868	5,945

Total accrued liabilities	$15,730	$15,589

3.	Net Loss Per Share

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth the computation of net loss per share of common stock:

	Fiscal Years Ended March 31,

	2004	2003	2002

	(In thousands)
Numerator:
Net loss	$(18,093)	$(133,604)	$(49,196)

Denominator:
Weighted shares outstanding used for basic and diluted loss per share	32,387	28,500	24,894

      The following table summarizes securities outstanding (in thousands), in absolute number, as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

	March 31,

	2004	2003	2002

	(In thousands)
Common stock subject to repurchase	—	—	105
Common stock held in escrow	—	541	541
Stock options	5,532	5,756	5,016
Warrants	79	79	118

      The stock options outstanding at March 31, 2004, 2003 and 2002 that we excluded from the above calculation, had a weighted average exercise price of $3.81, $8.27, and $11.46, respectively. The warrants outstanding at March 31, 2004 that we excluded from the above calculation, had a weighted average exercise price of $3.68.

4.	Financing Arrangements

      In June 2003, we entered into a loan and security agreement with Silicon Valley Bank, or SVB. The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States, or EXIM, guaranteed revolving line of credit. The new bank credit facilities allow us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50%. The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75%. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of March 31, 2004, we had $4.6 million in outstanding letters of credit under this agreement. The credit facilities originally matured on June 13, 2004, but we have recently extended these credit facilities for one additional year. As of March 31, 2004, we were in compliance with all the covenants in the agreement.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

      The domestic and foreign components of loss before benefit for income taxes are as follows (in thousands):

	Fiscal Years Ended March 31,

	2004	2003	2002

	(In thousands)
Domestic	$(16,999)	$(133,142)	$(47,829)
Foreign	(1,094)	(462)	(1,367)

Total	$(18,093)	$(133,604)	$(49,196)

      The components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Years Ended
	March 31,

	2004	2003	2002

	(In thousands)
Current:
Federal	$—	$—	$(6,579)

	—	—	(6,579)

Deferred:
Federal	$—	$—	$5,459

	—	—	5,459

Total	$—	$—	$(1,120)

      A reconciliation between the U.S. federal statutory rate and the effective tax rate reflected in the statements of operations is as follows:

	Fiscal Years Ended
	March 31,

	2004	2003	2002

Provision at federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.8	2.8	0.4
Change in valuation allowance	(30.7)	(19.5)	(25.7)
Non-deductible expenses	(3.0)	(18.1)	(11.3)
Other	(4.1)	(0.2)	3.8

Total	0.0%	0.0%	2.2%

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	Fiscal Years Ended
	March 31,

	2004	2003

Deferred tax assets:
Accrued costs and expenses	$14,875	$18,361
Depreciation and amortization	2,337	1,033
Other	743	1,367
Net operating loss and tax credit carryforwards	34,653	27,982

Total gross deferred tax assets	52,607	48,743
Less: valuation allowance	(52,607)	(47,055)

Total deferred tax assets	—	1,688

Deferred tax liabilities:
Non-goodwill intangibles	—	(1,688)
Other		—

Net deferred tax liabilities	—	(1,688)

Total net deferred tax assets	$—	$—

      The net changes in the total valuation allowance for the years ended March 31, 2004 and 2003 were $5.5 and $22.9 million, respectively. At March 31, 2002, management has recognized deferred tax assets equal to the deferred tax liability related to acquired non-goodwill tangibles.

      At March 31, 2004, we had federal and state net operating losses of $93.1 million and $18.8 million, respectively. The federal and state net operating losses will expire at various dates through 2024 and 2014, respectively.

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

      At March 31, 2004, we had federal and state research and development tax credits of $558,000 and $800,000, respectively. The federal research and development tax credits will expire at various dates through 2024, while the state research tax credits may be carried forward indefinitely.

6.	Business Combinations

      On January 16, 2002, we issued approximately 4.47 million shares of our common stock in exchange for all outstanding common and preferred shares of Sensys. The results of Sensys’ operations have been included in the consolidated financial statements since that date. Sensys was founded in 1996 to develop and market advanced process control metrology products that can be integrated into semiconductor processing equipment. These products are aimed at improving the productivity of this equipment in semiconductor fabs. Sensys has established positions at several leading process equipment suppliers for lithography, CMP, etch and CD-SEM equipment. The Sensys acquisition further strengthens our position in this important emerging market segment. Sensys’ business operations have been fully integrated with Therma-Wave’s Integra product lines, including the iX-SE, to form our integrated metrology offering.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total purchase price for this acquisition was $88.3 million, consisting of approximately 4.47 million shares of common stock with a fair value of $72.8 million, assumed stock options to purchase 608,151 shares of common stock with a fair value of $9.1 million, assumed warrants to acquire 329,490 shares of common stock with a fair value of $4.6 million, and transaction costs, consisting of investment advisory, legal and other professional service fees, of $1.85 million. Common stock was valued at $16.28 per share using the Company’s average stock price for the five-day period around January 15, 2002. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of five years, a weighted average risk-free rate of 4.5%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $16.28 per share. The intrinsic value of these options, totaling approximately $3.5 million, has been recorded as deferred stock-based compensation. Warrants were valued using the Black-Scholes option pricing model, applying the remaining contractual life of 3.6 years, a weighted average risk-free rate of 4.5%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $16.28 per share.

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

$(1,840)

      The allocation of the consideration for the acquisition of Sensys to its individual assets and liabilities was based on management’s analysis and estimates of the fair values of the acquired assets and liabilities. In addition to the value assigned to IPR&D projects, and Sensys’ tangible assets, specific intangible assets were identified and valued. The identifiable assets included a development contract, trade name, and then-existing developed technology.

      IPR&D consisted of those products not yet proven to be technologically feasible but developed to a point where there was value associated with them in relation to potential future revenue. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Twelve Months Ended
	March 31, 2002

	Pro Forma	As Reported

Net revenues	$84,234	$81,937
Gross profit	16,729	16,523
Operating income (loss)	(62,365)	(52,658)
Net income (loss) before cumulative effect of change in accounting principle	(59,399)	(49,196)
Net income (loss)	$(59,399)	$(49,196)

Net income (loss) per share:
Basic	$(2.12)	$(1.98)
Diluted	$(2.12)	$(1.98)
Weighted average common shares outstanding:
Basic	28,024	24,894
Diluted	28,024	24,894

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      We lease our facilities under non-cancelable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. We are required pursuant to the terms of facility leases to maintain two standby letters of credit totaling $2.6 million.

      Rent expense was approximately $2.2 million, $2.7 million, and $2.3 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. At March 31, 2004, future minimum lease payments under non-cancelable operating leases (facilities and equipment leases) are as follows (in thousands):

Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total

Operating lease obligations	$2,621	$1,935	$579	$558	$93	$—	$5,786

Indemnification

      We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at March 31, 2004, nor have we incurred any losses under such indemnification during the periods covered in this report.

Legal Proceedings

      On April 22, 2002, we filed a patent infringement suit against Boxer Cross Inc. in the United States District Court, Northern District of California. The suit alleged that Boxer Cross’ BX-10 product infringed certain patents held by Therma-Wave related to ion implant monitoring. On June 7, 2002, Boxer Cross filed its amended answer and counterclaims to our complaint and asserted various affirmative defenses to our claims of patent infringement. The pleading also contained various counterclaims including allegations that Therma-Wave’s Therma-Probe product infringed upon certain patents owned by Boxer Cross and also raised claims of misappropriation of trade secrets, tortious interference with contract, unfair competition and unfair business practices. We replied to Boxer Cross’s counterclaims, denying the material allegations and asserting declaratory judgment counterclaims. On April 29, 2003, Applied Materials announced that it had acquired all of the outstanding stock of Boxer Cross. We settled this lawsuit with Boxer Cross and Applied Materials on July 7, 2003. Pursuant to the settlement, Therma-Wave dismissed its pending patent infringement claims with prejudice. Boxer Cross dismissed its pending patent infringement claims without prejudice and dismissed its pending state law claims with prejudice.

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Restructuring, Severance and Other Costs

      The following table summarizes the changes in restructuring, severance and other costs during fiscal 2004 and 2003 (in thousands):

	Liability as of				Liability as of
	March 31,			Non-Cash	March 31,
	2003	Provision	Utilization	Settlement	2004

Severance and workforce reduction	$558	$1,772	$(2,330)	$—	$—
Consolidation of excess facilities	662	82	(524)	—	220
Other costs	134	84	(218)	—	—

Total	$1,354	$1,938	$(3,072)	$—	$220

	Liability as of				Liability as of
	March 31,			Non-Cash	March 31,
	2002	Provision	Utilization	Settlement	2003

Severance and workforce reduction	$184	$2,936	$(2,562)	$—	$558
Consolidation of excess facilities	—	673	(11)	—	662
Fixed assets	—	513	—	(513)	—
Other costs	117	171	(154)	—	134

Total	$301	$4,293	$(2,727)	$(513)	$1,354

      During fiscal 2004, we recorded $1.9 million in charges related to restructuring, severance and other costs. Of this amount, $1.8 million relates to reductions in force in April 2003 and October 2003 of approximately 39 and 22 employees, respectively. An additional $0.1 million was recorded as leased facility charges during the second quarter of 2004 when we entered into a sublease on a previously vacated facility. The $0.1 million charge reflects the difference between the estimated sublease income and the actual sublease income for this facility. As of the end of fiscal 2004, liabilities that we had accrued for severance and other costs had been paid out in full. During fiscal 2003, we recorded $4.3 million in charges related to restructuring, severance and other costs. We closed down two facilities in Santa Clara, California to reduce operating expenses and recorded a $1.2 million charge associated with the abandonment of leased facilities and write-off of fixed assets. We also implemented two reduction-in-force programs affecting approximately 190 people and recorded $2.9 million of severance and $0.2 million of other severance-related costs.

Severance and Workforce Reduction

      In April 2003 and October 2003, the Company reduced its workforce by approximately 39 and 22 employees, respectively, across all functional areas. Severance and related employee benefit costs related to the reduction in force amounted to $1.8 million, including severance paid to employees at the time of their separation, related taxes and benefits, and third party outplacement costs. The Company had paid out all funds due under its workforce reduction program as of the end of the fiscal year 2004.

      In September 2002, the Company reduced its workforce by approximately 115 employees across all functional areas. Severance and related employee benefit costs amounted to $2.9 million. Included in the severance charge were approximately $0.4 million of severance expenses related to the change of the Company’s executive team and the management in its Taiwan branch.

      During fiscal year 2002, we announced and implemented reduction in force programs aimed at bringing operating expenses in line with our operating environment during the period. All terminated employees were notified of their severance and related benefits at the time the programs were announced. The programs

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in a reduction of approximately 130 employees primarily involved in customer service and manufacturing positions.

      In the last quarter of fiscal year 2001, we recorded a $1.7 million severance charge in connection with the retirement of our former Chairman and Chief Technical Officer. All obligations were fulfilled in the fiscal year ended March 31, 2003.

Consolidation of Excess Facilities

      The Company incurred a $0.7 million restructuring charge in fiscal 2003 for two excess facilities leased by Sensys in Santa Clara, California. The Company also vacated a third facility on Kato Road for which it did not incur a restructuring charge due to ongoing use of the facility for storage purposes. The remaining lease obligations on vacated facilities in Santa Clara that are non-cancelable, net of the income from subleasing these facilities, are estimated to be approximately $0.7 million. The income from subleasing these facilities is estimated based upon current comparable rates for leases in the applicable market. If facilities rental rates decrease in the market, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. During fiscal 2004, $0.1 million was recorded as additional leased facility charges when we entered into a sublease on one of the two excess facilities. The $0.1 million charge reflects the difference between the estimated sublease income and the actual sublease income for this facility.

      During fiscal 2003, restructuring costs related to abandoned property and equipment amounted to $0.5 million, which represented the net book value of fixed assets as of March 31, 2003 relating to the consolidation of Sensys’ operations into the Company’s Fremont, California facility. The fixed assets included in the restructuring charges were removed from service prior to March 31, 2003.

Other Costs

      At March 31, 2003, other costs of $0.1 million relate to reduction in force programs such as security service, hotel, counseling services and COBRA. As of the end of fiscal 2004, all accrued liabilities related to other costs of workforce reduction have been paid.

9.	Warranty Accrual

      Under its warranty obligations, the Company is required to repair or replace defective products or parts, generally at a customer’s site, during the warranty period at no cost to the customer. At the time of systems shipment, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. The actual warranty costs may differ from historical experience, and in those cases, the Company adjusts its warranty accrual accordingly. Changes in the warranty accrual during fiscal 2004 and 2003 are summarized as follows (in thousands):

		Provisions for
		Warranties	Settlements of
	Beginning	Issued During	Pre-Existing	Ending
	Balance	the Period	Warranties	Balance

Fiscal year as of and for the year ended March 31, 2004	$983	$2,417	$(1,669)	$1,731

Fiscal year as of and for the year ended March 31, 2003	$1,777	$937	$(1,731)	$983

10.	Treasury Stock

      On August 1, 2002, the Company’s Board of Directors announced a stock repurchase program for the repurchase of up to one million shares of Therma-Wave’s common stock. As of March 31, 2004, the Company

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchased 447,500 shares of common stock at an average price of $2.10 per share, of which 414,168 shares were reissued under our Employee Stock Purchase Plan, 30,675 shares were reissued to pay for consulting services and 2,657 shares were reissued upon exercise of stock options. These shares are to be used for various purposes, including, without limitation, satisfying stock option exercises and employee stock purchase plan requirements. The repurchase program is currently suspended but at any time and from time to time may be reactivated without prior notice.

11.	Goodwill and Other Intangible Assets

      In connection with our acquisition of Sensys Instruments Corporation, effective January 16, 2002, the Company recorded $65.9 million of goodwill and $4.5 million of intangible assets, consisting of developed technology, development contract and trade name. The intangible assets were being amortized on a straight-line basis over the original estimated lives of two to five years.

      The following table summarizes the components of other intangible assets and the related accumulated amortization balances (in thousands):

	March 31, 2004			March 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets
Developed technology	$314	$(314)	$—	$314	$(314)	$—
Development contract	2,415	(2,415)	—	2,415	(604)	1,811
Trade name	197	(197)	—	197	(197)	—

Intangible assets, net	$2,926	$(2,926)	$—	$2,926	$(1,115)	$1,811

      During the quarter ended September 30, 2002, due to operating losses, the absence of positive cash flows, significant declines in our common stock price and uncertainties resulting from the duration and severity of the industry downturn, we assessed the recoverability of the intangible assets related to the Sensys acquisition subject to amortization in accordance with SFAS No. 144 and tested goodwill related to the Sensys acquisition for impairment in accordance with SFAS No. 142. In assessing the recoverability of the intangible assets related to the Sensys acquisition in accordance SFAS No. 144 we projected significantly reduced future cash flows related to Sensys products and therefore we recognized an impairment expense of $0.6 million for developed technology, $0.2 million for a development contract and $0.4 million for trade name intangible assets in the quarter ended September 30, 2002. In addition, during the quarter ended March 31, 2003, we recognized an additional impairment charge of $0.4 million related to trade name intangible assets.

      The goodwill acquisition impairment test under SFAS No. 142 was based on a two-step process involving comparing the estimated fair value of the related reporting unit to its net book value, and comparing the estimated implied fair value of goodwill to its carrying value. As a result of the impairment test, we wrote down goodwill assets by $65.9 million in the quarter ended September 30, 2002.

      During the quarter ended December 31, 2003, due to the termination of a development agreement, we accelerated the amortization on $1.5 million of the related development contract intangible assets.

      Amortization of these acquisition-related intangible assets was $1.8 million, $0.9, and $0.2 for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

      Capitalized patent acquisition costs are included in non-current other assets, net. Capitalized patent acquisition costs are amortized over the estimated useful life of the patent, generally five years. Amortization

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of patent assets was $0.7 million, $0.6 million and $0.4 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

12.	Stock Options, Common Stock and Warrants

Common Stock

      On January 16, 2002, we issued approximately 4.47 million shares of common stock to the former shareholders of Sensys in connection with the Sensys acquisition, of which 540,724 shares were being held in escrow for a period of 18 months and during that time were to be used to satisfy certain working capital adjustments and indemnification claims, as necessary. At the end of the 18 month escrow holding period, the 540,724 escrow shares were distributed to the former shareholders of Sensys.

Stock-Based Compensation

      Stock Options. During fiscal year 1998, we adopted several stock option plans (the “1997 Plans”) whereby the Board of Directors may have granted incentive stock options and non-statutory stock options to employees, directors or consultants.

      In connection with our initial public offering, we adopted the 2000 Equity Incentive Plan, whereby the Board of Directors may grant incentive stock options and non-statutory stock options to employees, directors or consultants. No future grants became available under the 1997 Plans upon the effectiveness of the 2000 Equity Incentive Plan. We have reserved (1) 3,300,000 shares of common stock (2) any shares returned to the 1997 Plans as a result of termination of options and (3) annual increases to be added on the date of each annual meeting of stockholders commencing in 2000 equal to 1.0% of the outstanding shares of common stock, or such lesser amount as may be determined by the Board of Directors, for issuance under the 2000 Equity Incentive Plan.

      Vesting provisions for stock options granted under our stock option plans are determined by the Board of Directors. Generally, unless the Board of Directors specifically determines otherwise at the time of the grant, the options shall vest 25% on first anniversary of the grant and then vest monthly thereafter for the remaining thirty-six months, i.e., one forty-eighth (2.083%) per month from the date of grant, beginning with stock options granted on April 30, 2002. Prior to April 30, 2002, options vested 25% on each of the first four anniversaries from the date of grant. Stock options expire ten years from the date of grant, except for stock options issued September 10, 2003 in the employee stock option exchange program which expire four years from the date of grant. Common shares issued on exercise of options prior to vesting are subject to repurchase if the holder is no longer employed by us.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of our stock option activity, and related information for the years ended March 31, 2004, 2003 and 2002 is as follows:

	Stock Options

			Weighted
	Options Available for	Number of Options	Average Exercise
	Future Issuance	Outstanding	Price Per Option

Balance at March 31, 2001	2,579,735	3,683,967	$12.48
Authorized	241,241	—
Granted	(2,036,810)	2,036,810	10.00
Exercised	—	(132,434)	6.62
Forfeited	572,250	(572,250)	13.95

Balance at March 31, 2002	1,356,416	5,016,093	$11.46
Authorized	292,107	—
Granted	(1,790,828)	1,790,828	1.39
Exercised	—	(24,246)	5.42
Forfeited	1,026,318	(1,026,318)	11.82

Balance at March 31, 2003	884,013	5,756,357	$8.27
Authorized	1,293,755	—	—
Granted	(3,174,844)	3,174,844	2.45
Exercised	—	(96,558)	1.44
Forfeited	3,302,576	(3,302,576)	10.35

Balance at March 31, 2004	2,305,500	5,532,067	$3.81

      The following table summarizes information about stock options outstanding as of March 31, 2004:

				Total Exercisable Stock
	Total Stock Options Outstanding			Options

	Weighted		Weighted		Weighted
	Average		Average		Average
	Remaining		Exercise		Exercise
	Contractual Life	Stock Options	Price Per	Number of	Price Per
	(Years)	Outstanding	Option	Options	Option

Range of exercise prices:
$0.42 - $0.42	8.96	400,000	$0.42	100,000	$0.42
$0.47 - $0.47	9.07	831,050	$0.47	—	$—
$0.60 - $0.66	8.83	565,800	$0.65	151,557	$0.65
$0.82 - $1.37	3.42	78,565	$1.12	78,565	$1.12
$1.64 - $2.35	8.51	575,897	$2.01	128,894	$1.57
$2.38 - $2.38	3.45	935,638	$2.38	—	$—
$2.48 - $3.51	8.94	431,809	$2.84	109,134	$2.48
$4.00 - $4.70	8.91	569,007	$4.24	82,526	$4.08
$6.37 - $8.93	6.70	400,168	$7.50	194,077	$8.64
$10.68 - $15.89	5.03	657,318	$12.28	491,608	$12.30
$18.25 - $27.50	6.27	86,815	$22.74	70,112	$22.64

TOTAL	7.23	5,532,067	$3.81	1,406,473	$7.36

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to March 31, 1996 under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

      For the years ended March 31, 2004, 2003 and 2002, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Years Ended
	March 31,

	2004	2003	2002

Risk-free interest rate	3.985%	3.6%	4.5%
Expected dividend yield	—	—	—
Expected volatility	118%	116%	90%
Expected life in years	3.87	4.5	5

      Employee Stock Purchase Plan. In connection with our initial public offering, we adopted the 2000 Employee Stock Purchase Plan, whereby employees may purchase shares of common stock, at a discounted price through payroll deductions or lump sum cash payments. We have reserved 2,500,000 shares of common stock for issuance under the 2000 Employee Stock Purchase Plan. A total of 510,952, 353,020 and 295,199 shares, respectively, of common stock have been issued under the 2000 Employee Stock Purchase Plan for the years ended March 31, 2004, 2003 and 2002, respectively.

      For the years ended March 31, 2004, 2003 and 2002, the following weighted-average assumptions were used to determine the fair value of purchase rights under the 2000 Employee Stock Purchase Plan:

	Fiscal Years Ended
	March 31,

	2004	2003	2002

Risk-free interest rate	0.86%	1.75%	4.5%
Expected dividend yield	—	—	—
Expected volatility	125%	136%	90%
Expected life in years	1	1	1

      Deferred Stock-Based Compensation. In connection with the Sensys acquisition, we recognized unearned compensation of $3.5 million for stock options granted. Deferred stock-based compensation is amortized to expense over the vesting period using an accelerated method, and may decrease if employees terminate service prior to vesting. We recognized stock-based compensation of $0.6 million, $1.7 million, and $0.6 million in fiscal 2004, 2003 and 2002, respectively, relating to stock-based compensation with respect to the Sensys acquisition.

      During the second quarter of fiscal 2004, we commenced and completed an employee stock option exchange program. The voluntary program allowed Therma-Wave employees, excluding officers and directors, to return to the Company existing options issued before July 1, 2002 with an exercise price greater than $2.00 per share and exchange them for new options that were granted on September 10, 2003. The number of new options granted in the employee stock option exchange program was equal to 75% of the number of options canceled in the exchange. The new option grants have a different vesting schedule from the original option grants and have an exercise price equal to $2.38, the fair market value of our common stock on September 10, 2003. Of the 1,366,570 options eligible for exchange, 1,352,108 options, or 99%, were exchanged for 1,014,144 new options with an exercise price of $2.38. The replacement options are unvested as of March 31, 2004. These replacement options vest 50% on June 11, 2004, and 50% on April 11, 2005 or according to the performance vesting schedules of specific option grants.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the modification to the exercise price of the stock options, the replacement options are accounted for as variable from the date of modification until the option is either exercised, forfeited, canceled or expired. As of March 31, 2004, the Company has recorded approximately $0.7 million in compensation expense. This charge reflects the new options eligible for exchange which were outstanding since September 10, 2003 and reflects options issued to eligible participants within the six months prior to or following September 10, 2003. Due to the options requiring variable accounting treatment, expense is being recorded for the pro-rata vesting over time of these options based on increases in the stock price over and above the exercise price of the new options. In future quarters, the expense could increase as the pro-rata vesting over time for these shares increases and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the net expense previously reported.

      Warrants. In connection with the Sensys acquisition in January 2002, we assumed warrants to purchase 329,490 shares of our common stock. These warrants were fully exercisable in January 2003. Of the 329,490 warrants, 78,516 warrants were still outstanding as of March 31, 2004 and March 31, 2003, respectively. These 78,516 warrants are exercisable at a weighted average exercise price of $3.68 per share for an aggregate purchase value of $0.3 million.

13.	Related Party Transactions

      Ms. Talat Hasan, a former member of our Board of Directors and former Senior Vice President of Therma-Wave and President and Chief Executive Officer of Sensys, is a general partner of Hitek Venture Partners Limited Partnership, or Hitek. Sensys, a wholly owned subsidiary of Therma-Wave, leases from Hitek certain facilities occupied by Sensys in Santa Clara, California. For each of the years ended March 31, 2004, 2003 and 2002, Hitek received $0.3 million, $0.3 million and $45,000, respectively, from the lease of such facilities.

      Mr. David Aspnes, a member of our Board of Directors, is also an owner of Aspnes Associates, Inc. We use Aspnes Associates, Inc. for consulting service on various engineering projects and have paid $5,000, $59,000 and $40,000 to Aspnes Associates, Inc. during fiscal 2004, 2003 and 2002, respectively. Accounts payable to Aspnes Associates, Inc. were $3,000, $6,000 and $4,000 as of March 31, 2004, March 31, 2003 and March 31, 2002, respectively.

      John D’Errico, a member of our Board of Directors, is also Executive Vice President, Storage Components of LSI Logic Corporation. Our revenues from sales to LSI Logic in fiscal 2004 and 2003 were $1,163,000 and $252,000, respectively. As of March 31, 2004 and 2003, the accounts receivable from LSI Logic were $98,000 and $12,000, respectively.

      As of March 31, 2004 and 2003, we had an aggregate $1.1 million in outstanding loans to former members of management. During fiscal 2004, one former executive repaid in full two loans worth $58,000 combined. As of March 31, 2004 loans of approximately $0.2 million that were used by former management to acquire our capital stock are reported in stockholders’ equity as notes receivable from stockholders. Loans of approximately $0.9 million that were used to pay certain tax liabilities incurred by former executives are included in non-current other assets. The $0.2 million in loans used to acquire our capital stock bear interest at the applicable federal rate in effect at the time. The $0.9 million in loans used to pay certain tax liabilities do not bear interest. The individuals who owe us $0.9 million have pledged their Therma-Wave stock as security for these amounts. We have $0.9 million in reserves against the realizeable value of the $0.9 million in loans used to pay certain tax liabilities.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Retirement Plans

      We have a retirement plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Discretionary company contributions accrued, which are based on achieving certain operating profit goals, were $0 in each of fiscal 2004, 2003 and 2002, respectively.

      We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Deferred Executive Compensation Plan. Plan participants self-direct their investments deferred under the plan. In the event the Company becomes insolvent, plan assets are subject to the claims of the general creditors. Since the inception of the plan, we have not made any matching or discretionary contributions to the plan. There are no plan provisions that provide for any guarantees or minimum return on investments. At March 31, 2004, there were approximately 17 participants in the plan and plan assets were approximately $0.5 million. Investment returns of the participants increase or decrease the company’s liability to the participants, thereby impacting our results of operations.

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

      Revenues in each geographic area are recognized according to our revenue recognition policy as described in Note 1 of these Notes to Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales were $47.2 million, $35.4 million, and $50.6 million in fiscal 2004, 2003 and 2002, respectively.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of operations in geographic areas. Other foreign areas include China, Taiwan, Israel and Korea, each of which is individually not material for separate disclosure (in thousands).

				Other Foreign
	U.S.	Japan	UK	Locations	Eliminations	Consolidated

Fiscal Year Ended March 31, 2002
Sales to unaffiliated customers	$75,377	$2,192	$1,534	$2,834	$—	$81,937
Transfers between geographic regions	(1,945)	1,981	940	2,159	(3,135)	—

Total net revenues	$73,432	$4,173	$2,474	$4,993	$(3,135)	$81,937

Operating income (loss)	$(50,465)	$(58)	$242	$(95)	$(2,282)	$(52,658)

Long-lived assets	$94,535	$330	$64	$647	$(6,716)	$88,860
All other identifiable assets	109,553	2,802	3,022	2,503	(5,094)	112,786

Total assets	$204,088	$3,132	$3,086	$3,150	$(11,810)	$201,646

Fiscal Year Ended March 31, 2003
Sales to unaffiliated customers	$41,039	$2,181	$2,220	$3,780	$—	$49,220
Transfers between geographic regions	(1,460)	986	800	1,588	(1,914)	—

Total net revenues	$39,579	$3,167	$3,020	$5,368	$(1,914)	$49,220

Operating income (loss)	$(134,042)	$(116)	$(955)	$(21)	$607	$(134,527)

Long-lived assets	$21,350	$303	$44	$518	$(6,896)	$15,319
All other identifiable assets	60,183	2,333	1,430	2,749	(14,311)	52,384

Total assets	$81,533	$2,636	$1,474	$3,267	$(21,207)	$67,703

Fiscal Year Ended March 31, 2004
Sales to unaffiliated customers	$57,778	$2,355	$1,787	$3,389	$—	$65,309
Transfers between geographic regions	(574)	556	655	1,585	(2,222)	—

Total net revenues	$57,204	$2,911	$2,442	$4,974	$(2,222)	$65,309

Operating income (loss)	$(16,776)	$(218)	$381	$(388)	$(946)	$(17,947)

Long-lived assets	$13,505	$233	$—	$456	$(6,920)	$7,274
All other identifiable assets	54,391	2,383	629	2,657	(2,145)	$57,915

Total assets	$67,896	$2,616	$629	$3,113	$(9,065)	$65,189

THERMA-WAVE, INC.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2004					Fiscal Year 2003

	Q1	Q2	Q3	Q4	Year	Q1	Q2	Q3	Q4	Year

Net revenues	$11,903	$14,066	$19,866	$19,474	$65,309	$14,949	$10,945	$10,249	$13,077	$49,220
Gross profit (loss)	$2,832	$5,567	$9,962	$8,448	$26,809	$3,078	$(7,024)	$16	$(1,911)	$(5,841)
Operating loss	$(9,339)	$(5,782)	$(1,027)	$(1,799)	$(17,947)	$(11,624)	$(90,399)	$(13,347)	$(19,157)	$(134,527)
Net loss	$(9,534)	$(5,728)	$(1,031)	$(1,800)	$(18,093)	$(11,303)	$(89,886)	$(13,290)	$(19,125)	$(133,604)
Net loss per share:
Basic and diluted	$(0.33)	$(0.19)	$(0.03)	$(0.05)	$(0.56)	$(0.40)	$(3.16)	$(0.47)	$(0.66)	$(4.69)

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      We maintain “disclosure controls and procedures,” as this term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designated to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      During fiscal year 2003, we identified two material weaknesses related to controls surrounding evaluating and reporting revenue transactions, particularly in the Asia/ Pacific region, and our processes relating to account analysis and reconciliations, including lack of timely management review. As a result, in fiscal 2004, we implemented several changes and additions to our internal controls and procedures. We have not identified similar material weaknesses or any other material weaknesses during fiscal year 2004.

      Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared.

      There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning directors and executive officers of Therma-Wave, Inc. will appear in the proxy statement for our 2004 annual stockholders meeting, under the “Management” section. This portion of the proxy statement is incorporated herein by reference.

      We have adopted a Code of Ethics that applies to all of our officers, directors and employees. The Code of Ethics is filed as an exhibit to this annual report on Form 10-K.

Item 11.	Compensation of Executive Officers

      Information concerning compensation of executive officers of Therma-Wave, Inc. will appear in the proxy statement for our 2004 annual stockholders meeting, under the “Management” section. This portion of the proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information concerning the security ownership of certain beneficial owners and management will appear in Therma-Wave’s proxy statement for our 2004 annual stockholders meeting, under the “Principle Stockholders” section. This portion of the proxy statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions will appear in the proxy statement for our 2004 annual stockholders meeting, under the “Certain Relationships and Related Transactions” section. This portion of the proxy statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      PricewaterhouseCoopers LLP, who have been our independent registered public accounting firm for the past fiscal year, have again been selected by the audit committee to be Therma-Wave’s independent public accountants for fiscal year 2005.

      The following table sets forth the aggregate fees billed or to be billed by PricewaterhouseCoopers for the following services during fiscal years 2004, 2003 and 2002. Under the SEC’s new rule on auditor independence, which is effective for the first fiscal year ending after December 15, 2003 and was adopted as a result of implementing the Sarbanes-Oxley Act of 2002, the fees are categorized as follows:

Category of Fees	2004	2003

Audit fees	$440,034	$216,260
Audit-related fees	365,000	161,450
Tax fees	7,391	140,499

Total	$812,425	$518,209

      Audit fees. Aggregate fees for the years ended March 31, 2004 and March 31, 2003, respectively, were for professional services rendered for the audits of our consolidated financial statements and limited reviews of our unaudited condensed consolidated interim financial statements, issuance of consents and assistance with review of documents filed with the SEC, including filings related to the private placement of common stock that we completed in September 2003.

      Audit-related fees. Audit-related fees for the years ended March 31, 2004 and 2003, respectively, included services related to investigation work in connection with the review of certain of our financial statements and quarterly reports for fiscal year 2004 and 2003 and services related to due diligence of a potential acquisition in fiscal 2003.

      Tax fees. Aggregate fees for the years ended March 31, 2004 and March 31, 2003, respectively, were for services related to tax compliance, including the preparation of tax returns and claims for refunds, tax planning and tax advice, including assistance with tax audits, assistance with ex-patriot tax return calculations for employee compensation purposes, assistance with documentation and filing for certain tax credits and advice related to mergers and acquisitions.

      Our audit committee has considered the role of PricewaterhouseCoopers LLP in providing tax and audit services and other non-audit services to Therma-Wave and has concluded that such services are compatible with PricewaterhouseCoopers LLP’s independence as our accountants.

      Our audit committee must now pre-approve all non-audit services provided to us by our independent accountants. According to our revised audit committee charter, a copy of which will be filed as an appendix to our proxy statement for the 2004 annual stockholders meeting, this pre-approval authority may be delegated to a single member of the audit committee and then reviewed by the entire audit committee at the committee’s next meeting. Approvals of non-audit services will be publicly disclosed in our periodic reports filed with the SEC. For the fiscal year 2004, all non-audit services were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

      1. Consolidated Financial Statements — See “Item 8. Financial Statements and Supplementary Data”

      2. Financial Statement Schedules:

THERMA-WAVE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at
	Beginning of			Balance at
Description	Period	Additions	Deductions(1)	End of Period

Year Ended March 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$1,553	$658	$1,304	$907
Year Ended March 31, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$2,024	$222	$693	$1,553
Year Ended March 31, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable(2)	$1,096	$1,295	$367	$2,024

      All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

      3. Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to the Exhibit 3.1 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 3.1 in Therma-Wave’s quarterly report on Form 10-Q for the period ended September 29, 2002.)
3.3	Amended and Restated By-Laws of Therma-Wave. (Incorporated herein by reference to Exhibit 3.2 in Therma-Wave’s annual report on Form 10-K for the period ended April 1, 2001.)
4.1	Form of Registration Rights Agreement, dated as of January 16, 2002, among Therma-Wave, Inc., Sensys Instruments Corporation and each holder of Sensys Instruments Corporation capital stock. (Incorporated herein by reference to Exhibit 4.1 in Therma-Wave’s current report on Form 8-K, as filed with the Commission on December 19, 2001.)
4.2	Form of certificate representing shares of Common Stock. (Incorporated herein by reference to Exhibit 4.6 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)

Exhibit
Number		Description

4.3		Registration Rights Agreement, dated as of September 15, 2003, by and among Therma-Wave, Inc. and the holders named therein. (Incorporated herein by reference to Exhibit 4.6 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-110162.)
10	.1#	Employment Agreement, dated as of January 16, 2002, by and between Therma-Wave, Inc. and Rodney Smedt. (Incorporated herein by reference to Exhibit 10.1 in Therma-Wave’s annual report for the year ended March 30, 2003.)
10.2		Loan and Security Agreement, dated June 13, 2003, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.2 in Therma-Wave’s annual report for the year ended March 30, 2003.)
10	.3#	Stock Option Agreement, dated as of March 15, 2003, by and between Therma-Wave, Inc. and Papken S. Der Torossian. (Incorporated herein by reference to Exhibit 10.46 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)
10	.4#	Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal. (Incorporated herein by reference to Exhibit 10.4 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10	.5#	Stock Option Agreement, dated as of February 5, 2003, by and between Therma-Wave, Inc. and Boris Lipkin. (Incorporated herein by reference to Exhibit 10.44 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)
10	.6#	Offer Letter, Board Services, dated as of March 12, 2003, from Therma-Wave, Inc. to Papken S. Der Torossian. (Incorporated herein by reference to Exhibit 10.45 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)
10	.7#	Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave, Inc. and Jon L. Opsal. (Incorporated herein by reference to Exhibit 10.9 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10	.8#	Employment Agreement dated as of February 5, 2003, by and between Therma-Wave, Inc. and Boris Lipkin. (Incorporated herein by reference to Exhibit 10.43 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)
10	.9#	Amendment No. 2, dated as of March 25, 2004, to the Employment Agreement by and between Therma-Wave, Inc. and Boris Lipkin.
10.10		Development License Agreement, dated June 12, 1992, by and among Therma-Wave and Therma-Wave K.K., Toray Industries, Inc. and Shimadzu Corporation. (Incorporated herein by reference to Exhibit 10.12 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10.11		New Development Agreement, dated December 22, 1995, by and between Therma-Wave and Toray Industries, Inc. (Incorporated herein by reference to Exhibit 10.13 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10.12		Lease Agreement, dated as of May 26, 1995, by and between Therma-Wave and Sobrato Interests. (Incorporated herein by reference to Exhibit 10.14 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10	.13#	Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.22 to Therma-Wave’s annual report on Form 10-K for the period ended March 31, 2000.)
10	.14#	Amendment No. 1 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.2 in Therma-Wave’s Registration Statement on Form S-8 (Registration No. 333-83282).)
10.15		Loan Modification Agreement, dated as of July 24, 2003, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.39 to Therma-Wave’s quarterly report for the quarter ended June 29, 2003.)
10.16		Loan Modification Agreement, dated as of May 4, 2004, by and between Therma-Wave, Inc. and Silicon Valley Bank.

Exhibit
Number		Description

10	.17#	Therma-Wave, Inc. 1997 Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.20 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10	.18#	Form of Stock Option Agreement under the 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.39 to Therma-Wave’s quarterly report on Form 10-Q for the period ended June 30, 2002.)
10	.19#	Employment Agreement, dated as of August 10, 1998, by and between Therma-Wave and L. Ray Christie. (Incorporated herein by reference to Exhibit 10.27 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)
10	.20#	Amended and Restated Therma-Wave 2000 Employee Stock Purchase Plan. (Incorporate herein by reference to Exhibit 10.26 to Therma-Wave’s annual report on Form 10-K for the period ended March 31, 2000.)
10	.21#	Amendment No. 1 to Therma-Wave, Inc. 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.26.1 to Therma-Wave’s quarterly report on Form 10-Q for the period ended July 1, 2001.)
10	.22#	Amendment No. 2 to the 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.26.2 to Therma-Wave’s amended quarterly report on Form 10-Q/ A for the period ended September 29, 2002.)
10	.23#	Amendment No. 3 to the 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.29 in Therma-Wave’s annual report for the year ended March 30, 2003.)
10	.24#	1997 Employee Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.30 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).
10	.25#	Therma-Wave Executive Deferred Compensation Plan, effective January 1, 2000. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
10.26		Lease between Minos Management, Inc. as Landlord, and Therma-Wave as Tenant, dated May 31, 2000. (Incorporated herein by reference to Exhibit 10.32 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
10	.27#	Form of Indemnification Agreement with directors and executive officers. (Incorporated herein by reference to Exhibit 10.33 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
10	.28#	1997 Special Employee Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)
10	.29#	Amendment No. 1 to Employment Agreement, dated as of August 21, 2003, between Boris Lipkin and Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 10.39 to Therma-Wave’s quarterly report for the quarter ended September 28, 2003.)
10	.30#	Amendment No. 1 to Employment Agreement, dated as of August 21, 2003, between L. Ray Christie and Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 10.40 to Therma-Wave’s quarterly report for the quarter ended September 28, 2003.)
10.31		Borrower Agreement, dated as of June 4, 2004, by and between Therma-Wave, Inc. and the Export-Import Bank of the United States.
14.1		Code of Ethics applicable to all employees.
21.1		Subsidiaries of Therma-Wave. (Incorporated herein by reference to Exhibit 21.1 to Therma-Wave’s annual report on Form 10-K for the year ended March 30, 2003.)
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors.

*	Confidential treatment has been granted for portions of this agreement.

#	Denotes management contract or compensatory plan.

      (b) Reports on Form 8-K

      On January 28, 2004 we furnished a current report on Form 8-K, item 12, announcing our results for the quarter ended December 28, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMA-WAVE, INC.

By:	/s/ BORIS LIPKIN

Boris Lipkin
President, Chief Executive Officer and Director

Dated: June 14, 2004

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Boris Lipkin and L. Ray Christie, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAPKEN S. DER TOROSSIAN Papken S. Der Torossian	Chairman of the Board	June 14, 2004

/s/ BORIS LIPKIN Boris Lipkin	President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2004

/s/ L. RAY CHRISTIE L. Ray Christie	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 14, 2004

/s/ DAVID ASPNES David Aspnes	Director	June 14, 2004

/s/ G. LEONARD BAKER G. Leonard Baker	Director	June 14, 2004

Signature	Title	Date

/s/ DAVID DOMINIK David Dominik	Director	June 14, 2004

/s/ JOHN D’ERRICO John D’Errico	Director	June 14, 2004

/s/ PETER R. HANLEY Peter R. Hanley	Director	June 14, 2004

/s/ NAM PYO SUH Nam Pyo Suh	Director	June 14, 2004

/s/ LAWRENCE TOMLINSON Lawrence Tomlinson	Director	June 14, 2004

Exhibit Index

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to the Exhibit 3.1 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
3.2		Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 3.1 in Therma-Wave’s quarterly report on Form 10-Q for the period ended September 29, 2002.)
3.3		Amended and Restated By-Laws of Therma-Wave. (Incorporated herein by reference to Exhibit 3.2 in Therma-Wave’s annual report on Form 10-K for the period ended April 1, 2001.)
4.1		Form of Registration Rights Agreement, dated as of January 16, 2002, among Therma-Wave, Inc., Sensys Instruments Corporation and each holder of Sensys Instruments Corporation capital stock. (Incorporated herein by reference to Exhibit 4.1 in Therma-Wave’s current report on Form 8-K, as filed with the Commission on December 19, 2001.)
4.2		Form of certificate representing shares of Common Stock. (Incorporated herein by reference to Exhibit 4.6 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)
4.3		Registration Rights Agreement, dated as of September 15, 2003, by and among Therma-Wave, Inc. and the holders named therein. (Incorporated herein by reference to Exhibit 4.6 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-110162.)
10	.1#	Employment Agreement, dated as of January 16, 2002, by and between Therma-Wave, Inc. and Rodney Smedt. (Incorporated herein by reference to Exhibit 10.1 in Therma-Wave’s annual report for the year ended March 30, 2003.)
10.2		Loan and Security Agreement, dated June 13, 2003, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.2 in Therma-Wave’s annual report for the year ended March 30, 2003.)
10	.3#	Stock Option Agreement, dated as of March 15, 2003, by and between Therma-Wave, Inc. and Papken S. Der Torossian. (Incorporated herein by reference to Exhibit 10.46 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)
10	.4#	Employment Agreement, dated as of May 16, 1997, by and between Therma-Wave and Jon L. Opsal. (Incorporated herein by reference to Exhibit 10.4 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10	.5#	Stock Option Agreement, dated as of February 5, 2003, by and between Therma-Wave, Inc. and Boris Lipkin. (Incorporated herein by reference to Exhibit 10.44 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)
10	.6#	Offer Letter, Board Services, dated as of March 12, 2003, from Therma-Wave, Inc. to Papken S. Der Torossian. (Incorporated herein by reference to Exhibit 10.45 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)
10	.7#	Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave, Inc. and Jon L. Opsal. (Incorporated herein by reference to Exhibit 10.9 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10	.8#	Employment Agreement dated as of February 5, 2003, by and between Therma-Wave, Inc. and Boris Lipkin. (Incorporated herein by reference to Exhibit 10.43 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)
10	.9#	Amendment No. 2, dated as of March 25, 2004, to the Employment Agreement by and between Therma-Wave, Inc. and Boris Lipkin.
10.10		Development License Agreement, dated June 12, 1992, by and among Therma-Wave and Therma-Wave K.K., Toray Industries, Inc. and Shimadzu Corporation. (Incorporated herein by reference to Exhibit 10.12 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10.11		New Development Agreement, dated December 22, 1995, by and between Therma-Wave and Toray Industries, Inc. (Incorporated herein by reference to Exhibit 10.13 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)

Exhibit
Number		Description

10.12		Lease Agreement, dated as of May 26, 1995, by and between Therma-Wave and Sobrato Interests. (Incorporated herein by reference to Exhibit 10.14 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10	.13#	Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.22 to Therma-Wave’s annual report on Form 10-K for the period ended March 31, 2000.)
10	.14#	Amendment No. 1 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.2 in Therma-Wave’s Registration Statement on Form S-8 (Registration No. 333-83282).)
10.15		Loan Modification Agreement, dated as of July 24, 2003, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.39 to Therma-Wave’s quarterly report for the quarter ended June 29, 2003.)
10.16		Loan Modification Agreement, dated as of May 4, 2004, by and between Therma-Wave, Inc. and Silicon Valley Bank.
10	.17#	Therma-Wave, Inc. 1997 Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.20 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10	.18#	Form of Stock Option Agreement under the 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.39 to Therma-Wave’s quarterly report on Form 10-Q for the period ended June 30, 2002.)
10	.19#	Employment Agreement, dated as of August 10, 1998, by and between Therma-Wave and L. Ray Christie. (Incorporated herein by reference to Exhibit 10.27 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)
10	.20#	Amended and Restated Therma-Wave 2000 Employee Stock Purchase Plan. (Incorporate herein by reference to Exhibit 10.26 to Therma-Wave’s annual report on Form 10-K for the period ended March 31, 2000.)
10	.21#	Amendment No. 1 to Therma-Wave, Inc. 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.26.1 to Therma-Wave’s quarterly report on Form 10-Q for the period ended July 1, 2001.)
10	.22#	Amendment No. 2 to the 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.26.2 to Therma-Wave’s amended quarterly report on Form 10-Q/ A for the period ended September 29, 2002.)
10	.23#	Amendment No. 3 to the 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.29 in Therma-Wave’s annual report for the year ended March 30, 2003.)
10	.24#	1997 Employee Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.30 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).
10	.25#	Therma-Wave Executive Deferred Compensation Plan, effective January 1, 2000. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
10.26		Lease between Minos Management, Inc. as Landlord, and Therma-Wave as Tenant, dated May 31, 2000. (Incorporated herein by reference to Exhibit 10.32 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
10	.27#	Form of Indemnification Agreement with directors and executive officers. (Incorporated herein by reference to Exhibit 10.33 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
10	.28#	1997 Special Employee Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)
10	.29#	Amendment No. 1 to Employment Agreement, dated as of August 21, 2003, between Boris Lipkin and Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 10.39 to Therma-Wave’s quarterly report for the quarter ended September 28, 2003.)

Exhibit
Number		Description

10	.30#	Amendment No. 1 to Employment Agreement, dated as of August 21, 2003, between L. Ray Christie and Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 10.40 to Therma-Wave’s quarterly report for the quarter ended September 28, 2003.)
10.31		Borrower Agreement, dated as of June 4, 2004, by and between Therma-Wave, Inc. and the Export-Import Bank of the United States.
14.1		Code of Ethics applicable to all employees.
21.1		Subsidiaries of Therma-Wave. (Incorporated herein by reference to Exhibit 21.1 to Therma-Wave’s annual report on Form 10-K for the year ended March 30, 2003.)
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Risk Factors.

*	Confidential treatment has been granted for portions of this agreement.

#	Denotes management contract or compensatory plan.