Form 10-Q
period 2004-06-27
THERMA WAVE INC
filed 2004-08-05
CIK 828119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

     Indicate the number of shares of the issuer’s class of common stock, as of the latest practical date:

Class	Outstanding as of June 27, 2004
Common stock, $.01 par value	35,802,081

THERMA-WAVE, INC.

Note: The first quarters of fiscal years 2005 and 2004 and the fiscal year 2004 ended on June 27, 2004, June 29, 2003 and March 28, 2004, respectively. For presentation purposes, the accompanying condensed consolidated financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	March 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$21,148	$23,899
Accounts receivable, net	16,219	14,772
Inventories	21,109	17,169
Other current assets	1,959	2,075

Total current assets	60,435	57,915
Property and equipment, net	4,147	4,564
Other assets, net	2,704	2,710

Total assets	$67,286	$65,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,024	$7,420
Accrued liabilities	15,630	15,730
Deferred revenues	6,631	6,887

Total current liabilities	31,285	30,037
Non-current deferred revenues	1,887	1,815
Other long-term liabilities	1,210	1,073

Total liabilities	34,382	32,925

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	357	355
Additional paid-in capital	336,521	335,012
Notes receivable from stockholders	(174)	(174)
Accumulated other comprehensive loss	(812)	(735)
Deferred stock-based compensation	(794)	(1,172)
Accumulated deficit	(302,194)	(301,022)

Total stockholders’ equity	32,904	32,264

Total liabilities and stockholders’ equity	$67,286	$65,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,
	2004	2003
Net revenues
Product	$16,189	$6,807
Services and parts	4,962	5,096

Total net revenues	21,151	11,903
Cost of revenues (including stock-based compensation of $318 and $1)	10,431	9,071

Gross profit	10,720	2,832
Operating expenses:
Research and development (excluding stock-based compensation of $886 and $124)	4,379	4,948
Selling, general and administrative (excluding stock-based compensation of $547 and $86)	5,756	5,529
Restructuring, severance and other	373	1,484
Stock-based compensation	1,433	210

Total operating expenses	11,941	12,171

Operating loss	(1,221)	(9,339)

Other income (expense):
Interest expense	—	(21)
Interest income	42	37
Other, net	10	(211)

Total other income (expense), net	52	(195)

Net loss	(1,169)	(9,534)

Net loss per share:
Basic and Diluted	$(0.03)	$(0.33)

Weighted average common shares outstanding:
Basic and Diluted	35,637	28,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended June 30,
	2004	2003
Operating activities:
Net loss	$(1,169)	$(9,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	663	1,407
Amortization of intangible assets	198	118
Amortization of deferred stock-based compensation	1,751	211
Credit for doubtful accounts receivable	(48)	(827)
Inventory provision	983	1,726
Loss on disposal of property and equipment	—	86
Loss on sale of an investment	—	125
Changes in operating assets and liabilities:
Accounts receivable	(1,399)	4,626
Inventories	(4,923)	1,195
Other assets	123	774
Accounts payable	1,604	953
Accrued and other liabilities	37	(1,873)
Deferred revenues	(184)	640

Net cash used by operating activities	(2,364)	(373)

Investing activities:
Purchases of property and equipment	(246)	(17)
Proceeds from sale of an investment	—	375
Purchase of patents and others	(199)	(209)

Net cash provided (used) by investing activities	(445)	149

Financing activities:
Restricted cash	—	(2,436)
Proceeds from issuance of common stock	135	60
Proceeds from note receivable from stockholders	—	22

Net cash provided (used) by financing activities	135	(2,354)

Effect of exchange rates on cash	(77)	115

Net decrease in cash and cash equivalents	(2,751)	(2,463)
Cash and cash equivalents at beginning of period	23,899	13,695

Cash and cash equivalents at end of period	$21,148	$11,232

Supplementary disclosures:
Cash paid for interest	$—	$17
Cash paid for taxes	$64	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMA-WAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. (we, our, the “Company”) and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2004, the operating results for the three months ended June 30, 2004 and 2003, and the cash flows for the three months ended June 30, 2004 and 2003. These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2004.

     The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on April 3, 2005.

     The first quarters of fiscal years 2005 and 2004 and the fiscal year 2004 ended on June 27, 2004, June 29, 2003 and March 28, 2004, respectively. For presentation purposes, the accompanying unaudited condensed consolidated financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.

     Revenue Recognition

     Revenues are recognized when the contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained, if applicable. Shipments typically are made in compliance with shipment requirements specified in our customer’s purchase order. Freight terms of sales are FOB shipping point unless otherwise negotiated and agreed in written form between our customer and us.

     Systems Revenues. Systems (product) sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenues in the amount of the greater of the fair market value of installation and related post shipment services and a percentage of payment subject to final acceptance. Systems revenues are allocated on a fair value basis to each component of the multiple-element arrangement. Revenues on each element are recognized when the contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained, if applicable. Estimated contractual warranty obligations are recorded when related systems sales are shipped.

     Systems revenues on newly introduced products are deferred at shipment and recognized upon customer final acceptance. Systems revenues are also deferred when the customer has the right to return the product for credit. In such cases, systems revenues are not recognized until all of the following conditions have been evidenced after the customer’s purchase order has been fulfilled: the right of return has expired and any potential returns would require authorization by our company under warranty provisions; the price of sales is fixed or determinable; the payment terms are fixed and enforceable and collectibility is reasonably assured.

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

     Reclassifications

     Certain prior year amounts in the unaudited condensed consolidated statements of cash flows have been changed to conform to current period classifications.

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

     Had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans and employee stock purchase plans, consistent with the methodology prescribed under SFAS No. 123, our pro forma net loss and pro forma net loss per share under SFAS No. 123 would have been:

	Three Months Ended June 30,
	2004	2003
Net loss (in thousands):
As reported	$(1,169)	$(9,534)
Stock-based employee compensation expense included in the determination of net loss, as reported	1,751	211
Stock-based employee compensation expense determined using fair value method	(1,401)	(1,196)

Pro forma net loss	$(819)	$(10,519)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.33)
Pro forma	$(0.02)	$(0.37)

     The weighted average grant-date fair value of our stock options was $2.95 and $0.38 for the three months ended June 30, 2004 and 2003, respectively. These values were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended June 30,
	2004	2003
Risk-free interest rate	3.1%	3.5%
Expected dividend yield	—	—
Expected volatility	100%	119%
Expected life in years	5.0	4.5

     The weighted average grant-date fair value of our stock purchase rights granted under our employee stock purchase plans was $0.17 and $0.18 for the three months ended June 30, 2004 and 2003, respectively. These values were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended June 30,
	2004	2003
Risk-free interest rate	1.2%	0.4%
Expected dividend yield	—	—
Expected volatility	60%	147%
Expected life in years	1.25	0.25

2. Balance Sheet Components

	June 30,	March 31,
	2004	2004
	(In thousands)
Inventories:
Purchased materials	$8,800	$6,066
Systems in process	8,944	8,158
Finished systems	3,365	2,945

Total inventories	$21,109	$17,169

	June 30,	March 31,
	2004	2004
	(In thousands)
Property and equipment:
Laboratory and test equipment	$6,122	$6,014
Office furniture and equipment	10,157	10,100
Machinery and equipment	812	819
Leasehold improvements	8,626	8,612

Total property and equipment, gross	25,717	25,545
Accumulated depreciation and amortization	(21,570)	(20,981)

Total property and equipment, net	$4,147	$4,564

     During the first quarter of fiscal 2005, the company disposed of fully depreciated equipment having a gross value of $0.1 million and accumulated depreciation of $0.1 million. There was no gain or loss on disposal.

	June 30,	March 31,
	2004	2004
	(In thousands)
Accrued liabilities:
Accrued compensation and related expenses	$3,042	$2,368
Accrued warranty	1,626	1,731
Commissions payable	1,169	893
Income tax payable	4,845	4,870
Other accrued liabilities	4,948	5,868

Total accrued liabilities	$15,630	$15,730

3. Comprehensive Loss

     Comprehensive loss consists of net loss for the period and the change in accumulated foreign currency translation adjustments during the period. For the three months ended June 30, 2004 and 2003, comprehensive loss amounted to approximately $1.2 million and $9.4 million, respectively.

4. Deferred Revenues

     Deferred revenues arise from systems (product) sales and service contracts. Revenues on service contracts are deferred and recognized on a straight-line basis over the respective contract term. Systems sales are accounted for as multiple-element arrangements that require the deferral of a significant portion of revenues in the amount of the greater of the fair market value of installation and related post shipment services and the percentage of payment subject to final acceptance. Systems revenues are allocated on a fair value basis to each component of the multiple-element arrangement. Revenues on each element are recognized when contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer final acceptance has been obtained if applicable.

     In accordance with SAB 104, we evaluate our systems sales to determine the appropriate timing for revenue recognition for each of the multiple elements involved in each sale. This sometimes results in deferrals of revenues from the period in which the tool is shipped to future periods.

     Systems revenues are also deferred when the customer has the right to return the product for credit. In such cases, revenues are recognized after the right of return has expired and any potential returns would require authorization by our company under warranty provisions and after all other revenue recognition criteria has been met.

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

	June 30,
	2004	2003
Common stock held in escrow account	—	541
Stock options	5,510	5,632
Warrants	79	79

     In connection with our acquisition of Sensys Instruments Corporation, or Sensys, on January 16, 2002, 540,724 shares of Therma-Wave common stock issuable to the former shareholders of Sensys were held in escrow for a period of 18 months and during that time could have been used to satisfy certain working capital adjustments and indemnification claims. Effective July 16, 2003, all the shares held in the escrow account were released to former shareholders of Sensys.

     For the three months ended June 30, 2004 and 2003, anti-dilutive stock options have a weighted average exercise price of $5.29 and $12.11, respectively. The warrants outstanding at June 30, 2004 that were excluded from the above calculation had a weighted average exercise price of $3.68.

6. Commitments and Contingencies

     We lease our facilities under non-cancelable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. We are required pursuant to the terms of facility leases to maintain two standby letters of credit totaling $2.6 million. No amounts have been drawn against these standby letters of credit.

     Rent expense was approximately $0.7 million and $0.8 million for the fiscal quarters ended June 30, 2004 and 2003, respectively. At June 30, 2004, future minimum lease payments under non-cancelable operating leases (facilities and equipment leases) and sub-lease income due to us under an existing sub-lease of an excess facility are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Contractual Obligations
Operating lease obligations	$1,882	$1,807	$579	$558	$47	$—	$4,873

Sub-lease income (see Note 8)	$20	—	—	—	—	—	$20

7. Financing Arrangements

     In June 2003, we entered into a loan and security agreement with Silicon Valley Bank (SVB). The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM), guaranteed revolving line of credit. These bank credit facilities allow us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50%. The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75%. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of June 30, 2004, we had $4.6 million in outstanding letters of credit under this agreement. The credit facilities originally matured on June 13, 2004, but we have recently extended these credit facilities for one additional year. As of June 30, 2004, we were in compliance with all the covenants in the agreement. No amounts have been drawn against these standby letters of credit.

Indemnification

     We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at June 30, 2004, nor have we incurred any losses under such indemnification during the periods covered in this report.

Legal Proceedings

     We are not aware of any material legal proceedings pending against us. We may be required to initiate additional litigation in order to enforce any patents issued to or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, we may be subject to additional lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed above in the prior risk factor, could subject us to significant liabilities or require us to cease using or to pay license fees for proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

8. Restructuring, Severance and Other Costs

     The following table summarizes the changes in restructuring, severance and other costs during the three months ended June 30, 2004 and 2003, respectively (in thousands):

	Liability as of			Liability as of
	March 31, 2004	Provision	Utilization	June 30, 2004
Consolidation of excess facilities	$220	$373	$(119)	$474

	Liability as of			Liability as of
	March 31, 2003	Provision	Utilization	June 30, 2003
Severance and workforce reduction	$558	$1,392	$(1,583)	$367
Consolidation of excess facilities	662	—	(144)	518
Other	134	92	(145)	81

	$1,354	$1,484	$(1,872)	$966

     Our restructuring liability as of June 30, 2004 for consolidation of excess facilities includes the benefit of an estimate of future sub-lease income on one excess facility. Should no sub-lease of that facility occur, our undiscounted maximum exposure due to the consolidation of excess facilities is $0.6 million.

     In June 2004, we changed our estimate of the potential sub-lease income related to one of our previously abandoned excess facilities, and also changed the estimated date by which the facility is likely to be sub-leased. Due to these changes in estimate, we recognized an additional $0.4 million restructuring charge in the quarter ended June 30, 2004. If rental rates decrease in the market, or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. We anticipate that the accrued liability at June 30, 2004 of $0.5 million will be paid out by March 2006.

9. Warranty Accrual

     At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Changes in the warranty accrual during the three months ended June 30, 2004 and 2003, respectively, are summarized (in thousands) as follows:

		Provision for	Settlement of
	Beginning	Warranties Issued	Pre-Existing	Ending
	Balance	During the Period	Warranties	Balance
Three Months Ended June 30, 2004	$1,731	$353	$(458)	$1,626

Three Months Ended June 30, 2003	$983	$472	$(316)	$1,139

10. Other Assets, Net

     Capitalized patent acquisition costs are included in non-current other assets, net. Capitalized patent acquisition costs are amortized over the estimated useful life of the patent, generally five years. During the quarter ended June 30, 2004 amortization of patent assets was $0.2 million, compared to $0.1 million for the quarter ended June 30, 2003.

11. Employee Stock Option Exchange

     During the second quarter of fiscal 2004, we commenced and completed an employee stock option exchange program. The voluntary program allowed Therma-Wave employees, excluding officers and directors, to return to the Company existing options issued before July 1, 2002 with an exercise price greater than $2.00 per share and exchange them for new options that were granted on September 10, 2003. The number of new options granted in the employee stock option exchange program was equal to 75% of the number of options canceled in the exchange. The new option grants have a different vesting schedule from the original option grants and have an exercise price equal to $2.38, the fair market value of our common stock on September 10, 2003. Of the 1,366,570 options eligible for exchange, 1,352,108 options, or 99%, were exchanged for 1,014,144 new options with an exercise price of $2.38. The replacement options vested 50% on June 11, 2004, and will vest the remaining 50% on April 11, 2005 or according to the performance vesting schedules of specific option grants. As a result of the modification to the exercise price of the stock options, the replacement options are accounted for as variable from the date of modification until the option is either exercised, forfeited, canceled or expired.

     The Company has recorded amortization of deferred compensation expense related to the variable accounting treatment for stock options of $1.5 million in the quarter ended June 30, 2004. These charges reflect the new options eligible for exchange that were outstanding since September 10, 2003 and reflect options issued to eligible participants within the six months prior to or following September 10, 2003. Due to variable accounting, expense is being recorded for the pro-rata vesting of these options over time based on increases in the stock price over and above the exercise price of the new options. In future quarters, the expense could increase as more shares become vested and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the net expense previously reported.

12. Segment Information

     We operate in one product segment as we manufacture, market and service process control metrology systems within the semiconductor equipment market. All products and services are marketed in each geographic region in which we operate. Our current product offerings qualify for aggregation under SFAS No. 131 as our products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.

     Net revenues from external customers are attributed to individual countries based on the location to which the products or services are being delivered. Revenues from Europe are the sum of net revenues generated in the United Kingdom, Germany, France, Italy, Israel and Ireland, among others, each of which does not represent greater than 10% of total net revenues. The following table summarizes the percentage of our total net revenues by geography for the three months ended June 30, 2004 and 2003, respectively.

	Three Months Ended June 30,
Revenues by Country	2004	2003
United States	25%	57%
Singapore	18	4
Korea	17	3
China	12	7
Japan	12	15
Europe	10	8
Taiwan	6	6

TOTAL	100%	100%

     Revenues in each geographic area are recognized according to our revenue recognition policy as described in

Note 1 to the accompanying Notes to Condensed Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales were $15.8 million and $5.2 million in the first quarters of fiscal 2005 and 2004, respectively.

     Two customers each accounted for 17% and 13% of our net revenues for the three months ended June 30, 2004. For the three months ended June 30, 2003, one customer accounted for 32% of our net revenues.

     The following is a summary of operations in geographic areas (in thousands). The revenues reported here reflect the location of operations, not the location to which the products were delivered. Other foreign areas include the United Kingdom, Japan, China, Taiwan, Israel and Korea, each of which is individually not material for separate disclosure.

	U.S.	All Other Locations	Eliminations	Consolidated
Three Months Ended June 30, 2004
Sales to unaffiliated customers	$18,783	$2,368	$—	$21,151
Transfers between geographic regions	(372)	(411)	783	—

Total net revenues	$18,411	$1,957	$783	$21,151

Operating income (loss)	$(1,065)	$(166)	$10	$(1,221)

Three Months Ended June 30, 2003
Sales to unaffiliated customers	$9,701	$2,202	$—	$11,903
Transfers between geographic regions	(287)	(504)	791	—

Total net revenues	$9,414	$1,698	$791	$11,903

Operating income (loss)	$(9,190)	$191	$(340)	$(9,339)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Reform Act of 1995, which are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The words “believe,” “expect,” “anticipate,” “intend” and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Statements relating to our ability to manage our costs and reduce operating expenses, sustain our operations and cash position, continue the successful development and introduction of new products and improvement of current products, and trends in our financial performance are all based on current expectations. Such statements are subject to risks, uncertainties, and changes in conditions, particularly those related to industry performance, political unrest, disease epidemics, foreign currency exchange rates, activities and potential successes of competitors and competing products and other risks, some of which are detailed in documents filed with the Securities and Exchange Commission, including specifically Exhibit 99.1 to our annual report on Form 10-K for the year ended March 31, 2004. See also the discussion of forward-looking statements related to market risk in the first paragraph of Item 3 below. We undertake no obligation to update the information in this quarterly report on Form 10-Q.

SEC Reports

     Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, and all amendments to these reports filed with the U.S. Securities and Exchange Commission, are available for review free of charge on the SEC’s website and through a link to the SEC website on our website at www.thermawave.com as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Overview

     Therma-Wave develops, manufactures, markets and services process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to improve device performance, maintain high overall manufacturing yield, reduce the size of the circuit features, characterize new materials and film stacks as they are introduced at each technology node, and increase equipment productivity. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe RT/CD®, and Integra® integrated metrology products, use proprietary and patented technology to produce precise, non-contact, non-destructive measurement for the basic building blocks, or process modules, in the manufacture of integrated circuits.

Market Opportunity

     During the course of implementing several complex process steps in semiconductor manufacturing, it has grown increasingly necessary to monitor the failure rate of semiconductor devices as well as the quality of the underlying process steps, particularly as line widths shrink, metal levels increase and new materials are introduced into the process. Generally speaking, the manufacturing process is monitored and diagnosed using two methodologies:

•	measuring specific results to determine whether process steps, or a sequence of process steps, are performing according to specifications; and

•	determining the locations of yield limiting defects on the wafer, which is referred to as defect review and analysis.

     Therma-Wave’s products primarily address process control related metrology applications. We are seeing a rapid increase in the use of metrology at all steps in the process. This reiterates the importance that customers assign to these measurements. This trend is only expected to accelerate with the rapid introduction and deployment of new substrates and materials as well as changes in device structures. The complexity resulting from the combination of new materials, new structures, and device scaling has led to an explosion of process control challenges. These process control challenges have to be addressed in order to maintain the trajectory dictated by Moore’s law.

     Advanced process control in which a sequence of steps is actively controlled through feed-forward and feedback techniques is becoming the norm especially for the most demanding steps such as gate patterning. Both stand-alone and integrated metrology are integral to advanced process control. Novel metrology solutions using optical CD technology are gradually adding capability to traditional CD-SEM metrology and have enabled this advanced process control loop.

     Therma-Wave’s ion implant and thin film measurement products, including related service and parts revenues, comprise the majority of our revenues today. These mature product lines have allowed us to expand into the new applications that arise at each technology node, resulting in a continually increasing total available market.

Products

     Therma-Wave’s metrology solutions for thin film, CD and implant processes enable many of the advanced process control loops that directly impact device performance. Our products are used to produce precise, non-contact, nondestructive measurements on product as well as on test wafers for each basic process module in the manufacture of integrated circuits. Therma-Wave’s metrology platforms, with their unique multi-optical technology capability, address measurement requirements for an ever-expanding range of advanced applications. At the same time, they offer high productivity for the multitude of routine measurements that must be performed in a process fab. These include ion implant, dielectric film deposition and etching, conductor film deposition and etching, chemical mechanical planarization and wafer patterning.

Core Products Today: Thin Films – Ion Implant Metrology

     Therma-Probe and Opti-Probe systems are two well-established, major product families of in-line process control metrology equipment.

Therma-Probe: The Therma-Probe systems employ proprietary thermal wave technology that uses highly focused but low power laser beams to generate and detect thermal and plasma wave signals in the silicon wafer. Proprietary software correlates the signals to the ion implant dose. Recently the capability of the Therma-Probe has been expanded to include ultra shallow junction depth and abruptness, both of which must be tightly controlled in order to achieve the desired device performance. Unlike previous ion implant metrology systems, the Therma-Probe systems utilize a totally non-contact, non-damaging technology and thus can be used to monitor product wafers immediately after the ion implantation process as well as following dopant activation annealing. These features have been integrated into an easy-to-use and reliable package with automated wafer handling and statistical data processing.

Opti-Probe: Opti-Probe systems significantly improve upon existing thin-film metrology systems by successfully integrating up to five distinct film measurement technologies, three of which are patented by us. By combining the measured data from these multiple technologies and correlating it by using proprietary software, Opti-Probe systems provide increased measurement capability leading to higher yields, less misprocessing, less rework, faster production ramp-up and increased productivity on both test and product wafers. These are Therma-Wave’s patented techniques for combining optical measurement technologies and correlating the results to achieve consistent measurement results between multiple metrology tools.

Addressing New Market: Lithography Metrology

Opti-Probe RT/CD and Integra are two additional recently introduced product families.

Opti-Probe CD: Opti-Probe CD is the first optical CD scatterometry system that combines high-information content spectroscopic ellipsometry with ultra-fast calculation, using real-time regression, to analyze and display results without the use of off-line modeling and solution libraries. This allows the use of complex models that produce high precision results that are robust to variations in the semiconductor process. Full featured, complex CD profiles can be calculated in seconds with the desired precision and repeatability over a wide range of feature sizes and stack structures that are normally encountered in a production environment and we believe, with more structural information than its competitors on sidewall profile and shape.

Integra: In 2000, we committed to a program of developing a broad family of Integrated Metrology, or IM, modules under the product family name Integra. We have at this time both spectrometer and spectroscopic ellipsometer based IM units available in the marketplace. Each IM unit is installed directly onto a semiconductor process tool, and can measure each wafer immediately after processing. In this manner, processing mistakes can be detected at the earliest possible moment, as opposed to the conventional procedure in which a 25-wafer lot is typically completed before metrology is first done, thereby leaving the entire lot at risk of becoming scrap. In addition, fab cycle times are reduced by replacing some of the stand-alone metrology measurements with integrated metrology.

Critical Accounting Policies and Estimates

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies has a significant impact on the results we report in our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory, allowance for doubtful accounts receivable, valuation of long-lived assets and intangible assets, income taxes and warranty. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. For a discussion of critical accounting policies and estimates see our annual report on Form 10-K for the year ended March 31, 2004.

Results of Operations

     The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three months ended June 30, 2004 and 2003 were derived from our unaudited condensed consolidated financial statements which, in the opinion of management, reflect all adjustments necessary for the fair presentation of the financial condition and results of operations for such periods.

	Three months ended June 30,
	2004	2003
Net revenues
Product	76.5%	57.2%
Services and parts	23.5%	42.8%

Total net revenues	100.0%	100.0%
Cost of revenues	49.3%	76.2%

Gross profit	50.7%	23.8%
Operating expenses:
Research and development	20.7%	41.6%
Selling, general and administrative	27.2%	46.5%
Restructuring, severance and other	1.8%	12.5%
Stock-based compensation	6.8%	1.8%

Total operating expenses	56.5%	102.3%

Operating loss	(5.8)%	(78.5)%

Other income (expense):
Interest expense	0.0%	(0.2)%
Interest income	0.3%	0.3%
Other, net	0.0%	(1.8)%

Total other income (expense), net	0.3%	(1.6)%

Net loss	(5.5)%	(80.1)%

Net Revenues. Net revenues for the fiscal quarter ended June 30, 2004 were $21.2 million. Compared to the fourth quarter of fiscal 2004, net revenues increased $1.7 million, or 9%, from $19.5 million. Both product (systems) and services revenues, which include parts, billable labor and materials and service contracts revenues, increased by 8% and 10% respectively, reflecting increased demand for our systems and services. Average selling prices were higher by approximately 7% on a sequential basis for systems compared to the previous quarter and were flat for services. This was the second consecutive quarter in which average selling prices increased for systems, and based on backlog, they are expected to increase again in the next quarter. This is partly from product mix moving more toward newer advanced products and 300 mm products, but it may also indicate some strengthening of the market reducing pricing pressures. Net revenues increased $9.3 million, or 78%, from $11.9 million in the same fiscal quarter of the prior year. This increase came from higher systems revenues, up $9.4 million or 138% from the same period last year. Services revenues were slightly lower than in the same period last year by $0.1 million or 3%. Systems revenues are more variable than services revenues in general, because services revenues are generated from our installed based of systems, which fluctuates gradually as new systems are sold and older systems are either decommissioned or replaced with newer models.

     Our primary business is the design, manufacture and sale of our Therma-Probe, Opti-Probe, Opti-Probe Critical Dimension and Integra integrated product metrology systems. We also sell replacement and spare parts and service support for these products, including associated labor, which is often sold in service contracts for durations of one or more years. Gross margins for our systems sales are typically much higher than gross margins on our services business. This creates a mix factor that impacts overall average gross margins, which generally are higher when the percentage of systems sales is higher.

     International sales accounted for approximately 75% and 43% of our total net revenues for the three months ended June 30, 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. The flow of orders and shipments by country are uneven on a quarterly basis, therefore, the percentage of revenues by country may vary greatly from quarter to quarter. For more information on revenues by country for the first three months of fiscal 2004 and 2003, respectively, see Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements.

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

     Two customers each accounted for 17% and 13% of our net revenues for the three months ended June 30, 2004. For the three months ended June 30, 2003, one customer accounted for 32% of our net revenues.

     Gross Profit. Gross profit for the first quarter of fiscal 2005 was $10.7 million, an increase of $2.3 million, or 27%, from a gross profit of $8.4 million in the fourth quarter of fiscal 2004. Compared to the same quarter of fiscal 2004, gross profit increased $7.9 million, or 279%. As a percentage of net revenues, gross profit for the first quarter of fiscal 2005 was 50.7%, compared to 43.4% for the fourth quarter of fiscal 2004 and 23.8% for the first quarter of fiscal 2004. Although margins improved in both systems and services, the increase in gross profit was primarily attributable to the increase in systems sales. The increase in unit production improved overhead absorption about 4% compared to the previous fiscal quarter and more than doubled overhead absorption compared to the same period last year. Standard costs as a percentage of systems sales improved about 4% over the prior quarter and about 7% over the same period last year. Period costs charged to cost of sales declined in the first quarter of 2005 by 37% compared with the previous quarter and by 64% compared with the first quarter of fiscal 2004. The decline in period costs reflected a reduction in net warranty charges, and lower unfavorable manufacturing variances. Period costs in the first quarter of last year included a one-time $0.6 million provision for a VAT tax exposure in Korea. Services gross margins improved $0.7 million in the first quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004, and were comparable to service gross margins as a percent of revenue in the first quarter of fiscal 2004. Higher systems sales, standard cost reductions as a percentage of revenues, reduced period expenses, and an improved service margin all contributed to the gross profit improvement in the fiscal first quarter of 2005.

     Higher sales drove demand for certain inventory that had previously been written down in value. During the first quarter of fiscal 2005, the company sold $2.8 million of zero cost and reduced cost inventories, which had a 13 point benefit to gross profit margin, of which $2.0 million, or 9 margin points, related to raw materials and sub-assemblies and $0.8 million, or 4 margin points, related to cost reductions recognized previously on finished goods held for sale. Partially offsetting these benefits were provisions of $1.0 million, or negative 5 margin points, incurred to establish additional reduced cost basis for other specific inventories in the first quarter of fiscal 2005. Because the company priced its sales of reduced cost finished goods inventories lower than prices on other finished goods, the gross margin on sales of reduced cost finished goods is similar to the gross margin on sales of other higher value finished goods. In the fourth quarter of fiscal 2004, we sold $2.5 million of zero cost and reduced cost inventories, which had a 13 point benefit to gross profit margins, of which $2.0 million, or 10 margin points, related to raw materials and sub-assemblies and $0.5 million, or 3 margin points, related to cost reductions recognized previously on finished goods held for sale. Partially offsetting these benefits were charges of $2.2 million, or negative 11 margin points, that were incurred to write down the cost basis of other specific inventories. In the first quarter of the prior fiscal year, we sold $2.6 million of zero cost and reduced cost inventories, which had an 18 point benefit to gross profit margin, of which $2.0 million, or 14 margin points, related to raw materials and sub-assemblies and $0.6 million, or 4 margin points, related to cost reductions recognized previously on finished goods held for sale. We also recognized a $1.7 million inventory provision, or negative 12 margin points, to write down inventories on hand to their realizable values. Accounting charges to cost of sales for deferred stock compensation related to the Sensys acquisition and for the variable accounting treatment for certain stock options were $0.3 million in the first quarter of fiscal 2005, compared to a credit of $0.1 million in the fourth quarter of fiscal and a charge of $1,000 in the first quarter of fiscal 2004.

     Looking ahead to the second quarter of fiscal 2005, we expect mix to continue to change toward more advanced and 300 mm product sales and pricing pressures to continue to decrease slowly, allowing margin improvement on our base product. However, we do not expect to benefit as much as we have in recent past quarters from sale of zero and reduced cost inventories. As a result, we anticipate that our gross margins for the second fiscal quarter are likely to be in the mid 40 percentage range.

Research and Development (R&D), Expenses. R&D expenses for the first quarter of fiscal 2005 were $4.4 million, an increase of 7% from $4.1 million in the fourth quarter of fiscal 2004 and a decrease of 11% from $5.0 million from the same quarter of last fiscal year. The increase of R&D expenses over the fourth quarter of fiscal 2004 was primarily due to increases in spending on labor and benefits. The decrease in R&D expenses compared with last fiscal year primarily reflects a reduction in outside services. We expect our overall R&D expenditures will increase by $0.2 to $0.3 million in the second fiscal quarter of 2005 due to increased headcount and higher project costs. We continue to allocate our R&D resources to the programs that can sustain our technological leadership, which we expect will continue to strengthen our market position.

Selling, General and Administrative (SG&A), Expenses. SG&A expenses for the first quarter of fiscal 2005 were $5.8 million, a decrease of 8% from SG&A expenses of $6.3 million in the fourth quarter of fiscal 2004. Compared to the first quarter of last fiscal year, SG&A expenses increased by 4% from $5.5 million. The decreases in SG&A expenses compared to the fourth quarter of fiscal 2004 reflected reductions in commissions ($0.2 million) and outside services ($0.3 million). However, we expect to increase SG&A expenses in future quarters to support expected revenue growth. In the fiscal second quarter of 2005 we anticipate an increase in SG&A expenses of $0.2 to $0.3 million primarily due to expenses, including sales commissions, related to generating and sustaining orders and revenue growth, and due to spending on Sarbanes-Oxley Act compliance activities.

Restructuring, Severance and Other. Restructuring, severance and other expenses for the first quarter of fiscal 2005 were $0.4 million. This charge was due to a change in estimate related to expected sub-lease rates and a delay in the expected sub-lease start date related to one excess facility (see Note 8 to the accompanying Notes to Condensed Consolidated Financial Statements). Compared to the fourth quarter of fiscal 2004, restructuring, severance and other expenses increased by $0.4 million from a credit of $35,000. The credit to restructuring in the previous quarter reflected the completion of payments due under our reduction in force programs. Compared to the same period last year, restructuring charges decreased by $1.1 million. Restructuring charges one year ago included costs related to reduction in force programs. We do not anticipate additional restructuring charges in the second quarter of fiscal 2005. However, as sub-lease rates and occupancy estimates change, we may take additional charges or credits related to our one excess facility currently available for sub-lease.

Stock-Based Compensation. As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. In the first quarter of fiscal 2005, we increased this estimate by $0.2 million due to a reduction in our estimate of turnover among the employees holding stock options assumed in the Sensys acquisition. The related deferred stock compensation amortization expenses were $0.3 million, $0.1 million, and $0.2 million for the quarters ended June 30, 2004, March 31, 2004 and June 30, 2003, respectively, a portion of which was included in cost of revenues. These charges reflect the vesting schedules of the stock options and reductions in headcount due to employee turnover and reduction in force programs during fiscal 2003 and the first three quarters of fiscal 2004. As of the end of the first quarter of fiscal 2005, $0.2 million of deferred stock compensation related to the Sensys acquisition remained to be amortized over future periods ending in January 2006.

     As a result of the completion of the employee stock option exchange program effective September 10, 2003, we recorded approximately $1.5 million of stock-based compensation in the first quarter of fiscal 2005. This charge reflects the new options eligible for exchange on September 10, 2003 and reflects options issued to eligible participants within the six months prior to and following September 10, 2003. Due to variable accounting, expense is being recorded for the vesting of these options over time based on increases in the stock price over and above the exercise price of the new options. In future quarters, the expense could increase as more shares become vested and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the net expense previously reported. As of the end of the first quarter of fiscal 2005, $0.6 million of deferred stock compensation related to the variable accounting treatment for certain stock options remained to be amortized over future periods. The amount of deferred stock compensation to be amortized is expected to increase as the vesting of the options increases and also to be adjusted either higher or lower depending on the closing stock price at the end of each fiscal period.

Other Income (Expense). Other income, net, for the first quarter of fiscal 2005 was $0.1 million, compared to other expense, net, of $1,000 in the fourth quarter of fiscal 2004, and other expense, net, of $0.2 million in the same quarter of the prior fiscal year. Other expense for the first quarter of fiscal 2004 includes a loss on the sale of an investment in the amount of $0.1 million and a loss of $0.1 million related to a change in the investment value of contributions to our deferred executive compensation program.

Net Loss. The combination of all the factors discussed above contributed to a net loss of $1.2 million for the first quarter of fiscal 2005, compared with a net loss of $1.8 million in the fourth quarter of fiscal 2004 and a net loss of $9.5 million in the same quarter of last fiscal year. We expect that with our cost reduction programs in place and an expected revenue increase, we will continue to reduce our net loss in the upcoming quarters. We expect the second quarter of fiscal 2005 net loss to be within a range of breakeven to negative $0.03 per basic and diluted share.

Liquidity and Capital Resources

     Our principal liquidity requirements are for working capital. Over the last three fiscal years, we have funded our operating activities principally from proceeds from the sale of common stock. We have incurred substantial losses and experienced negative cash flows since fiscal 2000, and had an accumulated deficit of $302.2 million at June 30, 2004. Our cash balances increased during fiscal 2004 primarily as a result of the $11.7 million in net proceeds from a private placement in September 2003. In the offering, we raised $12.7 million of gross proceeds and incurred $1.0 million of issuance costs, $0.9 million of which were payable to Needham & Company who acted as placement agents. We are using these funds for general corporate purposes. Our operations were cash positive for the second half of our fiscal year 2004.

     Our cash balance decreased by $2.8 million in the first quarter of fiscal 2005 from $23.9 million to $21.1 million, mostly due to operating activities which consumed $2.4 million. Investments in property and equipment and in our patent portfolio used $0.4 million. Cash raised through the proceeds from the exercise of stock options contributed $0.1 million. This compares to a decrease in cash in the first quarter of fiscal 2004 of $2.5 million, most of which reflected an increase in restrictions on cash due to contractual terms related to building leases and to directors and officers insurance. These restrictions were lifted early in the second quarter of fiscal 2004 when security for these obligations was established through letters of credit under our borrowing agreement with Silicon Valley Bank (see paragraph at the end of this Liquidity and Capital Resources section for more information about the credit facilities with Silicon Valley Bank, or see Note 7 to the accompanying Notes to Condensed Consolidated Financial Statements).

     Cash flows used by operating activities were $2.4 million and $0.4 million for the first three months of fiscal 2005 and 2004, respectively, an increase in cash used of $2.0 million. While the net loss in the first quarter of fiscal 2005 was $8.4 million lower than in the same period of the prior year, cash was used to fund increases in operating assets, principally inventory and accounts receivable. Increases in inventory of $4.9 million in the first quarter of fiscal 2005 compare to decreases in inventory of $1.2 million in the same period last year, a $6.1 million increase in cash used by inventory. Similarly, accounts receivable increased by $1.4 million in the first quarter of fiscal 2005, reflecting higher shipments and the timing of those shipments. This compared to a reduction in accounts receivable in the first quarter of last year of $4.6 million, due to the improved collection of receivables. DSO in the first quarter of this year is 62 days compared to 77 days in the same period last year. Changes in other assets and liabilities increased cash flows from operating activities by $1.1 million in the first quarter of fiscal 2005 compared to fiscal 2004. Adjustments to reconcile net loss to net cash used in operating activities include $0.7 million more in non-cash charges in the fiscal first quarter of 2005 than in the same period last year. Those charges were deferred stock compensation charges, up $1.5 million, and inventory provisions, down $0.7 million. Depreciation costs were $0.7 million lower in the first quarter of fiscal 2005 than in the comparable period last year. Non-cash reductions in credits for doubtful accounts receivable in the first quarter of fiscal 2005 accounted for a $0.8 million decrease in the total adjustments to net loss compared to the first quarter of fiscal 2004.

     Cash flows used by investing activities were $0.4 million in the first quarter of fiscal 2005 compared to cash flows provided by investing activities of $0.1 million in the first quarter of fiscal 2004. Cash flows provided by investing activities in the first quarter of the prior year included proceeds of $0.4 million from the sale of an investment. In the first quarter of fiscal 2005, purchases of property and equipment were $0.2 million, up from $17,000 in the first quarter of last year. Investments in our patent portfolio were unchanged at $0.2 million in the first quarters of fiscal 2005 and 2004, respectively.

     Cash flows provided by financing activities were $0.1 million in the first fiscal quarter of 2005 compared to cash used by financing activities of $2.4 million in the first three months of fiscal 2004. The cash used by financing activities in the first quarter of last year reflects an increase in restrictions on cash due to contractual terms related to building leases and to directors and officers insurance. These restrictions were lifted early in the second quarter of fiscal 2004 when security for these obligations was established through letters of credit under our borrowing agreement with Silicon Valley Bank (see paragraph at the end of this Liquidity and Capital Resources section for more information about the credit facilities with Silicon Valley Bank, or see Note 7 to the accompanying Notes to Condensed Consolidated Financial Statements).

     Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space, minimum royalty payments under certain software license agreements, and cancellation fee commitments to vendors related to non-cancelable inventory purchase orders. Future payments due under these obligations as of June 30, 2004 (in thousands) are as follows:

			Minimum
	Operating	Purchase	Royalty	Cancellation
Fiscal Year:	Leases	Commitments	Payments	Fees	Total
2005	$1,882	$8,798	$40	$350	$11,070
2006	1,807	373	40	—	2,220
2007	579	—	40	—	619
2008	558	1	—	—	559
2009	47	—	—	—	47
2009 Thereafter	—	—	—	—	—

Total future minimum payments	$4,873	$9,172	$120	$350	$14,515

     The total future minimum payments for operating leases in the table above includes the gross amounts payable under all operating leases and does not include the benefit of sub-lease income being realized on one excess facility or the benefit of projected sub-lease income on a second excess facility (see Notes 6 and 8 to the accompanying Notes to Consolidated Financial Statements).

     We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at June 30, 2004.

     In June 2003, we entered into a loan and security agreement with Silicon Valley Bank, or SVB. The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States, or EXIM, guaranteed revolving line of credit. These bank credit facilities allow us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50%. The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75%. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of June 30, 2004, we had $4.6 million in outstanding letters of credit under this agreement. The credit facilities originally matured on June 13, 2004, but we have recently extended these credit facilities for one additional year. As of June 30, 2004, we were in compliance with all the covenants in the agreement. No amounts have been drawn against these standby letters of credit.

Inflation

     The impact of inflation on our business was not material for the fiscal quarter ended June 30, 2004 or for the comparable period of last year.

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

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio, which consists of only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no cash flow exposure due to rate changes for cash equivalents and short-term investments, as all of these investments are at market interest rates.

     As of June 30, 2004, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

     We are primarily a U.S. dollar functional currency entity. A substantial portion of our international sales is denominated in U.S. dollars, and as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales.

     We have determined that the functional currency of our foreign operations is the local currency in our international operations, which incur most of their expenses in the local currency. The transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statements of operations and amounted to less than $0.1 million in the fiscal quarters ended June 30, 2004 and 2003 respectively. Due to the low dollar value of transactions made in currencies other than the functional currencies, we do not expect to experience significant currency gains and losses in our statements of operations.

     We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars leads to a translation gain or loss. The accumulated effects of foreign translation rate changes related to net assets outside the U.S. are included as a component of stockholder’s equity. As of June 30, 2004 we have an accumulated other comprehensive loss of $0.8 million consisting of foreign currency translation adjustments, compared to $1.2 million as of June 30, 2003.

     We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Item 4. Controls and Procedures

     We maintain “disclosure controls and procedures,” as this term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure.

     In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure control and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     During fiscal year 2003, we identified two material weaknesses related to controls surrounding evaluating and reporting revenue transactions, particularly in the Asia/Pacific region, and our processes relating to account analysis and reconciliations, including lack of timely management review. As a result, in fiscal 2004, we implemented several changes and additions to our internal controls and procedures including changing our internal reporting structure to require branch accounting personnel to report directly to our finance department in the United States, requiring managers of foreign operations to attest in writing to the validity of internal controls and revenue recognition for their operations, and establishing additional review and training procedures. We have not identified similar material weaknesses or any other material weaknesses during fiscal year 2004 or during the first quarter of fiscal 2005.

     Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

     There was no change in our internal control over financial reporting that occurred during our first fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     We are not aware of any material legal proceedings pending against us. We may be required to initiate additional litigation in order to enforce any patents issued to or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, we may be subject to additional lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed above in the prior risk factor, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-K for the period ended March 31, 2004 (File No. 000-26911)).

(b) Reports on Form 8-K

(1)	Current Report on Form 8-K on Item 12 filed on July 27, 2004 announcing the filing of the earnings release for the fiscal quarter ended June 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.

(Registrant)

/s/ L. RAY CHRISTIE

L. RAY CHRISTIE

Chief Financial Officer
(as Registrant and as Principal Accounting Officer)

August 2, 2004

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-K for the period ended March 31, 2004 (File No. 000-26911)).