Form 10-Q
period 2004-09-26
THERMA WAVE INC
filed 2004-11-05
CIK 828119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practical date:

Class Common stock, $0.01 par value	Outstanding as of October 26, 2004 36,002,246

THERMA-WAVE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	March 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,205	$23,899
Accounts receivable, net of allowances of $724 and $907 as of September 30, 2004 and March 31, 2004, respectively	18,383	14,772
Inventories	22,603	17,169
Other current assets	2,489	2,075

Total current assets	60,680	57,915
Property and equipment, net	3,831	4,564
Other assets, net	2,642	2,710

Total assets	$67,153	$65,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,074	$7,420
Accrued liabilities	15,400	15,730
Deferred revenues	6,098	6,887

Total current liabilities	31,572	30,037
Non-current deferred revenues	1,252	1,815
Other long-term liabilities	1,090	1,073

Total liabilities	33,914	32,925

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized;
35,866,187 shares issued and outstanding at September 30, 2004;
35,498,025 shares issued and outstanding at March 31, 2004	359	355
Additional paid-in capital	335,176	335,012
Notes receivable from stockholders	(174)	(174)
Accumulated other comprehensive loss	(868)	(735)
Deferred stock-based compensation	(380)	(1,172)
Accumulated deficit	(300,874)	(301,022)

Total stockholders’ equity	33,239	32,264

Total liabilities and stockholders’ equity	$67,153	$65,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Net revenues
Product	$17,528	$9,604	$33,717	$16,411
Services and parts	5,074	4,462	10,036	9,558

Total net revenues	22,602	14,066	43,753	25,969
Cost of revenues (1)	11,830	8,499	22,261	17,570

Gross profit	10,772	5,567	21,492	8,399
Operating expenses:
Research and development (2)	4,412	5,183	8,791	10,131
Selling, general and administrative (3)	5,935	5,854	11,691	11,383
Restructuring, severance and other	—	108	373	1,592
Stock-based compensation expense (benefit) (4)	(868)	204	565	414

Total operating expenses	9,479	11,349	21,420	23,520

Operating income (loss)	1,293	(5,782)	72	(15,121)

Other income (expense):
Interest expense	(8)	(24)	(8)	(45)
Interest income	48	66	90	103
Other, net	(13)	12	(3)	(199)

Total other income (expense), net	27	54	79	(141)

Income (loss) before provision for income taxes	1,320	(5,728)	151	(15,262)
Provision for income taxes	3	—	3	—

Net income (loss)	$1,317	$(5,728)	$148	$(15,262)

Net income (loss) per share:
Basic	$0.04	$(0.19)	$0.00	$(0.52)
Diluted	$0.03	$(0.19)	$0.00	$(0.52)
Weighted average common shares outstanding:
Basic	35,824	30,036	35,731	29,370
Diluted	37,949	30,036	37,882	29,370

(1)	Includes stock-based compensation expense (benefit) of $(262) and $15 for the three months ended September 30, 2004 and 2003, respectively, and $56 and $16 for the six months ended September 30, 2004 and 2003, respectively.

(2)	Stock-based compensation expense (benefit) is reported separately in operating expenses. The amount attributable to research and development is $(564) and $126 for the three months ended September 30, 2004 and 2003, respectively, and $322 and $250 for the six months ended September 30, 2004 and 2003, respectively.

(3)	Stock-based compensation expense (benefit) is reported separately in operating expenses. The amount attributable to selling, general and administrative is $(304) and $78 for the three months ended September 30, 2004 and 2003, respectively, and $243 and $164 for the six months ended September 30, 2004 and 2003, respectively.

(4)	Stock-based compensation expense (benefit) related to operating expenses, including research and development (see footnote (2)) and selling, general and administrative (see footnote (3)).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$148	$(15,262)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,322	2,388
Amortization of intangible assets	403	598
Amortization of stock-based compensation	621	430
Provision (credit) for doubtful accounts receivable	(183)	(1,013)
Provision for excess, obsolete and reduced-cost inventories	1,888	3,419
Loss on disposal of property and equipment	15	191
Loss on sale of an investment	—	125
Changes in operating assets and liabilities:
Accounts receivable	(3,428)	4,169
Inventories	(7,322)	25
Other assets	(388)	1,293
Accounts payable	2,654	929
Accrued and other liabilities	(313)	(2,175)
Deferred revenues	(1,352)	345

Net cash used in operating activities	(5,935)	(4,538)

Investing activities:
Purchases of property and equipment	(604)	(37)
Proceeds from sale of an investment	—	375
Purchase of patents	(361)	(363)

Net cash used in investing activities	(965)	(25)

Financing activities:
Restricted cash	—	1,064
Proceeds from issuance of common stock	339	11,988
Proceeds from note receivable from stockholders	—	22

Net cash provided by financing activities	339	13,074
Effect of exchange rates on cash	(133)	346

Net increase (decrease) in cash and cash equivalents	(6,694)	8,857
Cash and cash equivalents at beginning of period	23,899	13,695

Cash and cash equivalents at end of period	$17,205	$22,552

Supplementary disclosures:
Cash paid for interest	$—	$22
Cash paid for taxes	$239	$9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(As of September 30, 2004)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. (we, our, the “Company”) and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position at September 30, 2004, the operating results for the three and six months ended September 30, 2004 and 2003, and the cash flows for the six months ended September 30, 2004 and 2003. These financial statements and notes should be read in conjunction with our audited financial statements and the notes thereto included in our Form 10-K for the year ended March 31, 2004.

     The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the fiscal year, which ends on April 3, 2005.

     The second quarters of fiscal years 2005 and 2004 and the fiscal year 2004 ended on September 26, 2004, September 28, 2003 and March 28, 2004, respectively. For presentation purposes, the accompanying unaudited condensed consolidated financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.

     Revenue Recognition

     Revenues are recognized when our contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer acceptance has been obtained, if applicable. Shipments typically are made in compliance with shipment requirements specified in our customer’s purchase order. Freight terms of sales are FOB shipping point unless otherwise negotiated and agreed in writing between our customer and us.

     Systems Revenues. Systems (product) sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenues in the amount of the greater of the fair market value of installation and related post shipment services or a percentage of payment subject to acceptance. Systems revenues are allocated on a fair value basis to each component of the multiple-element arrangement. Revenues on each element are recognized when the contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer acceptance has been obtained, if applicable. Estimated contractual warranty obligations are recorded as cost of revenues when related systems sales are shipped.

     Systems revenues on newly introduced products are deferred at shipment and recognized upon customer acceptance. Systems revenues are also deferred when the customer has the right to return the product for credit. In such cases, systems revenues are not recognized until all of the following conditions have been evidenced after the customer’s purchase order has been fulfilled: the right of return has expired, and any potential returns would require authorization by our company under warranty provisions; the price of sales is fixed or determinable; the payment terms are fixed and enforceable, and collectibility is reasonably assured.

     Services Revenues. We derive services revenues from three primary sources: sale of spare parts, service contracts and service labor. Revenues on the sale of spare parts are recognized when spare parts have been shipped and title and risk of ownership have transferred to the customer and collectibility of the sales price has been reasonably assured. Revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contract. Revenues on time and material services performed are recognized when the services are completed, collectibility of the sales price has been reasonably assured and customer acceptance has been obtained, if applicable.

     Deferred Revenues. Deferred revenues arise from systems (product) sales and service contracts. Revenues on service contracts are deferred and recognized on a straight-line basis over the respective contract term. Systems sales are accounted for as multiple-element arrangements that require the deferral of a significant portion of revenues in the amount of the greater of the fair market value of installation and related post shipment services or the percentage of payment subject to acceptance. Systems revenues are allocated on a fair value basis to each component of the multiple-element arrangement. Revenues on each element are recognized when contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer acceptance has been obtained if applicable.

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

     Had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans and employee stock purchase plans, consistent with the methodology prescribed under SFAS No. 123, our pro forma net loss and pro forma net loss per share under SFAS No. 123 would have been:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) (in thousands, except per share data)
As reported	$1,317	$(5,728)	$148	$(15,262)
Stock-based employee compensation expense (benefit) included in the determination of net loss, as reported	(1,130)	219	621	430
Stock-based employee compensation expense as determined using the fair value method	(950)	(952)	(2,351)	(2,148)

Pro forma net loss	$(763)	$(6,461)	$(1,582)	$(16,980)

Basic income (loss) per share
As reported	$0.04	$(0.19)	$0.00	$(0.52)
Pro forma	$(0.02)	$(0.22)	$(0.04)	$(0.58)
Diluted income (loss) per share
As reported	$0.03	$(0.19)	$0.00	$(0.52)
Pro forma	$(0.02)	$(0.22)	$(0.04)	$(0.58)

     The weighted average grant-date fair value of our stock options was $2.70 and $1.59 for the three months ended September 30, 2004 and 2003, respectively, and $2.77 and $1.12 for the six months ended September 30, 2004 and 2003, respectively. These values were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.1%	4.2%	3.1%	3.9%
Expected dividend yield	—	—	—	—
Expected volatility	96%	118%	97%	118%
Expected life in years	5.0	2.8	5.0	3.4

     The weighted average grant-date fair value of our stock purchase rights granted under our employee stock purchase plans was $0.82 and $0.26 for the three months ended September 30, 2004 and 2003, respectively, and $0.27 and $0.24 for the six months ended September 30, 2004 and 2003, respectively. These values were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	1.4%	1.1%	1.3%	1.0%
Expected dividend yield	—	—	—	—
Expected volatility	58%	93%	77%	103%
Expected life in years	1.24	0.97	1.15	0.85

     Stock-based employee compensation expense (benefit) included in net income as reported includes amounts for two events, specifically, the stock options assumed during the acquisition of Sensys Corporation, and the stock option exchange on September 10, 2003.

     As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The related deferred stock compensation amortization expenses were $44,000, $0.3 million, and $0.2 million for the three months ended September 30, 2004, June 30, 2004 and September 30, 2003, respectively, a portion of which was included in cost of revenues. For the six months ended September 30, 2004 and 2003, respectively, deferred stock compensation amortization expenses were $0.3 million and $0.4 million. These charges reflect the vesting schedules of the stock options and reductions in headcount due to employee turnover and reduction in force programs that began during fiscal 2003 and continued through the first three quarters of fiscal 2004. As of September 30, 2004, $0.2 million of deferred stock compensation related to the Sensys acquisition remains to be amortized over future periods ending in January 2006.

     We recorded a benefit from the amortization of deferred compensation expense related to the variable accounting treatment for stock options of $1.2 million for the three months ended September 30, 2004. For the six months ended September 30, 2004, we have recorded an expense of $0.3 million from the amortization of deferred compensation expense related to the variable accounting treatment for stock options. These expenses and benefits reflect the options eligible for exchange that were outstanding since September 10, 2003 and the options issued to eligible participants within the six months prior to or following September 10, 2003. Due to variable accounting, compensation expense is being recorded for the pro-rata vesting of these options over time based on increases or decreases in the period-end stock price over and above the exercise price of the new options. In future quarters, the expense could increase as more shares become vested and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the amount of net expense previously recorded.

2. Balance Sheet Components

	September 30,	March 31,
	2004	2004
	(In thousands)
Inventory:
Purchased materials	$8,494	$6,066
Systems in process	9,911	8,158
Finished systems	4,198	2,945

Total inventory	$22,603	$17,169

	September 30,	March 31,
	2004	2004
	(In thousands)
Property and equipment:
Laboratory and test equipment	$4,846	$6,014
Office furniture and equipment	10,546	10,100
Machinery and equipment	694	819
Leasehold improvements	8,639	8,612

Total property and equipment, gross	24,725	25,545
Accumulated depreciation and amortization	(20,894)	(20,981)

Total property and equipment, net	$3,831	$4,564

     During the first six months of fiscal 2005, the company disposed of equipment having a gross value of $1,424,000 and accumulated depreciation of $1,409,000. There was a loss of approximately $15,000 on the disposals.

	September 30,	March 31,
	2004	2004
	(In thousands)
Accrued liabilities:
Accrued compensation and related expenses	$2,663	$2,368
Accrued warranty costs	1,579	1,731
Commissions payable	1,940	893
Income tax payable	4,849	4,870
Other accrued liabilities	4,369	5,868

Total accrued liabilities	$15,400	$15,730

3. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) for the period and the change in accumulated foreign currency translation adjustments during the period. For the three months ended September 30, 2004 and 2003, comprehensive income (loss) amounted to approximately $1.3 million and $(5.5) million, respectively. For the six months ended September 30, 2004 and 2003, comprehensive income (loss) amounted to approximately $15,000 and $(14.9) million, respectively.

4. Net Income (Loss) Per Share

     Basic net income (loss) per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the potential dilution of securities, by including stock options, outstanding warrants, less the share equivalents in deferred stock-based compensation related to the Sensys acquisition and the variable accounting treatment of certain stock options in the weighted average number of common shares outstanding for a period, to the extent they are dilutive.

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Reconciliation of basic and diluted shares (in thousands except per share data) and net income (loss) per share, basic and diluted:
Weighted average shares for basic net income (loss) per share	35,824	30,036	35,731	29,370
Weighted average dilutive stock options outstanding under the treasury stock method	2,225	—	2,252	—
Deduction for shares repurchasable under the treasury stock method based on the remaining balance in deferred stock compensation related to outstanding stock options from the Sensys acquisition and the variable accounting treatment of certain stock options	(100)	—	(101)	—

Weighted average shares for diluted net income (loss) per share	37,949	30,036	37,882	29,370

Net income (loss)	$1,317	$(5,728)	$148	$(15,262)
Net income per share – basic	$0.04	$(0.19)	$0.00	$(0.52)
Net income per share – diluted	$0.03	$(0.19)	$0.00	$(0.52)

     The following table summarizes securities outstanding (in thousands) as of September 30, 2004 and 2003, respectively, which were not included in the calculation of diluted net income (loss) per share for the three months and six months ending September 30, 2004 and 2003, respectively.

	As of September 30,
	2004	2003
Stock options	2,661	5,209
Warrants	47	79

     The stock options outstanding that were excluded from the net income (loss) per share had a weighted average exercise price at September 30, 2004 and 2003 of $6.63 and $9.07, respectively. The warrants outstanding that were excluded from the net income (loss) per share had a weighted average exercise price at September 30, 2004 and 2003 of $3.82 and $3.68, respectively.

5. Commitments and Contingencies

     We lease our facilities under non-cancelable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. We are required pursuant to the terms of facility leases to maintain two standby letters of credit totaling $2.6 million. No amounts have been drawn against these standby letters of credit.

     Rent expense was approximately $0.7 million and $0.6 million for the fiscal quarters ended September 30, 2004 and 2003, respectively and approximately $1.3 million and $1.5 million for the six months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, future minimum lease payments under non-cancelable operating leases (facilities and equipment leases) and sub-lease income due to us under an existing sub-lease of an excess facility are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Contractual Obligations
Operating lease obligations	$1,411	$1,914	$686	$666	$100	$—	$4,777
Sub-lease income (see Note 7)	$10	$—	$—	$—	$—	$—	$10

     On August 12, 2004, we entered into an agreement involving a mutual exchange of intellectual property rights, effective July 1, 2004. During the term of the agreement, Therma-Wave agrees to pay a royalty of $50,000 for each stand-alone tool shipped by Therma-Wave that uses scatterometry to perform CD measurements and $12,500 for each integrated tool on behalf of a scatterometry product sold. These royalties are adjustable annually for increases in the consumer price index. Amounts due under the agreement have been accrued as liabilities and charged to cost of sales or pre-paid royalties, as appropriate, as of September 30, 2004.

6. Financing Arrangements

     In June 2003, we entered into a loan and security agreement with Silicon Valley Bank (SVB). The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed, revolving line of credit. These bank credit facilities allow us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% as of September 30, 2004. The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% as of September 30, 2004. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines and the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. The credit facility matures on June 11, 2005. As of September 30, 2004, we had no borrowings and $3.5 million in outstanding letters of credit under this agreement, none of which have been drawn against. As of September 30, 2004, we were in compliance with all the covenants in the agreement.

Indemnification

     We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions. As of September 30, 2004, we have not incurred any losses under such indemnification during the periods covered in this report.

Legal Proceedings

     We are not aware of any material legal proceedings pending against us. We may be required to initiate additional litigation in order to enforce any patents issued or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, we may be subject to additional lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and could subject us to significant liabilities or require us to cease using or to pay license fees for proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

7. Restructuring, Severance and Other Costs

     The following table summarizes the changes in restructuring, severance and other costs during the six months ended September 30, 2004 and 2003, respectively (in thousands):

	Liability as of			Liability as of
	March 31, 2004	Provision	Utilization	September 30, 2004
Consolidation of excess facilities	$220	$373	$(235)	$358

	Liability as of			Liability as of
	March 31, 2003	Provision	Utilization	September 30, 2003
Severance and workforce reduction	$558	$1,418	$(1,951)	$25
Consolidation of excess facilities	662	82	(280)	464
Other	134	92	(171)	55

	$1,354	$1,592	$(2,402)	$544

     Our restructuring liability as of September 30, 2004 for consolidation of excess facilities includes the benefit of less than $0.1 million due to an estimate of future sub-lease income on one excess facility.

8. Warranty Accrual

     At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Changes in the warranty accrual during the six months ended September 30, 2004 and 2003, respectively, are summarized (in thousands) as follows:

		Provision for	Settlement of
	Beginning	Warranties Issued	Pre-Existing	Ending
	Balance	During the Period	Warranties	Balance
Six Months Ended September 30, 2004	$1,731	$632	$(784)	$1,579

Six Months Ended September 30, 2003	$983	$925	$(598)	$1,310

9. Other Assets, Net

     Capitalized patent acquisition costs are included in non-current other assets, net. Capitalized patent acquisition costs are amortized over the estimated useful life of the patent, generally five years. During the quarter ended September 30, 2004, amortization of patent assets was $0.2 million, compared to $0.2 million for the quarter ended September 30, 2003. During the six months ended September 30, 2004, amortization of patent assets was $0.4 million, compared to $0.4 million for the six months ended September 30, 2003. The six months ended September 30, 2003 included additional amortization of $0.2 million for a development contract acquired in the Sensys acquisition and fully expensed as of December 31, 2003.

10. Segment Information

     We operate in one segment as we manufacture, market and service process control metrology systems within the semiconductor equipment market. All products and services are marketed in each geographic region in which we operate.

     Net revenues from external customers are attributed to individual countries based on the location to which the products or services are being delivered. Revenues from Europe are the sum of net revenues generated in the United Kingdom, Germany, France, Italy, Israel and Ireland, among others, each of which does not represent greater than 10% of total net revenues. The following table summarizes the percentage of our total net revenues by geography for the three and six months ended September 30, 2004 and 2003, respectively:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues by Country
United States	26%	30%	26%	39%
Taiwan	25%	35%	16%	22%
Japan	19%	10%	15%	13%
Europe	12%	18%	11%	16%
Korea	11%	5%	14%	4%
China	4%	1%	8%	4%
Singapore	3%	1%	10%	2%

Total	100%	100%	100%	100%

     Revenues in each geographic area are recognized according to our revenue recognition policy as described in Note 1 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. International sales were $16.8 million and $9.9 million in the second quarters of fiscal 2005 and 2004, respectively. International sales were $32.6 million and $15.7 million in the first six months of fiscal 2005 and 2004, respectively.

     Three customers each accounted for 19%, 11% and 11% of our net revenues for the three months ended September 30, 2004. For the three months ended September 30, 2003, three customers each accounted for 24%, 14% and 11% of our net revenues. Two customers each accounted for 11% and 10% of our net revenues for the six months ended September 30, 2004. For the six months ended September 30, 2003, three customers each accounted for 22%, 14% and 10 % of our net revenues.

     The following is a summary of operations in geographic areas (in thousands). The net revenues reported here reflect the location of operations, not the location to which the products were delivered. Other foreign areas include the United Kingdom, Japan, China, Taiwan, Israel and Korea, each of which is individually not material for separate disclosure. Substantially all of our long-lived assets are located in the United States.

	United States	All Other Locations	Eliminations	Consolidated
Three Months Ended September 30, 2004
Sales to unaffiliated customers	$20,144	$2,458	$—	$22,602
Transfers between geographic locations	$(557)	$666	$(109)	$—

Total net revenues	$19,587	$3,124	$(109)	$22,602

Operating income	$760	$153	$380	$1,293

Three Months Ended September 30, 2003
Sales to unaffiliated customers	$12,074	$1,992	$—	$14,066
Transfers between geographic locations	$(248)	$545	$(297)	$—

Total net revenues	$11,826	$2,537	$(297)	$14,066

Operating income (loss)	$(5,793)	$79	$(68)	$(5,782)

Six Months Ended September 30, 2004
Sales to unaffiliated customers	$38,926	$4,827	$—	$43,753
Transfers between geographic locations	$(184)	$1,076	$(892)	$—

Total net revenues	$38,742	$5,903	$(892)	$43,753

Operating income (loss)	$(304)	$(14)	$390	$72

Six Months Ended September 30, 2003
Sales to unaffiliated customers	$21,774	$4,195	$—	$25,969
Transfers between geographic locations	$40	$1,048	$(1,088)	$—

Total net revenues	$21,814	$5,243	$(1,088)	$25,969

Operating income (loss)	$(14,982)	$269	$(408)	$(15,121)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Reform Act of 1995, which are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The words “believe,” “expect,” “anticipate,” “intend” and other similar expressions generally identify forward-looking statements. Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Statements relating to our ability to manage our costs and reduce operating expenses, sustain our operations and cash position, continue the successful development and introduction of new products and improvement of current products, and trends in our financial performance are all based on current expectations. Such statements are subject to risks, uncertainties and changes in conditions, particularly those related to industry performance, political unrest, disease, epidemics, foreign currency exchange rates, activities and potential successes of competitors and competing products and other risks, some of which are detailed in documents filed with the Securities and Exchange Commission, including specifically Exhibit 99.1 to our annual report on Form 10-K for the year ended March 31, 2004. See also the discussion of forward-looking statements related to market risk in the first paragraph of Item 3 below. We undertake no obligation to update the information in this quarterly report on Form 10-Q.

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

Overview

     Therma-Wave develops, manufactures, markets and services process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to improve device performance, maintain high overall manufacturing yield, reduce the size of the circuit features, characterize new materials and film stacks as they are introduced at each technology node and increase equipment productivity. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe RT/CD® and Integra® integrated metrology products, use proprietary and patented technology to produce precise, non-contact, non-destructive measurement for the basic building blocks, or process modules, in the manufacture of integrated circuits.

Market Opportunity

     During the course of implementing several complex process steps in semiconductor manufacturing, it has grown increasingly necessary to monitor the failure rate of semiconductor devices as well as the quality of the underlying process steps, particularly as line widths shrink, metal levels increase and new materials are introduced into the process. Generally speaking, the manufacturing process is monitored and diagnosed using two methodologies:

•	measuring specific results to determine whether process steps, or a sequence of process steps, are performing according to specifications, which is referred to as metrology; and

•	determining the locations of yield limiting defects on the wafer, which is referred to as defect review and analysis.

     Therma-Wave’s products primarily address process control related metrology applications. We are seeing a rapid increase in the use of metrology at all steps in the process. This reiterates the importance that customers assign to these measurements. This trend is only expected to accelerate with the rapid introduction and deployment of new substrates and materials as well as changes in device structures. The complexity resulting from the combination of new materials, new structures and device scaling has led to an explosion of process control challenges. These process control challenges have to be addressed in order to maintain the trajectory dictated by Moore’s law.

     Advanced process control, in which a sequence of steps is actively controlled through feed-forward and feedback techniques, is becoming the norm especially for the most demanding steps such as gate patterning. Both stand-alone and integrated metrology are integral to advanced process control. Novel metrology solutions using optical CD technology are gradually adding capability to traditional CD-SEM metrology and have enabled this advanced process control loop.

     Therma-Wave’s ion implant and thin film measurement products, including related service and parts revenues, comprise the majority of our revenues today. These mature product lines have allowed us to expand into the new applications that arise at each technology node, resulting in a continually increasing total available market.

Products

     Therma-Wave’s metrology solutions for thin film, CD and implant processes enable many of the advanced process control loops that directly impact device performance. Our products are used to produce precise, non-contact, nondestructive measurements on product as well as on test wafers for each basic process module in the manufacture of integrated circuits. Therma-Wave’s metrology platforms, with their unique multi-optical technology, address measurement requirements for an ever-expanding range of advanced applications. At the same time, they offer high productivity for the multitude of routine measurements that must be performed in a process fab. These include ion implant, dielectric film deposition and etching, conductor film deposition and etching, chemical mechanical planarization and wafer patterning.

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

Opti-Probe: Opti-Probe systems significantly improve upon existing thin-film metrology systems by successfully integrating up to five distinct film measurement technologies, three of which are patented by us. By combining the measured data from these multiple technologies and correlating it using proprietary software, Opti-Probe systems provide increased measurement capability leading to higher yields, less mis-processing, less rework, faster production ramp-up and increased productivity on both test and product wafers. These are Therma-Wave’s patented techniques for combining optical measurement technologies and correlating the results to achieve consistent measurement results between multiple metrology tools.

Addressing New Market: Lithography Metrology

Opti-Probe RT/CD and Integra are two additional recently introduced product families.

Opti-Probe CD: Opti-Probe CD is the first optical CD scatterometry system that combines high-information content spectroscopic ellipsometry with ultra-fast calculation, using real-time regression, to analyze and display results without the use of off-line modeling and solution libraries. This allows the use of complex models that produce high precision results that are robust to variations in the semiconductor process. Full featured, complex CD profiles can be calculated in seconds with the desired precision and repeatability over a wide range of feature sizes and stack structures that are normally encountered in a production environment and, we believe, with more structural information than its competitors on sidewall profile and shape.

Integra: In 2000, we committed to a program of developing a broad family of Integrated Metrology, or IM, modules under the product family name Integra. We have at this time both spectrometer and spectroscopic ellipsometer based IM units available in the marketplace. Each IM unit is installed directly onto a semiconductor process tool and can measure each wafer immediately after processing. In this manner, processing mistakes can be detected at the earliest possible moment, as opposed to the conventional procedure in which a 25-wafer lot is typically completed before metrology is first done, thereby leaving the entire lot at risk of becoming scrap. In addition, fab cycle times are reduced by replacing some of the stand-alone metrology measurements with integrated metrology.

Critical Accounting Policies and Estimates

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies has a significant impact on the results we report in our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts receivable, valuation of long-lived assets and intangible assets, income taxes and warranty. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. For a discussion of critical accounting policies and estimates, see our annual report on Form 10-K for the year ended March 31, 2004.

Results of Operations

     The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and six months ended September 30, 2004 and 2003 were derived from our unaudited condensed consolidated financial statements which, in the opinion of management, reflect all adjustments necessary for the fair statement of the financial condition and results of operations for such periods.

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Net revenues
Product	77.6%	68.3%	77.1%	63.2%
Services and parts	22.4%	31.7%	22.9%	36.8%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	52.3%	60.4%	50.9%	67.7%

Gross profit	47.7%	39.6%	49.1%	32.3%
Operating expenses:
Research and development	19.5%	36.8%	20.1%	39.0%
Selling, general and administrative	26.3%	41.6%	26.7%	43.8%
Restructuring, severance and other	0.0%	0.8%	0.9%	6.1%
Stock-based compensation expense (benefit)	(3.8)%	1.5%	1.3%	1.6%

Total operating expenses	42.0%	80.7%	49.0%	90.5%

Operating income (loss)	5.7%	(41.1)%	0.1%	(58.2)%

Other income (expense):
Interest expense	0.0%	(0.2)%	0.0%	(0.2)%
Interest income	0.2%	0.5%	0.2%	0.4%
Other, net	(0.1)%	0.1%	0.0%	(0.8)%

Total other income (expense), net	0.1%	0.4%	0.2%	(0.6)%

Income (loss) before provision for income taxes	5.8%	(40.7)%	0.3%	(58.8)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Net income (loss)	5.8%	(40.7)%	0.3%	(58.8)%

Net Revenues. Net revenues for the fiscal quarter ended September 30, 2004 were $22.6 million. Compared to the first quarter of fiscal 2005, net revenues increased $1.4 million, or 7%, from $21.2 million. Both product (systems) and services revenues, which include parts, billable labor and materials and service contracts revenues, increased by 8% and 2% respectively, reflecting increased demand for our systems and services. During the second fiscal quarter, we sold a higher percentage of our newer, more advanced systems, particularly those systems designed for 300 mm manufacturing facilities as compared to the prior fiscal quarter. For information regarding where our product is sold, see Note 10 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

     Net revenues increased $8.5 million, or 61%, from $14.1 million in the same fiscal quarter of the prior year. This increase came from higher systems revenues, up $7.9 million or 83%, from the same period last year. Services revenues increased over the same period last year by $0.6 million or 14%. Net revenues for the six months ended September 30, 2004 were $43.8 million. Compared to the same period last year net revenues for the six months ended September 30, 2004 increased $17.8 million, or 68%, from $26.0 million. Both product (systems) and service revenue increased, up by 105% and 5% respectively. Systems revenues are more variable than services revenues in general, because services revenues are generated from our installed based of systems, which fluctuates gradually as the warranty periods of newer systems expire causing those systems to require paid parts and repair services and older systems are either decommissioned or replaced with newer models.

     Our primary business is the design, manufacture and sale of our Therma-Probe, Opti-Probe, Opti-Probe Critical Dimension and Integra integrated product metrology systems. We also sell replacement and spare parts and service support for these products, including associated labor, which is often sold in service contracts for durations of one or more years.

     International sales accounted for approximately 74% and 70% of our total net revenues for the three months ended September 30, 2004 and 2003, respectively. International sales accounted for approximately 74% and 61% of our total net revenues for the six months ended September 30, 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. The flow of orders and shipments by country are uneven on a quarterly basis, therefore the percentage of revenues by country may vary greatly from quarter to quarter. For more information on revenues by country for the first three and six months of fiscal 2005 and 2004, respectively, see Note 10 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

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

     Three customers each accounted for 19%, 11% and 11% of our net revenues for the three months ended September 30, 2004. For the three months ended September 30, 2003, three customers each accounted for 24%, 14% and 11% of our net revenues. Two customers each accounted for 11% and 10% of our net revenues for the six months ended September 30, 2004. For the six months ended September 30, 2003, three customers each accounted for 22%, 14% and 10% of our net revenues.

Gross Profit. Gross profit for the second quarter of fiscal 2005 was $10.8 million, an increase of $0.1 million, from a gross profit of $10.7 million in the first quarter of fiscal 2005. Compared to the same quarter of fiscal 2004, gross profit increased $5.2 million, or 93%. As a percentage of net revenues, gross profit for the second quarter of fiscal 2005 was 47.7%, compared to 50.7% for the first quarter of fiscal 2005 and 39.6% for the second quarter of fiscal 2004.

     The increase in gross profit in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily attributable to increased higher net revenues of $8.5 million, which also resulted in higher manufacturing volumes and significantly improved manufacturing efficiencies. Additionally, cost reduction programs lowered component costs, particularly in the company’s more advanced Opti-Probe and Therma-Probe products. The second quarter of fiscal 2005 also benefited from a credit to stock-based compensation expense of $0.3 million compared to a $15,000 charge during the second quarter of fiscal 2004.

     Higher sales drove demand for certain inventory that had previously been written down in value. During the second quarter of fiscal 2005, the company sold $1.8 million of zero cost and reduced-cost inventories, of which $1.1 million, or 5 margin percentage points, related to raw materials and sub-assemblies and $0.7 million, related to cost reductions recognized previously on finished goods held for sale. Partially offsetting these benefits were provisions of $0.9 million, or negative 4 margin percentage points, incurred to establish additional reduced cost basis for other specific inventories in the second quarter of fiscal 2005.

     During the first quarter of fiscal 2005, the company sold $2.8 million of zero cost and reduced-cost inventories, of which $2.0 million, or 9 margin percentage points, related to raw materials and sub-assemblies and $0.8 million, or 4 margin percentage points, related to cost reductions recognized previously on finished goods held for sale. Partially offsetting these benefits were provisions of $1.0 million, or negative 5 margin percentage points, incurred to establish additional reduced-cost basis for other specific inventories in the first quarter of fiscal 2005.

     In the second quarter of the fiscal 2004, we sold $3.0 million of zero cost and reduced-cost inventories, of which $2.1 million, or 15 margin percentage points, related to raw materials and sub-assemblies and $0.9 million, related to reduced-cost finished goods held for sale. Partially offsetting these benefits were provisions of $1.7 million, or negative 12 margin percentage points, incurred to write down inventories on hand to their realizable values.

     Actual scrap of inventories previously written-off were $0.9 million in the second quarter of fiscal 2005 compared to $0.9 million in the first quarter of fiscal 2005 and $0.8 million in the second quarter of fiscal 2004.

     Looking ahead to the second quarter of fiscal 2005, we expect our product mix to continue to move toward more advanced and 300 mm product sales. However, we expect the benefit from sale of previously written off inventories to decrease by approximately another $1.0 million dollars and become insignificant in the fourth quarter of fiscal 2005. We expect a decline in the benefit from the sale of previously written off inventories because most of the previously written off inventories have been used in prior quarters, and because the remaining zero cost inventories are used primarily in less advanced 200 mm products for which demand is decreasing as interest in our more advanced 300 mm products increases. Our cost reduction programs have continued to progress as planned. We will begin to gain additional benefit from those programs in the third quarter of fiscal 2005, but the majority of the benefits will begin in our fourth quarter of fiscal 2005. As a result, we anticipate that our gross margins for the third quarter of fiscal 2005 are likely to be in the mid-40 percent range, excluding the impact of charges or benefits due to the variable accounting treatment for certain stock options (see Note 1 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements).

Research and Development (R&D), Expenses. R&D expenses for the second quarter of fiscal 2005 were $4.4 million, flat compared to $4.4 million in the first quarter of fiscal 2005 and a decrease of 15% from $5.2 million for the same quarter of last fiscal year. R&D expenses for the first six months of fiscal 2005 were $8.8 million, a decrease of $1.3 million, or 13%, from $10.1 million for the same period of last fiscal year. The decrease in R&D expenses compared with last fiscal year primarily reflects lower costs for equipment, project materials and outside services. We expect our overall R&D expenditures will increase slightly in the third fiscal quarter of 2005 due to increasing headcount and higher project costs. We continue to allocate our R&D resources to the programs that can sustain our technological leadership, which we expect will continue to strengthen our market position.

Selling, General and Administrative (SG&A), Expenses. SG&A expenses for the second quarter of fiscal 2005 were $5.9 million, an increase of 3% from SG&A expenses of $5.8 million in the first quarter of fiscal 2005. Compared to the second quarter of last fiscal year, SG&A expenses were flat at $5.9 million. SG&A expenses for the first six months of fiscal 2005 were $11.7 million, an increase of 3% from SG&A expenses of $11.4 million in the first six months of fiscal 2004. For the third quarter of fiscal 2005 we anticipate SG&A spending to increase slightly and to increase an additional $0.8 million for compliance activities related to Section 404 of the Sarbanes-Oxley Act of 2002.

Restructuring, Severance and Other. No restructuring, severance and other expenses were incurred during the second quarter of fiscal 2005. Compared to the first quarter of fiscal 2005, restructuring, severance and other expenses decreased by $0.4 million. Compared to the same period last year, restructuring charges decreased by $0.1 million. For the six months ended September 30, 2004 restructuring charges decreased $1.2 million to $0.4 million from $1.6 million in the same period of fiscal 2004. Restructuring charges one year ago included costs related to reduction in force programs. We do not anticipate additional restructuring charges in the third quarter of fiscal 2005. However, as sub-lease rates and occupancy estimates change, we may take additional charges or record credits related to our one excess facility currently available for sub-lease.

Stock-Based Compensation. Stock-based employee compensation expense (benefit) included in net income as reported includes amounts for two events, specifically, the stock options assumed during the acquisition of Sensys Corporation, and the stock option exchange on September 10, 2003.

     As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The related deferred stock compensation amortization expenses were $44,000, $0.3 million, and $0.2 million for the three months ended September 30, 2004, June 30, 2004 and September 30, 2003, respectively, a portion of which was included in cost of revenues. For the six months ended September 30, 2004 and 2003, respectively, deferred stock compensation amortization expenses were $0.3 million and $0.4 million. These charges reflect the vesting schedules of the stock options and reductions in headcount due to employee turnover and reduction in force programs that began during fiscal 2003 and continued through the first three quarters of fiscal 2004. As of September 30, 2004, $0.2 million of deferred stock compensation related to the Sensys acquisition remains to be amortized over future periods ending in January 2006.

     As a result of the completion of the employee stock option exchange program, effective September 10, 2003, we recorded a benefit of approximately $1.2 million of stock-based compensation in the second quarter of fiscal 2005. The benefit is primarily a result of the decline in the closing stock price from $4.78 per share at the end of the first quarter of fiscal 2005 compared to $3.33 per share at the end of the second quarter of fiscal 2005. For the six months ended September 30, 2004, we recorded a charge of approximately $0.3 million. This charge reflects the options eligible for exchange on September 10, 2003 and reflects options issued to eligible participants within the six months prior to and following September 10, 2003. Due to variable accounting, compensation expense is being recorded for the vesting of these options over time, based on increases or decreases in the period-end stock price over and above the exercise price of the new options. In future quarters, the expense could increase as more shares become vested and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the amount of net expense previously recorded. As of the end of the second quarter of fiscal 2005, $0.2 million of deferred stock compensation related to the variable accounting treatment for certain stock options remained to be amortized over future periods. The amount of deferred stock compensation to be amortized is expected to increase as the vesting of the options increases and to be adjusted either higher or lower depending on the closing stock price at the end of each period.

Other Income (Expense). Other income, net, for the second quarter of fiscal 2005 was $27,000, compared to other income, net, of $52,000 in the first quarter of fiscal 2005, and other income, net, of $54,000 in the second quarter of fiscal 2004. Other income, net, for the first six months of fiscal 2005 was $79,000, compared to other expense, net, of $141,000 in the first six months of fiscal 2004. Other expense for the six months of fiscal 2004 includes a loss on the sale of an investment in the amount of $0.1 million and a loss of $0.1 million related to a change in the investment value of contributions to our deferred executive compensation program.

Net Income (Loss). The combination of all the factors discussed above contributed to a net income of $1.3 million, or $0.04 and $0.03 per basic and diluted share, respectively, for the second quarter of fiscal 2005, compared with a net loss of $1.2 million, or negative $0.03 per basic and diluted share, in the first quarter of fiscal 2005 and a net loss of $5.7 million, or negative $0.19 per basic and diluted share, in the second quarter of fiscal 2004. Net income for the first six months of fiscal 2005 was $0.1 million, or $0.00 per basic and diluted share, compared to a loss of $15.3 million, or negative $0.52 per basic and diluted share, in the first six months of fiscal 2004. We expect that with our cost reduction programs in place and an expected revenue increase, we will continue to improve operating results in the upcoming quarters. However, in the third quarter of fiscal 2004, we anticipate spending an incremental $0.8 million on compliance activities related to Section 404 of the Sarbanes-Oxley Act. We expect the third quarter of fiscal 2005 net loss to be within the range of negative $0.03 per basic and diluted share to positive $0.01 per diluted share.

Liquidity and Capital Resources

     Our principal liquidity requirements are for working capital. Over the last three fiscal years, we have funded our operating activities principally from proceeds from sales of common stock. We have incurred substantial losses and experienced negative cash flows since fiscal 2000, and we had an accumulated deficit of $300.9 million at September 30, 2004. Our cash balances increased during fiscal 2004 primarily as a result of the $11.7 million in net proceeds from a private placement in September 2003. In the offering, we raised $12.7 million of gross proceeds and incurred $1.0 million of issuance costs, $0.9 million of which were payable to Needham & Company who acted as placement agents. We are using these funds for general corporate purposes.

     Our cash balance decreased by $6.7 million during the first six months of fiscal 2005 from $23.9 million to $17.2 million, mostly due to operating activities, which consumed $5.9 million. Investments in property and equipment and in our patent portfolio used $1.0 million. Cash raised through the proceeds from the exercise of stock options contributed cash of $0.3 million. This net decrease in cash of $6.7 million during the first six months of fiscal 2005 compares to an increase in cash during the first six months of fiscal 2004 of $8.9 million, most of which reflected the proceeds from a private placement stock offering.

     Cash flows used by operating activities were $5.9 million and $4.5 million for the first six months of fiscal 2005 and 2004, respectively, an increase in cash used of $1.4 million due to operating activities. The net income in the first six months of fiscal 2005 was $0.1 million, compared to a net loss of $15.3 million in the first six months of 2004. Cash was used to fund increases in operating assets, principally inventory and accounts receivable. Increases in inventory were $7.3 million in the first six months of fiscal 2005 compared to a $25,000 decrease in inventories in the first six months of fiscal 2004. The increase in inventory reflects increased purchases to support higher production volumes. Similarly, accounts receivable increased by $3.4 million in the first six months of fiscal 2005, reflecting higher shipments and the timing of those shipments. This increase of $3.4 million, compared to a reduction in accounts receivable in the first six months of last year of $4.2 million, is due to higher billings in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. Days sales outstanding as of September 30, 2004 were 63 days compared to 61 days as of September 30, 2003. Deferred revenues increased by $1.4 million in the first six months of 2005 compared to a decrease of $0.3 million in the first six months of fiscal 2004. Accounts payable increased in the first six months of fiscal 2005 generating operating cash flows of $2.7 million, compared to $0.9 million in the first six months of fiscal 2004. Changes in other assets and liabilities decreased cash flows from operating activities by $0.7 million in the first six months of fiscal 2005 compared to a decrease in cash flows from other assets and liabilities of $0.9 million in the first six months of fiscal 2004. Adjustments to reconcile net loss to net cash used in operating activities included $4.1 million in non-cash charges in the first six months of fiscal 2005 compared to $6.1 million in the first six months of fiscal 2004. These charges included depreciation and amortization, down $1.1 million; inventory provisions, down $1.5 million; credits for doubtful accounts, up by $0.8 million; and other changes which net to a reduction of $0.2 million.

     Cash flows used by investing activities were $1.0 million in the first six months of fiscal 2005 compared to cash flows used by investing activities of $25,000 in the first six months of fiscal 2004. Cash flows used by investing activities in the first six months of fiscal 2004 included proceeds of $0.4 million from the sale of an investment. In the first six months of fiscal 2005, purchases of property and equipment were $0.6 million, up from $37,000 in the first six months of fiscal 2004. Investments in our patent portfolio were unchanged at $0.4 million in the first six months of fiscal 2005 and 2004, respectively.

     Cash flows provided by financing activities were $0.3 million in the first six months of fiscal of 2005 compared to cash flows provided by financing activities of $13.1 million in the first six months of fiscal 2004. The cash flows provided by financing activities last year primarily resulted from net proceeds from a private placement in September 2003.

Off-Balance Sheet Commitments

     Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space, purchase commitments, minimum royalty payments under certain software license agreements, and cancellation fee commitments to vendors related to non-cancelable inventory purchase orders. Future payments due under these obligations as of September 30, 2004 (in thousands) are as follows:

			Minimum
	Operating	Purchase	Royalty	Cancellation
	Leases	Commitments	Payments	Fees	Total
Fiscal Year
2005	$1,411	$7,941	$30	$518	$9,900
2006	1,914	48	40	—	2,002
2007	686	—	40	—	726
2008	666	—	—	—	666
2009	100	—	—	—	100
2010 and thereafter	—	—	—	—	—

Total future minimum payments	$4,777	$7,989	$110	$518	$13,394

     The total future minimum payments for operating leases in the table above includes the gross amounts payable under all operating leases and does not include the benefit of sub-lease income being realized on one excess facility or the benefit of projected sub-lease income on a second excess facility (see Notes 5 and 7 to the accompanying Notes to Unaudited Consolidated Financial Statements).

     We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at September 30, 2004.

     In June 2003, we entered into a loan and security agreement with Silicon Valley Bank (SVB). The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed, revolving line of credit. These bank credit facilities allow us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% as of September 30, 2004. The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% as of September 30, 2004. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines and the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. The credit facility matures on June 11, 2005. As of September 30, 2004, we had no borrowings and $3.5 million in outstanding letters of credit under this agreement, none of which have been drawn against. As of September 30, 2004, we were in compliance with all the covenants in the agreement.

Inflation

     The impact of inflation on our business was not material for the fiscal quarter ended September 30, 2004 or for the comparable period of last year.

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

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates to our cash investment portfolio. We do not use derivative financial instruments in our investment portfolio, which consists of only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have minimal cash flow exposure due to rate changes for cash and cash equivalents because interest income earned on our cash investments is considered immaterial. Our cash investment portfolio is invested at market interest rates.

     As of September 30, 2004, our cash and cash equivalents included money market securities and mutual funds comprised of investment grade commercial paper. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

     We are primarily a U.S. dollar functional currency entity. A substantial portion of our international sales is denominated in U.S. dollars, and as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales.

     We have determined that the functional currency of our foreign operations is the local currency in our international operations, which incur most of their expenses in the local currency. The transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statements of operations and amounted to less than $0.1 million in the three and six months ended September 30, 2004 and 2003, respectively. Due to the low dollar value of transactions made in currencies other than the functional currencies, we do not expect to experience significant currency gains and losses in our statements of operations.

     We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars leads to a translation gain or loss. The accumulated effects of foreign translation rate changes related to net assets outside the U.S. are included as a component of stockholder’s equity. As of September 30, 2004 we have an accumulated other comprehensive loss of $0.9 million consisting of foreign currency translation adjustments, compared to $0.7 million as of March 31, 2004.

     We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Sarbanes-Oxley Act of 2002 Compliance Risk

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report by management on the company’s internal controls over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting.

     We have been working to complete our assessment of the effectiveness of our internal controls over financial reporting by the time we are required to file our next Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our documentation and testing to date have identified certain gaps in the documentation and design of internal controls over financial reporting that we are in the process of remediating. Our independent registered public accounting firm has likewise been working to evaluate our assessment and to test the design and operating effectiveness of our internal controls over financial reporting.

     Since this is the first year of the new Section 404 requirements, it is difficult for us or our independent registered public accounting firm to predict how long it will take to complete the assessment of the effectiveness of our internal controls over financial reporting, including the final evaluation of the significance of control deficiencies. This results in a heightened risk of unexpected delays and obstacles to completing the project on a timely basis. Accordingly, tight project management to continually gauge the status of the effort and ensure that it stays on schedule is critical to success. It is important that we continue diligently to complete our work and provide our results and assessments to our auditors on a timely basis and in accordance with the agreed-upon time schedule in order for our independent registered public accounting firm to complete their assessment on a timely basis.

     While we anticipate that we will be able to comply on a timely basis with these requirements, unforeseen delays may occur which could prevent us from achieving timely compliance. If we fail to complete our evaluation on a timely basis and in a satisfactory manner, or if our independent registered public accounting firm is unable to attest on a timely basis to the adequacy of the Company’s internal control, this may impact the reliability of our internal controls over financial reporting, and we may be subject to additional scrutiny by the SEC or our investors regarding our internal controls over financial reporting. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions as of March 31, 2005 with respect to the effectiveness of our internal controls over financial reporting.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The company’s management, including the company’s President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Secretary, conducted an evaluation as of September 30, 2004 of the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

     There have been no significant changes in the company’s internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The 2004 Annual Meeting of Stockholders was held on August 23, 2004. The following proposal was voted: (I) the election of our directors. The vote tally was as follows:

Proposal (I)

Directors	Director Class	Total Vote For Each Director:	Total Vote Withheld From Each Director:
Peter R. Hanley	(II)	27,797,111	497,347
Nam Pyo Suh	(II)	27,794,761	499,697
Lawrence Tomlinson	(II)	28,013,375	281,083

Proposal (I) was approved by our stockholders.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Agreement between Therma-Wave and KLA-Tencor Corporation effective as of July 1, 2004 (incorporated by reference to Form 8-K filed August 27, 2004).

22.1	Report of Inspector of Election

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-K for the period ended March 31, 2004 (File No. 000-26911)).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.

(Registrant)

/s/ L. RAY CHRISTIE

L.RAY CHRISTIE

Senior Vice President, Chief Financial Officer and Secretary
(as Registrant and as Principal Accounting Officer)

November 5, 2004

EXHIBIT INDEX

Exhibit Number	Description
10.1	Agreement between Therma-Wave and KLA-Tencor Corporation effective as of July 1, 2004 (incorporated by reference to Form 8-K filed August 27, 2004).

22.1	Report of Inspector of Election

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-K for the period ended March 31, 2004 (File No. 000-26911)).