Form 10-Q
period 2004-12-26
THERMA WAVE INC
filed 2005-02-04
CIK 828119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practical date:

Class	Outstanding as of January 31, 2005
Common stock, $0.01 par value	36,158,639

THERMA-WAVE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$13,711	$23,899
Accounts receivable, net of allowances of $925 and $907 as of December 31, 2004 and March 31, 2004, respectively	22,399	14,772
Inventories	25,652	17,169
Other current assets	2,413	2,075

Total current assets	64,175	57,915
Property and equipment, net	3,320	4,564
Other assets, net	1,587	2,710

Total assets	$69,082	$65,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,873	$7,420
Accrued liabilities	16,845	15,730
Deferred revenues	9,848	6,887

Total current liabilities	35,566	30,037
Non-current deferred revenues	1,353	1,815
Other long-term liabilities	373	1,073

Total liabilities	37,292	32,925

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 36,158,026 shares issued and outstanding at December 31, 2004; 35,498,025 shares issued and outstanding at March 31, 2004	360	355
Additional paid-in capital	335,227	335,012
Notes receivable from stockholders	(174)	(174)
Accumulated other comprehensive loss	(596)	(735)
Deferred stock-based compensation	(242)	(1,172)
Accumulated deficit	(302,785)	(301,022)

Total stockholders’ equity	31,790	32,264

Total liabilities and stockholders’ equity	$69,082	$65,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Net revenues
Product	$16,044	$15,579	$49,761	$31,990
Services and parts	5,426	4,287	15,462	13,845

Total net revenues	21,470	19,866	65,223	45,835
Cost of revenues (1)	12,368	9,904	34,629	27,474

Gross profit	9,102	9,962	30,594	18,361

Operating expenses:
Research and development (2)	4,341	4,497	13,132	14,628
Selling, general and administrative (3)	6,478	5,316	18,169	16,699
Restructuring, severance and other	—	381	373	1,973
Stock-based compensation expense (4)	37	795	602	1,209

Total operating expenses	10,856	10,989	32,276	34,509

Operating loss	(1,754)	(1,027)	(1,682)	(16,148)

Other income (expense):
Interest expense	(7)	(39)	(15)	(84)
Interest income	52	31	142	134
Other, net	7	4	4	(195)

Total other income (expense), net	52	(4)	131	(145)

Loss before provision for income taxes	(1,702)	(1,031)	(1,551)	(16,293)
Provision for income taxes	209	—	212	—

Net loss	$(1,911)	$(1,031)	$(1,763)	$(16,293)

Net loss per share:
Basic and Diluted	$(0.05)	$(0.03)	$(0.05)	$(0.52)

Weighted average common shares outstanding:
Basic and Diluted	36,004	35,325	35,822	31,356

(1)	Includes stock-based compensation expense (benefit) of $(7) and $215 for the three months ended December 31, 2004 and 2003, respectively, and $49 and $230 for the nine months ended December 31, 2004 and 2003, respectively.

(2)	Stock-based compensation expense is reported separately in operating expenses. The amount attributable to research and development is $22 and $489 for the three months ended December 31, 2004 and 2003, respectively, and $344 and $739 for the nine months ended December 31, 2004 and 2003, respectively.

(3)	Stock-based compensation expense is reported separately in operating expenses. The amount attributable to selling, general and administrative is $15 and $306 for the three months ended December 31, 2004 and 2003, respectively, and $258 and $470 for the nine months ended December 31, 2004 and 2003, respectively.

(4)	Stock-based compensation expense related to operating expenses, including research and development (see footnote (2)) and selling, general and administrative (see footnote (3)).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended December 31,
	2004	2003
Operating activities:
Net loss	$(1,763)	$(16,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,026	3,397
Amortization of intangible assets	612	2,355
Amortization of stock-based compensation	651	1,439
Provision (credit) for doubtful accounts receivable	18	(932)
Provision for excess and obsolete inventories	3,423	4,114
Loss on disposal of property and equipment	15	459
Loss on sale of an investment	—	125
Changes in operating assets and liabilities:
Accounts receivable	(7,645)	(264)
Inventories	(11,906)	1,085
Other assets	568	1,525
Accounts payable	1,453	1,225
Accrued liabilities	415	(691)
Deferred revenues	2,499	(1,970)

Net cash used in operating activities	(9,634)	(4,426)

Investing activities:
Purchases of property and equipment	(797)	(197)
Proceeds from sale of an investment	—	375
Purchase of patents	(395)	(551)

Net cash used in investing activities	(1,192)	(373)

Financing activities:
Restricted cash	—	1,064
Proceeds from issuance of common stock	499	11,973
Proceeds from notes receivable from stockholders	—	23

Net cash provided by financing activities	499	13,060

Effect of exchange rates on cash	139	556

Net increase (decrease) in cash and cash equivalents	(10,188)	8,817
Cash and cash equivalents at beginning of period	23,899	13,695

Cash and cash equivalents at end of period	$13,711	$22,512

Supplementary disclosures:
Cash paid for interest	$87	$25
Cash paid for income taxes	$21	$9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(As of December 31, 2004)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. (“we”, “our”, the “Company”) and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position at December 31, 2004, the operating results for the three and nine months ended December 31, 2004 and 2003, and the cash flows for the nine months ended December 31, 2004 and 2003. These financial statements and notes should be read in conjunction with our audited financial statements and the notes thereto included in our Form 10-K for the year ended March 31, 2004.

     The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for our current fiscal year which ends on April 3, 2005.

     The third quarters of fiscal years 2005 and 2004 and the fiscal year 2004 ended on December 26, 2004, December 28, 2003 and March 28, 2004, respectively. For presentation purposes, the accompanying unaudited condensed consolidated financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.

     Liquidity

     Our principal sources of funds have been and are anticipated to be cash on hand ($13.7 million as of December 31, 2004), cash flows from operating activities (if any), borrowings under our bank credit facility and proceeds from the sale of our common stock. We believe that we will have adequate liquidity and capital resources to meet our current and future financial obligations for the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available, if required or, if available, will be on terms satisfactory to us.

     Revenue Recognition

     Revenues are recognized when our contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer acceptance has been obtained, if applicable. Shipments are made in compliance with shipment requirements specified in our customer’s purchase order. Freight terms of sales are ex-works shipping point unless otherwise negotiated and agreed in writing between our customer and us.

     Systems Revenues. Systems (product) sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenues in the amount of the greater of the fair market value of installation and related post shipment services or the percentage of payment subject to acceptance. Systems revenues are allocated on a fair value basis to each component of the multiple-element arrangement. Revenues on each element are recognized when our contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer acceptance has been obtained, if applicable. Estimated contractual warranty obligations are recorded as cost of revenues when related systems sales are shipped.

     Systems revenues on newly introduced products are deferred at shipment and recognized only upon customer acceptance assuming all other revenue recognition criteria have been met. Systems revenues are also deferred when the customer has the right to return the product for credit. In such cases, systems revenues are not recognized until all of the following conditions have been evidenced after the customer’s purchase order has been fulfilled: the right of return has expired, and any potential returns would require authorization by our company under warranty provisions; the price of the sale is fixed or determinable; the payment terms are fixed and enforceable; collectibility of the sales price has been reasonably assured and customer acceptance has been obtained, if applicable.

     Services and Parts Revenues. We derive services and parts revenues from three primary sources: sale of spare parts, service contracts and service labor. Revenues on the sale of spare parts are recognized when spare parts have been shipped, title and risk of ownership have transferred to the customer and collectibility of the sales price has been reasonably assured. Revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contract. Revenues on time and material services performed are recognized when the services are completed, collectibility of the sales price has been reasonably assured and customer acceptance has been obtained, if applicable.

     Deferred Revenues. Deferred revenues arise from systems (product) sales and service contracts. Revenues on service contracts are deferred and recognized on a straight-line basis over the respective contract term. Systems sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenues in the amount of the greater of the fair market value of installation and related post shipment services or the percentage of payment subject to acceptance. Systems revenues are allocated on a fair value basis to each component of the multiple-element arrangement. Revenues on each element are recognized when our contractual obligations have been performed, title and risk of ownership have passed to the customer, collectibility of the sales price has been reasonably assured and customer acceptance has been obtained, if applicable.

     In accordance with SAB 104, we evaluate our systems sales to determine the appropriate timing for revenue recognition for each of the multiple elements involved in each sale. This sometimes results in deferrals of revenues from the period in which the tool is shipped to future periods.

     Reclassifications

     Certain prior year amounts in the unaudited condensed consolidated financial statements have been changed to conform to current period classifications.

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

     Had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans and employee stock purchase plans, consistent with the methodology prescribed under SFAS No. 123, our pro forma net loss and pro forma net loss per share under SFAS No. 123 would have been:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net loss (in thousands, except per share data) As reported	$(1,911)	$(1,031)	$(1,763)	$(16,293)
Stock-based employee compensation expense included in the determination of net loss, as reported	30	1,010	651	1,439
Stock-based employee compensation expense as determined using the fair value method	(919)	(1,630)	(3,270)	(3,777)

Pro forma net loss	$(2,800)	$(1,651)	$(4,382)	$(18,631)

Basic and diluted net loss per share
As reported	$(0.05)	$(0.03)	$(0.05)	$(0.52)
Pro forma	$(0.08)	$(0.05)	$(0.12)	$(0.59)

     The weighted average grant-date fair value of our stock options was $1.83 and $3.83 for the three months ended December 31, 2004 and 2003, respectively, and $2.46 and $2.02 for the nine months ended December 31, 2004 and 2003, respectively. These values were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Risk-free interest rate	3.3%	3.1%	3.2%	3.6%
Expected dividend yield	—	—	—	—
Expected volatility	74%	118%	89%	118%
Expected life in years	4.6	4.2	4.9	3.7

     The weighted average grant-date fair value of our stock purchase rights granted under our employee stock purchase plans was $0.78 and $0.23 for the three months ended December 31, 2004 and 2003, respectively, and $0.44 and $0.24 for the nine months ended December 31, 2004 and 2003, respectively. These values were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Risk-free interest rate	1.9%	0.9%	1.5%	1.0%
Expected dividend yield	—	—	—	—
Expected volatility	48%	120%	67%	109%
Expected life in years	1.3	1.1	1.2	0.9

     Stock-based employee compensation expense (benefit) included in net loss as reported for the three months and nine months ended December 31, 2004 and 2003, respectively, includes amounts for two events, specifically, the stock options assumed during the acquisition of Sensys Corporation, and the stock option exchange on September 10, 2003.

     As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The related deferred stock compensation amortization expenses were $52,000, $44,000, and $0.1 million for the three months ended December 31, 2004, September 30, 2004, and December 31, 2003, respectively. For the nine months ended December 31, 2004 and 2003, respectively, deferred stock compensation amortization expenses were $0.4 million and $0.5 million. A portion of the deferred stock amortization expense are included in cost of revenues. These expenses reflect the vesting schedules of the stock options and reductions in headcount due to employee turnover and reduction in force programs that began during fiscal 2003 and continued through the first nine months of fiscal 2004. As of December 31, 2004, $0.1 million of deferred stock compensation related to the Sensys acquisition remains to be amortized over future periods ending in January 2006.

     As a result of the completion of the employee stock option exchange program, effective September 10, 2003, we recorded an expense (benefit) from the amortization of deferred compensation expense related to the variable accounting treatment for stock options of $(22,000) and $0.9 million for the three months ended December 31, 2004 and December 31, 2003, respectively. For the nine months ended December 31, 2004 and December 31, 2003, respectively, we have recorded an expense of $0.3 million and $0.9 million from the amortization of deferred compensation expense related to the variable accounting treatment for stock options. These expenses and benefits reflect the options eligible for exchange that were outstanding since September 10, 2003 and the options issued to eligible participants within the six months prior to or following September 10, 2003. Due to variable accounting, compensation expense is being recorded for the pro-rata vesting of these options over time based on increases or decreases in the period-end stock price over and above the exercise price of the new options. In future periods, the expense could increase as more shares become vested and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the cumulative amortization of deferred stock compensation of $1.0 million previously recorded.

     On November 24, 2004 the Company adopted a Director Stock Option Agreement which provides accelerated vesting of options granted to the Company’s Directors upon a change in control of the Company. The agreement is attached as Exhibit 10.1.

     The Company closed its deferred executive compensation plan on December 16, 2004. As of December 26, 2004, the date when the third fiscal quarter ended, there was a $0.4 million balance remaining to be paid to participants. This amount was paid in the subsequent period prior to December 31, 2004.

     Recently Issued Accounting Pronouncements

     FAS 123R. In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for periods beginning after June 15, 2005, which means for the Company’s second quarter of fiscal year 2006. The Company’s management is currently evaluating the impact of FAS No. 123R on the Company’s financial position and results of operations.

     FAS 151. In November 2004, the FASB has issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“FAS No. 151”). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period expenses and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

     The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

     FAS 153. In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The effective date is for exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that the adoption of this standard will have no material impact on its financial statements.

2. Balance Sheet Components

	December 31, 2004	March 31, 2004
Inventories (in thousands)
Purchased materials	$8,804	$6,066
Systems in process	11,642	8,158
Finished systems	3,614	1,981
Inventories at customer locations	1,592	964

Total inventories	$25,652	$17,169

	December 31, 2004	March 31, 2004
Property and Equipment (in thousands)
Laboratory and test equipment	$4,879	$6,014
Office furniture and equipment	10,718	10,100
Machinery and equipment	695	819
Leasehold improvements	8,626	8,612

Total property and equipment at cost	24,918	25,545
Accumulated depreciation and amortization	(21,598)	(20,981)

Total property and equipment, net	$3,320	$4,564

     During the nine months ended December 31, 2004, the Company disposed of equipment having a gross value of $1,424,000 and accumulated depreciation of $1,409,000. There was a loss of approximately $15,000 on the disposals.

	December 31, 2004	March 31, 2004
Accrued Liabilities (in thousands)
Accrued compensation and related expenses	$3,690	$2,368
Accrued warranty costs	1,679	1,731
Commissions payable	1,840	893
Income tax payable	5,061	4,870
Restructuring liabilities	271	220
Other accrued liabilities	4,304	5,648

Total accrued liabilities	$16,845	$15,730

3. Comprehensive Loss

     Comprehensive loss consists of the net loss for the period and the change in accumulated foreign currency translation adjustments during the period. For the three months ended December 31, 2004 and 2003, comprehensive loss amounted to approximately $1.6 million and $0.8 million, respectively. For the nine months ended December 31, 2004 and 2003, comprehensive loss amounted to approximately $1.6 million and $15.7 million, respectively.

4. Net Loss Per Share

     Basic net loss per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events.

     Diluted net loss per share is based on the weighted average number of common shares outstanding and the potential dilution of securities by including stock options and outstanding warrants. Outstanding stock options and warrants are considered dilutive only if their exercise price is less than the closing market price for the Company’s stock at the period end. Additionally, no adjustment is performed for dilutive shares for a period in which the Company has experienced a net loss.

     The following table summarizes securities outstanding as of December 31, 2004 and 2003, respectively, which were not included in the calculation of diluted net loss per share for the three months and nine months ending December 31, 2004 and 2003, respectively.

	As of December 31,
	2004	2003
Securities Excluded from Diluted Net Loss per Share (in thousands)
Stock options	6,405	5,649
Warrants	47	79

     The stock options outstanding that were excluded from the diluted net loss per share had a weighted average exercise price at December 31, 2004 and 2003 of $3.65 and $12.11, respectively. The warrants outstanding that were excluded from the diluted net loss per share had a weighted average exercise price at December 31, 2004 and 2003 of $3.82 and $3.68, respectively.

5. Commitments and Contingencies

     We lease our facilities under non-cancelable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. We are required pursuant to the terms of facility leases to maintain two standby letters of credit totaling $2.6 million. No amounts have been drawn against these standby letters of credit.

     Rent expense was approximately $0.6 million and $0.7 million for the three months ended December 31, 2004 and 2003, respectively and approximately $1.9 million and $2.1 million for the nine months ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, future minimum lease payments under non-cancelable operating leases (facilities and equipment leases) are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total
Future Minimum Lease Payments by Fiscal Year (in thousands)
Operating lease obligations	$522	$1,985	$1,816	$1,766	$1,275	$2,169	$9,533

     On August 12, 2004, we entered into an agreement involving a mutual exchange of intellectual property rights, effective July 1, 2004. During the term of the agreement, Therma-Wave agrees to pay a royalty of $50,000 for each stand-alone tool shipped by Therma-Wave that uses scatterometry to perform CD measurements and $12,500 for each integrated tool on behalf of a scatterometry product sold. These royalties are adjustable annually for increases in the consumer price index. Amounts due under the agreement have been paid or accrued as liabilities and charged to cost of sales or pre-paid royalties, as appropriate, as of December 31, 2004.

6. Financing Arrangements

     In June 2003, we entered into a loan and security agreement with Silicon Valley Bank, or “SVB”. The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States, or “EXIM”, guaranteed revolving line of credit. These bank credit facilities allow us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50%, or 6.75%, as of December 31, 2004. The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75%, or 7.0%, as of December 31, 2004. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines and the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. The credit facility matures on June 11, 2005. As of December 31, 2004, we had no borrowings and $4.6 million in outstanding letters of credit under this agreement, none of which had been drawn against. During the three months ended December 31, 2004, the Company was in violation of a covenant to maintain a specified quick ratio. As of December 31, 2004, we were able to renegotiate a new quick ratio and a new quick ratio formula with the bank and were in compliance with all the covenants as revised in the agreement.

     Indemnification

     We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions. As of December 31, 2004, we have not incurred any losses under such indemnification during the periods covered in this report and the Company believes that the fair value of our indemnification arrangements is not material.

     Legal Proceedings

     We are not aware of any material legal proceedings pending against us. We may be required to initiate litigation in order to enforce any patents issued or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and could subject us to significant liabilities or require us to cease using or to pay license fees for proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

7. Restructuring, Severance and Other Costs

     The following tables summarize the changes in restructuring, severance and other costs during the nine months ended December 31, 2004 and 2003, respectively:

	Liability as of			Liability as of
	March 31, 2004	Provision	Payments	December 31, 2004
Restructuring, Severance and Other Costs (in thousands)
Consolidation of excess facilities	$220	$373	$(322)	$271

	Liability as of			Liability as of
	March 31, 2003	Provision	Payments	December 31, 2003
Restructuring, Severance and Other Costs (in thousands)
Severance and workforce reduction	$558	$1,773	$(2,235)	$96
Consolidation of excess facilities	662	82	(402)	342
Other	134	118	(211)	41

Total	$1,354	$1,973	$(2,848)	$479

8. Warranty Accrual

     At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Changes in the warranty accrual during the nine months ended December 31, 2004 and 2003, respectively, are summarized as follows:

		Provision for	Settlement of
	Beginning	Warranties Issued	Pre-Existing	Ending
	Balance	During the Period	Warranties	Balance
Accrued Warranty (in thousands)
Nine months ended December 31, 2004	$1,731	$1,354	$(1,406)	$1,679

Nine months ended December 31, 2003	$983	$1,506	$(1,069)	$1,420

9. Other Assets, Net

     Capitalized patent acquisition costs are included in non-current other assets, net. Capitalized patent acquisition costs are amortized over the estimated useful life of the patent, generally five years. During the three months ended December 31, 2004, amortization of patent assets was $0.2 million, compared to $1.8 million for the three months ended December 31, 2003. During the nine months ended December 31, 2004, amortization of patent assets was $0.6 million, compared to $2.4 million for the nine months ended December 31, 2003. The nine months ended December 31, 2003 included additional amortization of $1.8 million for a development contract acquired in the Sensys acquisition and was fully expensed as of December 31, 2003. The remaining net book value of our patent portfolio to be amortized is $1.1 million.

10. Segment Information

     We operate in one segment as we manufacture, market and service process control metrology systems used in the manufacture of semiconductor equipment. All products and services are marketed in each geographic region in which we operate.

     Net revenues from external customers are attributed to individual countries based on the location to which the products or services are being delivered. Revenues from Europe are the sum of net revenues generated in the United Kingdom, Germany, France, Italy, Israel and Ireland, among others, each of which does not represent greater than 10% of total net revenues. The following table summarizes the percentage of our total net revenues by geography for the three and nine months ended December 31, 2004 and 2003, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues by Country
United States	29%	23%	27%	32%
Taiwan	31%	8%	21%	16%
Korea	20%	3%	16%	4%
Japan	11%	44%	14%	26%
Europe	4%	10%	8%	13%
China	4%	6%	7%	5%
Singapore	1%	6%	7%	4%

Total	100%	100%	100%	100%

     Revenues in each geographic area are recognized according to our revenue recognition policy as described in Note 1 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. International sales were $15.2 million and $15.3 million in the three months ending December 31, 2004 and 2003, respectively. International sales were $47.8 million and $31.0 million in the nine months ended December 31, 2004 and 2003, respectively.

     Three customers each accounted for 29%, 18% and 16% of our net revenues for the three months ended December 31, 2004. For the three months ended December 31, 2003, three customers each accounted for 32%, 12% and 11% of our net revenues. Three customers each accounted for 17%, 13% and 11% of our net revenues for the nine months ended December 31, 2004. For the nine months ended December 31, 2003, four customers each accounted for 18%, 17%, 11% and 10% of our net revenues.

     The following is a summary of operations in geographic areas. The net revenues reported here reflect the location of operations, not the location to which the products were delivered. Other foreign areas include the United Kingdom, Japan, China, Taiwan, Israel and Korea, each of which is individually not material for separate disclosure. Substantially all of our long-lived assets are located in the United States.

	United States	All Other Locations	Eliminations	Consolidated
Operations In Geographic Areas (in thousands)
Three Months Ended December 31, 2004
Sales to unaffiliated customers	$18,993	$2,477	$—	$21,470
Transfers between geographic locations	236	602	(838)	—

Total net revenues	19,229	3,079	(838)	21,470

Operating loss	$(1,233)	$(56)	$(465)	$(1,754)

Three Months Ended December 31, 2003
Sales to unaffiliated customers	$18,177	$1,689	$—	$19,866
Transfers between geographic locations	116	387	(503)	—

Total net revenues	18,293	2,076	(503)	19,866

Operating loss	$(332)	$(477)	$(218)	$(1,027)

	United States	All Other Locations	Eliminations	Consolidated
Nine Months Ended December 31, 2004
Sales to unaffiliated customers	$57,919	$7,304	$—	$65,223
Transfers between geographic locations	52	1,678	(1,730)	—

Total net revenues	57,971	8,982	(1,730)	65,223

Operating loss	$(1,537)	$(70)	$(75)	$(1,682)

Nine Months Ended December 31, 2003
Sales to unaffiliated customers	$39,951	$5,884	$—	$45,835
Transfers between geographic locations	156	1,435	(1,591)	—

Total net revenues	40,107	7,319	(1,591)	45,835

Operating loss	$(15,314)	$(208)	$(626)	$(16,148)

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

     Advanced process control, in which a sequence of steps is actively controlled through feed-forward and feedback techniques, is becoming the norm especially for the most demanding steps such as gate patterning. Both stand-alone and integrated metrology are integral to advanced process control. Novel metrology solutions using optical critical dimension (CD or OCD) technology are gradually adding capability to traditional critical dimension-scanning electronic microscope (CD-SEM) metrology and have enabled this advanced process control loop.

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

     Addressing New Market: Lithography Metrology

     Opti-Probe RT/CD (real-time critical dimension) and Integra are two additional recently introduced product families.

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

     Critical Accounting Policies and Estimates

     Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies has a significant impact on the results we report in our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts receivable, valuation of long-lived assets and intangible assets, income taxes and warranty. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

     The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and nine months ended December 31, 2004 and 2003 were derived from our unaudited condensed consolidated financial statements which, in the opinion of management, reflect all adjustments necessary for the fair statement of the financial condition and results of operations for such periods.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Results of Operations
Net revenues
Product	74.7%	78.4%	76.3%	69.8%
Services and parts	25.3%	21.6%	23.7%	30.2%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	57.6%	49.9%	53.1%	59.9%

Gross profit	42.4%	50.1%	46.9%	40.1%
Operating expenses:
Research and development	20.2%	22.6%	20.1%	31.9%
Selling, general and administrative	30.2%	26.8%	27.9%	36.5%

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Restructuring, severance and other	0.0%	1.9%	0.6%	4.3%
Stock-based compensation expense	0.2%	4.0%	0.9%	2.6%

Total operating expenses	50.6%	55.3%	49.5%	75.3%

Operating loss	(8.2)%	(5.2)%	(2.6)%	(35.2)%

Other income (expense):
Interest expense	(0.0)%	(0.2)%	(0.0)%	(0.2)%
Interest income	0.3%	0.2%	0.2%	0.3%
Other, net	0.0%	0.0%	0.0%	(0.4)%

Total other income (expense), net	0.3%	(0.0)%	0.2%	(0.3)%

Loss before provision for income taxes	(7.9)%	(5.2)%	(2.4)%	(35.5)%
Provision for income taxes	1.0%	0.0%	0.3%	0.0%

Net loss	(8.9)%	(5.2)%	(2.7)%	(35.5)%

     Net Revenues. Net revenues for the three months ended December 31, 2004 were $21.5 million. Compared to the three months ended September 30, 2004, net revenues decreased $1.1 million, or 5%, from $22.6 million. The decrease in net revenues sequentially was due to a combination of factors. First, the industry is believed to be in a down-turn period and we began to feel the effects of this for the first time, experiencing a slow down in orders, one cancellation and some order push-outs. We also shipped $3.1 million in product on which we deferred revenue recognition under the our revenue recognition policy and shipped another $1.4 million for product that we kept in inventories as evaluation product that we had expected to record as revenue in the period. Our revenue recognition policy discussed in Note 1 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

     Services and parts revenues, which include parts, billable labor and materials and service contracts revenues, increased by 7% compared to the three months ended September 30, 2004, due to an increase in net revenues from service contracts initially sold with systems during prior periods.

     During the three months ended December 31, 2004, we sold a higher percentage of our newer, more advanced systems, particularly those systems designed for 300 mm manufacturing facilities as compared to the three months ended September 31, 2004. However, the prior year period included one time net revenues from the conclusion of a customer funded research project in the amount of $4.7 million. More than offsetting this in the three months ended December 31, 2004, was an increase from both higher systems revenues, which were up by $5.2 million, or 48%, and higher services revenues, up $1.1 million or 27%.

     For information regarding where our product is sold, see Note 10 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

     Net revenues increased in the three months ended December 31, 2004 to $21.5 million, up $1.6 million, or 8%, from $19.9 million in the three months ended December 31, 2003. This increase came from both higher systems revenues, up $0.5 million, or 3%, and higher services revenues, up $1.1 million or 27%. Net revenues for the nine months ended December 31, 2004 were $65.2 million. Net revenues for the nine months ended December 31, 2004 increased $19.4 million, or 42%, from $45.8 million in the nine months ended December 31, 2003. Both systems and services revenues increased, up by 56% and 12%, respectively. Systems revenues are more variable than services revenues in general, because services revenues are generated from our installed base of systems, which fluctuates gradually as the warranty periods of newer systems expire causing those systems to require paid parts and repair services and older systems are either decommissioned or replaced with newer models.

     Our primary business is the design, manufacture and sale of our Therma-Probe, Opti-Probe, Opti-Probe Critical Dimension and Integra integrated product metrology systems. We also sell replacement and spare parts and service support for these products, including associated labor, which are often sold in service contracts for durations of one or more years. The growth in our revenues over the previous quarter and year-to-date came due to improvements in industry market conditions, from regaining business at two major customers lost in previous years, particularly for our Therma-Probe product and from growth in our new products Opti-Probe Critical Dimension and Integra integrated product metrology systems.

     International sales accounted for approximately 71% and 77% of our total net revenues for the three months ended December 31, 2004 and 2003, respectively. International sales accounted for approximately 73% and 68% of our total net revenues for the nine months ended December 31, 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. The flow of orders and shipments by country are uneven, therefore the percentage of revenues by country may vary greatly from period to period. For more information on revenues by country for the three and nine months ended December 31, 2004 and 2003, respectively, see Note 10 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

     A substantial portion of our international sales is denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes in Taiwan, Japan, China, Korea, Israel and Europe, such conditions could negatively impact our international sales in future periods.

     Three customers each accounted for 29%, 18% and 16% of our net revenues for the three months ended December 31, 2004. For the three months ended December 31, 2003, three customers each accounted for 32%, 12% and 11% of our net revenues. Three customers each accounted for 17%, 13% and 11% of our net revenues for the nine months ended December 31, 2004. For the nine months ended December 31, 2003, four customers each accounted for 18%, 17%, 11% and 10% of our net revenues.

     Gross Profit. Gross profit for the three months ended December 31, 2004 was $9.1 million, an decrease of $1.7 million, or 16%, from a gross profit of $10.8 million in the three months ended September 30, 2004. Compared to the three months ended December 31, 2003, gross profit decreased $0.9 million, or 9%. As a percentage of net revenues, gross profit for the three months ended December 31, 2004 was 42.4%, compared to 47.7% for the three months ended September 30, 2004 and 50.1% for the three months ended December 31, 2003.

     There are many factors that influence average gross margin. The two elements that are normally the most significant in our company are the product revenue mix and price. In our fiscal 2005 third quarter compared to our fiscal 2005 second quarter, product revenue mix was the most significant element. First, our net revenues from product or system sales, which generate higher margins, decreased by over 8% while our typically lower margin net services and parts revenues increased by nearly 7%. Also, net revenues from systems final acceptances, which have high margins, decreased by approximately 10%. In addition, our newer more advanced products, particularly 300 mm, continued to account for a high percentage of our net revenues. This product is less mature than our older products and therefore currently generates lower average margins. There are cost reduction programs under way which have already shown progress in reducing these costs and improving margins, and these programs are expected to improve margins further over the next few quarters.

     During the three months ended December 31, 2004, we sold $1.8 million of zero-cost and reduced-cost inventories, of which $1.3 million, or 6 margin percentage points, related to raw materials and sub-assemblies and $0.5 million, or 2 margin percentage points, related to cost reductions recognized previously on finished goods held for sale. Partially offsetting these benefits were provisions of $1.5 million, or negative 7 margin percentage points, incurred to establish additional reduced cost basis for other specific inventories in the three months ended December 31, 2004. The net benefit from recoveries of zero-cost and reduced-cost inventories less new provisions during the three months ended December 31, 2004 was $0.3 million.

     During the three months ended September 30, 2004, we sold $1.8 million of zero-cost and reduced-cost inventories, of which $1.1 million, or 5 margin percentage points, related to raw materials and sub-assemblies and $0.7 million, or 3 margin percentage points, related to cost reductions recognized previously on finished goods held for sale. Partially offsetting these benefits were provisions of $0.9 million, or negative 4 margin percentage points, incurred to establish additional reduced-cost basis for other specific inventories in the three months ended September 30, 2004. The net benefit from recoveries of zero-cost and reduced-cost inventories less new provisions during the three months ended September 30, 2004 was $0.9 million.

     In the three months ended December 31, 2003, we sold $2.5 million of zero-cost and reduced-cost inventories, of which $1.9 million, or 9 margin percentage points, related to raw materials and sub-assemblies and $0.6 million, or 3 margin percentage points, related to reduced-cost finished goods held for sale. Partially offsetting these benefits were provisions of $0.6 million, or negative 3 margin percentage points, incurred to establish additional reduced-cost basis for other specific inventories in the three months ended December 31, 2003. The net benefit from recoveries of zero-cost and reduced-cost inventories less new provisions during the three months ended December 31, 2003 was $1.9 million.

     During the nine months ended December 31, 2004, we sold $6.4 million of zero-cost and reduced-cost inventories, of which $4.3 million, or 7 margin points, related to raw materials and sub-assemblies and $2.0 million, or 3 margin points, related to reduced-cost finished goods held for sale. Partially offsetting these benefits were provisions of $3.4 million, or negative 5 margin points, incurred to establish additional reduced-cost basis for other specific inventories in the nine months ended December 31, 2004. The net benefit from recoveries of zero-cost and reduced-cost inventories less new provisions during the nine months ended December 31, 2004 was $3.0 million.

     During the nine months ended December 31, 2003, we sold $8.1 million of zero-cost and reduced-cost inventories, of which $6.0 million, or 13 margin points, related to raw materials and sub-assemblies and $2.1, or 5 margin points, related to reduced-cost finished goods held for sale. Partially offsetting these benefits were provisions of $4.0 million, or negative 9 margin points, incurred to establish additional reduced-cost basis for other specific inventories in the nine months ended December 31, 2003. The net benefit from recoveries of zero-cost and reduced-cost inventories less new provisions during the nine months ended December 31, 2004 was $4.1 million.

     The original cost of inventories written-off in prior periods, and scrapped during the three months ended December 31, 2004, September 30, 2004, and December 31, 2003 was $0.4 million, $0.8 million, and $0.9 million, respectively. For each of the nine months ended December 31, 2004 and 2003, the original cost of inventories written-off in prior periods and scrapped was $2.1 million.

     Looking ahead to the final three months of fiscal 2005, we expect our product mix to continue to be mostly advanced and 300 mm product sales. However, we expect the net benefit from sale of previously written-off inventories to decrease by approximately another $0.1 million dollars and become insignificant in the fiscal 2006. We expect a decline in the net benefit from the sale of previously written-off inventories because most of the previously written-off inventories have been used or disposed of in prior periods, and the remaining zero-cost inventories are used primarily in less advanced 200 mm products for which demand is decreasing as our customers requirements change toward our more advanced 300 mm products. For the final three months of fiscal 2005, we anticipate our operating costs will remain at approximately the same level. However, our industry appears to be entering a mild downturn, which is expected to result in lower sales volumes, resulting in lower average gross margins, likely under 40%, for our fiscal fourth quarter.

     Research and Development (R&D) Expenses. R&D expenses for the three months ended December 31, 2004 were $4.3 million, a decrease of 2% and 4% from R&D expenses of $4.4 million and $4.5 million in the three months ended September 30, 2004 and December 31, 2003, respectively. R&D expenses for the first nine months ended December 31, 2004 were $13.1 million, a decrease of $1.5 million, or 10%, from $14.6 million for the nine months ended December 31, 2003. The decrease in R&D expenses compared with the prior periods primarily reflects lower costs for equipment, project materials and outside services. We expect our overall R&D expenditures to remain at a similar level in the final three months of 2005. We continue to allocate our R&D resources to the programs that can sustain our technological leadership, which we expect will continue to strengthen our market position.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses for the three months ended December 31, 2004 were $6.5 million, an increase of 9% from SG&A expenses of $5.9 million in the three months ended September 30, 2004, primarily due to sharply increased spending on our efforts to achieve Sarbanes-Oxley Section 404 compliance. Compared to the three months ended December 31, 2003, SG&A expenses increased $1.2 million, or 22%, from $5.3 million. SG&A expenses for the nine months ended December 31, 2004 were $18.2 million, an increase of 9% from SG&A expenses of $16.7 million for the nine months ended December 31, 2003. For the final three months of fiscal 2005, we anticipate SG&A spending to remain at approximately the same level. Spending for Sarbanes-Oxley 404 compliance is expected to again be at approximately $0.7 million for the quarter and $1.7 million for the fiscal year total.

     Restructuring, Severance and Other. No restructuring, severance and other expenses were incurred during each of the three-month periods ended December 31, 2004 and September, 30, 2004. For the three months ended December 31, 2003, restructuring expenses amounted to $0.4 million. For the nine months ended December 31, 2004 restructuring expenses were $0.4 million, representing a decrease of $1.6 million from $2.0 million in the nine months ended December 31, 2003. Restructuring expenses one year ago included costs related to reduction in force programs. We do not anticipate additional restructuring expenses in the final three months of fiscal 2005. However, as sub-lease rates and occupancy estimates change, we may record additional expenses or credits related to our one excess facility currently available for sub-lease. The maximum amount by which the actual loss could exceed our current estimate is $0.1 million.

     Stock-Based Employee Compensation. Stock-based employee compensation expense included in net loss as reported for the three months and nine months ended December 31, 2004 and 2003, respectively, includes amounts for two events, specifically, the stock options assumed during the acquisition of Sensys Corporation, and the stock option exchange on September 10, 2003.

     As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The related deferred stock compensation amortization expenses were $52,000, $44,000, and $0.1 million for the three months ended December 31, 2004, September 30, 2004 and December 31, 2003, respectively. For the nine months ended December 31, 2004 and 2003, respectively, deferred stock compensation amortization expenses were $0.4 million and $0.5 million. A portion of the deferred stock amortization expense are included in cost of revenues. These expenses reflect the vesting schedules of the stock options and reductions in headcount due to employee turnover and reduction in force programs that began during fiscal 2003 and continued through the first nine months of fiscal 2004. As of December 31, 2004, $0.1 million of deferred stock compensation related to the Sensys acquisition remains to be amortized over future periods ending in January 2006.

     As a result of the completion of the employee stock option exchange program, effective September 10, 2003, we recorded a benefit of approximately $22,000 of stock-based compensation in the third quarter of fiscal 2005. The benefit is primarily a result of the decline in the closing stock price from $3.33 per share at the end of the second quarter of fiscal 2005 compared to $3.24 per share at the end of the third quarter of fiscal 2005. For the nine months ended December 31, 2004, we recorded an expense of approximately $0.3 million. This expense reflects the options eligible for exchange on September 10, 2003 and reflects options issued to eligible participants within the six months prior to and following September 10, 2003. Due to variable accounting, compensation expense is being recorded for the vesting of these options over time, based on increases or decreases in the period-end stock price over and above the exercise price of the new options. In future periods, the expense could increase as more shares become vested and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the amount of net expense previously recorded. As of December 31, 2004, $0.1 million of deferred stock compensation related to the variable accounting treatment for certain stock options remained to be amortized over future periods based on the closing stock price at December 31, 2004. The amount of deferred stock compensation expense (benefit) in the final three months of fiscal 2005 will reflect three months of vesting and depend primarily on our closing stock price at the end of fiscal 2005. If the closing stock price is higher than at December 31, 2004, we expect to record an expense. Conversely, if the closing stock price is lower than at December 31, 2004, we expect to record a benefit from deferred stock compensation amortization not to exceed the cumulative amortization of deferred stock compensation of $1.0 million previously recorded.

     Other Income (Expense). Other income, net, for the three months ended December 31, 2004 was $52,000, compared to other income, net, of $27,000 in the three months ended September 30, 2004, and other expense, net, of $4,000 in the three months ended December 31, 2003. Other income, net, for the first nine months ended December 31, 2004 was $0.1 million, compared to other expense, net, of $0.1 million in the nine months ended December 31, 2003. Other expense for the nine months ended December 31, 2003 includes a loss on the sale of an investment in the amount of $0.1 million and a loss of $0.1 million related to a change in the investment value of contributions to our deferred executive compensation program. Because the Company closed the deferred executive compensation program as of December 16, 2004, we are no longer exposed to gains or losses related to changes in the investment value of deferred executive compensation program balances.

     Net Loss. The combination of all the factors discussed above contributed to a net loss of $1.9 million, or negative $0.05 per basic and diluted share, for the three months ended December 31, 2004. This compares to a net income of $1.3 million, or $0.04 and $0.03 per basic and diluted share, respectively, in the three months ended September 30, 2004 and a net loss of $1.0 million, or negative $0.03 per basic and diluted share, in the three months ended December 31, 2003. Net loss for the nine months ended December 31, 2004 was $1.8 million, or negative $0.05 per basic and diluted share, compared to a loss of $16.3 million, or negative $0.52 per basic and diluted share, in the nine months ended December 31, 2003. For the final three months of fiscal 2005 we anticipate our costs to remain at approximately the same level. Spending for Sarbanes-Oxley 404 compliance is expected to again be at approximately $0.7 million for the quarter. However, our industry appears to be entering a mild downturn which may result in lower sales volumes and could result in lower net income margins due to lower overhead absorption. We are currently unable to make an accurate prediction of net loss for the final three months of fiscal 2005 due to the uncertainty related to our industry.

     Liquidity and Capital Resources

     Our principal liquidity requirements are for working capital. Over the last three fiscal years, we have funded our operating activities principally from proceeds from sales of common stock. We have incurred substantial losses and experienced negative cash flows since fiscal 2000, and we had an accumulated deficit of $302.8 million at December 31, 2004. Our cash balances increased during fiscal 2004 primarily as a result of the $11.7 million in net proceeds from a private placement in September 2003. In the offering, we raised $12.7 million of gross proceeds and incurred $1.0 million of issuance costs, $0.9 million of which were payable to Needham & Company who acted as placement agent. We are using these funds for general corporate purposes.

     Our cash balance decreased by $10.2 million during the nine months ended December 31, 2004 from $23.9 million to $13.7 million, mostly due to operating activities, which consumed $9.6 million. Investments in property and equipment and in our patent portfolio used $1.2 million. Cash raised through the proceeds from the exercise of stock options contributed cash of $0.5 million. This net decrease in cash of $10.2 million during the nine months ended December 31, 2004 compares to an increase in cash during the nine months ended December 31, 2003 of $8.8 million, most of which is a result of the proceeds from a private placement stock offering in September 2003.

     Cash flows used by operating activities were $9.6 million and $4.4 million for the nine months ended December 31, 2004 and 2003, respectively, an increase in cash used by operating activities of $5.2 million. The net loss in the nine months ended December 31, 2004 was $1.8 million, compared to a net loss of $16.3 million in the nine months ended December 31, 2003. Cash was used to fund increases in operating assets, principally inventory and accounts receivable. Increases in inventory were $11.9 million in the nine months ended December 31, 2004 compared to a $1.1 million decrease in inventories in the nine months ended December 31, 2003. The increase in inventory reflects increased purchases to support anticipated higher sales volumes.

     Similarly, accounts receivable increased by $7.6 million in the nine months ended December 31, 2004, reflecting higher shipments and the timing of those shipments. This increase of $7.6 million, compared to an increase in accounts receivable in the nine months ended December 31, 2003 of $0.3 million, is due to higher billings in the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003. Days sales outstanding were unchanged at 62 days as of December 31, 2004 and 2003, respectively. Days sales outstanding is calculated based on accounts receivable divided by billings. In the past we calculated days sales outstanding based on accounts receivable divided by net revenues. The change in the days sales outstanding calculation is meant to better represent the days that receivables are outstanding. Days sales outstanding in the prior periods have been recalculated to conform to the new methodology. Deferred revenues increased by $2.5 million in the nine months ended December 31, 2004 compared to a decrease of $2.0 million in the nine months ended December 31, 2003.

     Accounts payable increased in the nine months ended December 31, 2004 generating operating cash flows of $1.5 million, compared to $1.2 million in the nine months ended December 31, 2003.

     Changes in other assets and accrued liabilities increased cash flows from operating activities by $1.0 million in the nine months ended December 31, 2004 compared to a increase in cash flows from other assets and accrued liabilities of $0.8 million in the nine months ended December 31, 2003. Adjustments to reconcile net loss to net cash used in operating activities included $6.7 million in non-cash expenses in the nine months ended December 31, 2004 compared to $11.0 million in the nine months ended December 31, 2003. These expenses included depreciation and amortization on property and equipment and our patent portfolio, down $3.1 million; deferred stock compensation expense, down $0.8 million; inventory provisions, down $0.7 million; credits for doubtful accounts, up by $0.9 million; and other changes which net to a reduction of $0.6 million.

     Cash flows used in investing activities were $1.2 million in the nine months ended December 31, 2004 compared to cash flows used in investing activities of $0.4 million in the nine months ended December 31, 2003. Cash flows provided by investing activities in the nine months ended December 31, 2003 included proceeds of $0.4 million from the sale of an investment. In the nine months ended December 31, 2004, purchases of property and equipment were $0.8 million, up from $0.2 million in the nine months ended December 31, 2003. Investments in our patent portfolio were $0.4 million in the nine months ended December 31, 2004, down from $0.6 million in the nine months ended December 31, 2003, respectively.

     Cash flows provided by financing activities were $0.5 million in the nine months ended December 31, 2004 compared to cash flows provided by financing activities of $13.1 million in the nine months ended December 31, 2003. The cash flows provided by financing activities last year primarily resulted from net proceeds from a private placement stock offering in September 2003.

     Our principal sources of funds have been and are anticipated to be cash on hand ($13.7 million as of December 31, 2004), cash flows from operating activities (if any), borrowings under our bank credit facility and proceeds from the sale of our common stock. We believe that we will have adequate liquidity and capital resources to meet our current and future financial obligations for the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available, if required or, if available, will be on terms satisfactory to us.

     Off-Balance Sheet Commitments

     Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space, purchase commitments, minimum royalty payments under certain software license agreements, and minimum payment guarantees in the form of cancellation fee commitments. Future payments due under these obligations as of December 31, 2004 are as follows:

			Minimum
	Operating	Purchase	Royalty	Cancellation
	Leases	Commitments	Payments	Fees	Total
Off Balance Sheet Commitments by Fiscal Year (in thousands)
2005 (3 months)	$522	$10,452	$30	$—	$11,004
2006 (12 months)	1,985	989	40	362	3,376
2007 (12 months)	1,816	—	40	90	1,946
2008 (12 months)	1,766	—	—	—	1,766
2009 (12 months)	1,275	—	—	—	1,275
2010 and thereafter	2,169	—	—	—	2,169

Total future minimum payments	$9,533	$11,441	$110	$452	$21,536

     The total future minimum payments for operating leases in the table above includes the gross amounts payable under all operating leases and does not include the benefit of projected sub-lease income on one remaining excess facility.

     We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property. No amounts have been accrued in respect of the indemnification provisions at December 31, 2004 and the Company believes that the fair value of our indemnification arrangements is not material.

     In June 2003, we entered into a loan and security agreement with Silicon Valley Bank, or “SVB”. The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States or “EXIM”, guaranteed revolving line of credit. These bank credit facilities allow us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50%, or 6.75%, as of December 31, 2004. The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75%, or 7.0%, as of December 31, 2004. We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines and the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. The credit facility matures on June 11, 2005. As of December 31, 2004, we had no borrowings and $4.6 million in outstanding letters of credit under this agreement, none of which had been drawn against. During the three months ended December 31, 2004, the Company was in violation of covenant to maintain a specified quick ratio. As of December 31, 2004, we were able to renegotiate a new quick ratio and a new quick ratio formula with the bank and were in compliance with all the covenants in the agreement.

     Inflation

     The impact of inflation on our business was not material for the three months ended December 31, 2004 or for the comparable period of last year.

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

     As of December 31, 2004, our cash and cash equivalents included money market funds. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

     Foreign Currency Exchange Risk

     We are primarily a U.S. dollar functional currency entity. A substantial portion of our international sales is denominated in U.S. dollars. Although we have not been negatively impacted in the past by foreign currency changes in Taiwan, Japan, China, Korea, Israel and Europe, such conditions could negatively impact our international sales in future periods.

     We have determined that the functional currency of our foreign operations is the local currency in our international operations, which incur most of their expenses in the local currency. The transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statements of operations and amounted to less than $0.1 million in the three and nine months ended December 31, 2004 and 2003, respectively. Due to the low dollar value of transactions made in currencies other than the functional currencies, we do not expect to experience significant currency gains and losses in our statements of operations.

     We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars leads to a translation gain or loss. The accumulated effects of foreign translation rate changes related to net assets outside the U.S. are included as a component of stockholder’s equity. As of December 31, 2004 we have an accumulated other comprehensive loss of $0.6 million consisting of foreign currency translation adjustments, compared to $0.7 million as of March 31, 2004.

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

     We have been working to complete our assessment of the effectiveness of our internal controls over financial reporting by the time we are required to file our next Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our documentation and testing to date have identified certain gaps in the documentation, design and operating effectiveness of internal controls over financial reporting that we are in the process of remediating. These gaps include a material weakness in our controls surrounding revenue recognition – See Item 4 Controls and Procedures. Our independent registered public accounting firm has likewise been working to evaluate our assessment and to test the design and operating effectiveness of our internal controls over financial reporting.

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

     While we currently anticipate that we will be able to comply on a timely basis with these requirements, unforeseen delays may occur which could prevent us from achieving timely compliance. We have already experienced unexpected delays in this process as a result of the discovery of the material weakness relating to revenue recognition described below in Item 4. While we have already implemented some additional internal controls and are in the process of implementing additional procedures to remediate this material weakness, we can provide no assurance that we will be able to remediate this material weakness prior to the filing of our next annual report on Form 10-K. Even if we are able to eliminate this material weakness, we may fail to complete our evaluation as required by Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis and in a satisfactory manner, or our independent registered public accounting firm may be unable to attest on a timely basis to the adequacy of the Company’s internal control, which in either case may impact the reliability of our internal controls over financial reporting, or we may be subject to additional scrutiny by the SEC or our investors regarding our internal controls over financial reporting, including the impact of the material weakness referred to above. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions as of March 31, 2005 with respect to the effectiveness of our internal controls over financial reporting.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     The Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Secretary, conducted an evaluation as of December 26, 2004 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

     In connection with management’s review of the Company’s results for the quarter ended December 31, 2004, management identified and reported to the Audit Committee of the Company’s Board of Directors and to the Company’s independent registered public accounting firm certain significant control deficiencies.

     These deficiencies included:

1.	Insufficient documentation to support revenue recognition decisions including timely receipt of final acceptances, support for customer change orders and receipt of final signed contracts and;

2.	Lack of timely communication between business unit and finance personnel related to sales order status and the impact of changes in key contract terms on revenue recognition.

     Management has determined that these significant deficiencies constitute a material weakness. This list of control deficiencies may not be complete and may require additions as the Company’s review of internal controls is still in process. A material weakness is defined by Public Company Accounting Oversight Board Auditing Standard No. 2 as a significant deficiency (or combination of significant deficiencies) that results in a more-than-remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     Prior to the issuance of the our unaudited condensed consolidated financial statements, management performed a detailed review of all significant revenue transactions during the quarter to ensure all such transactions were properly recorded in accordance with the Company’s established revenue recognition criteria.

     The Company is addressing the above-noted material weakness by implementing measures to ensure the timeliness and completeness of all documentation impacting revenue recognition including sales order agreements, final acceptances and other supporting documentation prepared and/or received by the Company’s business units. The Company will also conduct revenue recognition training of personnel responsible for authorizing and documenting revenue transactions at the business units and strengthen expertise in contract administration within the Company. Management will report its progress in implementing these measures to the Company’s Audit Committee on an on-going basis.

     Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls over financial reporting other than discussed above during the three months ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     We are not aware of any material legal proceedings pending against us. We may be required to initiate litigation in order to enforce any patents issued to or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed above in the prior risk factor, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Director Stock Option Agreement adopted November 24, 2004.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-K for the period ended March 31, 2004 (File No. 000-26911)).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.

(Registrant)

/s/ L. Ray Christie

L.Ray Christie

Senior Vice President, Chief Financial Officer and Secretary
(as Registrant and as Principal Accounting Officer)

February 4, 2005

EXHIBIT INDEX

Exhibit Number	Description
10.1	Director Stock Option Agreement adopted November 24, 2004.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-K for the period ended March 31, 2004 (File No. 000-26911)).