Form 10-K
period 2005-04-03
THERMA WAVE INC
filed 2005-06-27
CIK 828119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2005

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
(Registrant’s Telephone Number, Including Area Code)
(510) 668-2200
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the common equity held by non-affiliates of the registrant, based upon the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter (September 26, 2004) as reported by the Nasdaq National Market, was approximately $119 million.
      As of June 17, 2005, the registrant had 36,341,178 shares of common stock outstanding.
      Portions of the Proxy Statement for the 2005 annual stockholders meeting are incorporated by reference into Part III.

THERMA-WAVE, INC.
FORM 10-K

PART I

Item 1.	Business
      This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business, growth strategy, improved gross margins and product development efforts, statements related to benefits to be derived from our agreement with Hermes-Epitek Corporation, statements related to ongoing and future restructurings aimed at reducing the company’s overall cost structure, statements related to returning the company to profitability and statements of belief and statements of assumptions underlying any of the foregoing. The words “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology generally identify forward-looking statements.
      These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under the section titled “Risk Factors,” and elsewhere in this annual report and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. All forward-looking statements included in this annual report are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.
Overview
      Therma-Wave develops, manufacturers, markets and services process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters to enable semiconductor manufacturers to maintain high overall manufacturing yield, increase their equipment productivity and reduce the size of the circuit features imprinted on the semiconductor to thereby improve the performance of the semiconductor device. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe CDtm and RT/ CD®, and Integra® integrated metrology products, use proprietary and patented technology to provide precise, non-contact, non-destructive measurement for the basic building blocks, or process modules, used in the manufacture of integrated circuits (ICs):

•	Ion Implantation — implanting ions, usually boron, phosphorus or arsenic, into selected areas of the silicon wafer to alter its electrical properties. Ion implantation may be performed typically ten to 24 times in the manufacture of ICs. For example, ion implantation creates the positively- and negatively-doped regions used to create each of the millions of transistors on each integrated circuit. It is also used to adjust the voltage (threshold voltage) at which the transistors will “turn on”. Our Therma-Probe product is a standard metrology tool for these ion implantation processes.

•	Dielectric Film Deposition and Etching — depositing and selectively removing layers of dielectric films on the silicon wafer to provide electrical insulation for each layer of the semiconductor IC. Film deposition is typically done by Chemical Vapor Deposition (CVD), and film removal is typically done by plasma etching. Our Opti- Probe product is typically used as a standard, in-line metrology tool for film thickness measurement in these processes. Our Opti-Probe CD and RT/ CD, or Real-Time Critical Dimensions, and Integra integrated metrology products, provide rapid, non-destructive wafer-state information for control of the Critical Dimensions (CDs) of the etch processes.

•	Conductor Film Deposition and Etching — depositing and selectively removing layers of metal, polysilicon, and metal barrier films used to interconnect the transistors within a semiconductor device. Film deposition is typically done by Physical Vapor Deposition (PVD) electrochemical deposition (ECG), or CVD. Film removal is typically done by plasma etching or chemical mechanical planarization. Our Opti-Probe is a standard metrology tool for non-opaque conductor films. Our Opti-

Probe CD and RT/ CD, and Integra integrated metrology products provide rapid, non-destructive wafer-state information for control of the CDs of the etch processes.

•	Chemical Mechanical Planarization, or CMP — “leveling” the top surface of the wafer after each layer of device features is added. The leveling is done by mechanical polishing in a chemical solution, and is required to maintain flatness of the wafer throughout the sequence of hundreds of process steps. Our Opti-Probe is a standard, in-line metrology tool for film thickness measurement in these processes.

•	Wafer Patterning — using photolithographic techniques to create the fine (sub-micron) structures that define the integrated circuit. The wafer patterning is typically done by “stepper” exposure systems and the photoresist developing and removal is done by coater/developer “track” systems and “asher/strip” systems. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness and reflectivity measurements in these processes. Our Opti-Probe CD and RT/ CD, and Integra integrated metrology products provide rapid, non-destructive wafer-state information for control of the CDs during the wafer patterning process.

      Our services include selling parts, billable service calls, and maintenance contracts related to our metrology products. Service and parts revenues are derived either from the performance of billable service calls, direct sales of parts, or service maintenance contracts, which are normally of one-year duration. We do not service any products other than those sold by us.
Industry Background
      The demand for semiconductors has increased as the use of semiconductors has expanded beyond personal computers and computer systems to a wide array of additional applications, including telecommunication and data communication systems, automotive systems, consumer electronics, medical products and household appliances. Additionally, the Internet has stimulated the need for more high performance semiconductor devices. As a result, semiconductors have become more complex, requiring:

•	successive decreases in feature line width, for example, from 150 nanometers (nm) to 130 nm, from 130 nm to 110 nm, and from 110 nm to 90 nm;

•	as many as 500 process steps; and

•	an increase in the number of metal or “interconnect” layers.
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
      Process control metrology is used to monitor process parameters so as to enable semiconductor manufacturers to reduce costs and improve device performance. Historically, semiconductor manufacturers have achieved annual reduction in cost per chip function through productivity improvements including reduced feature size, increased wafer size and increased equipment productivity. Although increasing wafer size and yield (percentage of “good” ICs per wafer) will continue to be sources of productivity gains by semiconductor manufacturers, increasingly, we believe, gains will come predominately from reduced feature size and non-yield-derived manufacturing productivity enhancements. This important last category includes increased equipment uptime, reduced manufacturing space requirements, reduced use of wafers for testing purposes, and lower tool maintenance costs.
Therma-Wave Metrology Solutions
      Our family of metrology products currently consists of Therma-Probe, Opti-Probe, including Opti-Probe CD, and Integra product lines.

      The following table lists the percentage of net revenues by product family for the years ended March 31, 2005, 2004 and 2003.

	Percentage of Net
	Revenues

	Fiscal Years Ended
	March 31,

	2005	2004	2003

Net Revenues by Product Family
Opti-Probe, including Opti-Probe CD	47%	44%	41%
Therma-Probe	22%	8%	11%
Integra and Other	6%	13%	6%
Service and parts	25%	28%	42%
License	—%	7%	—%

Total	100%	100%	100%

Therma-Probe Product Family
      The Therma-Probe systems employ proprietary thermal wave technology that uses highly focused, but low power laser beams to generate and detect thermal and plasma wave signals in the silicon wafer. Proprietary software correlates the signals to the ion implant dose. Unlike previous ion implant metrology systems, the Therma-Probe systems utilize a non-contact, non-damaging technology and thus can be used to monitor product wafers immediately after the ion implantation process. These features have been integrated into an easy-to-use and reliable package with automated wafer handling and statistical data processing.

Ion Implant Metrology
      A key process step in the fabrication of semiconductor devices is the implantation of ions of boron, phosphorous, arsenic, antimony, and indium into selective areas of silicon wafer to alter its electrical properties. Control of the accuracy and uniformity of the ion implant dose is critical to device performance and yield. Ion implantation is generally performed several (typically ten to 24) times during the early phases of the fabrication cycle. As a result, there is typically a time lag of several weeks between these implant steps and the first electrical measurements that indicate whether the ion implantation process was properly executed. Failure to identify improper ion implantation can be extremely costly to a semiconductor manufacturer if the wafer production is permitted to continue in error. To test on a more timely basis whether the ion implantation was properly executed, semiconductor manufacturers historically used a four-point probe, which required physical contact between the probe and the silicon wafer surface. Because the physical contact with the wafer surface produces silicon particles (defects), which can kill IC yield, the four-point probe method can only be used on monitor wafers (non-production blank wafers that have no IC devices on them). In contrast to that method, Therma-Probe’s ability to measure nondestructively on actual production IC wafers decreases manufacturing costs by reducing the need for test wafers. In addition, Therma-Probe systems detect implant processing problems that only affect the product wafers and which cannot be revealed by utilizing test wafer monitoring alone.

Ultra-Shallow Junction Metrology
      As semiconductor devices decrease in size, demands for the formation of Ultra-Shallow-Junctions, or USJs, for source/drain formation are increasing. One of the main challenges in the scaling of complementary metal oxide semiconductor (CMOS) devices is the formation, control and monitoring of these USJs. The Therma-Probe system performs nondestructive evaluation of USJs for junction depth and junction abruptness simultaneously. These measurements are enabled by our proprietary USJ software. This Therma-Probe capability allows engineers to monitor and control the formation of USJs in CMOS device fabrication.

Opti-Probe Product Family
      Opti-Probe systems significantly improve upon existing thin-film metrology systems with the successful integration of up to five distinct film measurement technologies, three of which are patented by our company. By combining the measured data from these multiple technologies, Opti-Probe systems provide increased measurement capability leading to higher yields, less misprocessing, less rework, faster production ramp-up and increased productivity on both test and product wafers.
Thin-Film Metrology
      The majority of the 100 to 500 process steps required to fabricate semiconductors on a silicon wafer involve the deposition and selective removal of a variety of insulating and conducting thin-films. Thin-film metrology systems measure the thickness and material properties of these thin-films and, because they are used to measure a large number of process steps, are one of the most important and pervasive metrology systems utilized at semiconductor fabrication facilities. The most widely used technologies to measure the thickness and properties of thin-films have historically been reflection spectrometry and ellipsometry. Reflection spectrometers obtain an optical spectrum as a function of the wavelength of light reflected from the surface of a wafer. This spectrum is then analyzed with appropriate physics-based algorithms to obtain film thickness and, in some cases, other properties of the film. In ellipsometry, the change of polarization of the reflected light is measured. The polarization change is likewise analyzed with appropriate algorithms to obtain film thickness and, in some cases, other properties of the film.
      Increasingly, traditional, single-technology film metrology systems have been unable to meet the process control metrology demands of the semiconductor industry. The continued demand for improved precision and repeatability require the ability to measure thicknesses that range from extremely thin films (generally measure below 20 angstroms) to films that are hundreds of thousands times thicker. Reflection spectrometers are most suitable for measuring thicker films, whereas ellipsometers are most suitable for measuring very thin films. Furthermore, the industry is now using film stacks composed of several layers of different films and the optical properties of many films are functions of the actual deposition conditions. Generally spectrometers or ellipsometers alone generate insufficient data to simultaneously determine the thicknesses and properties of these film stacks and new films with the precision that semiconductor manufacturers require. Reflection spectrometers and most ellipsometers have limited capabilities for the simultaneous measurement of both thickness and optical parameters when used as independent standalone measurement technologies.
      In 1992, we introduced the first Opti-Probe system based on our patented BPR measurement technology to meet the film measurement needs for the 250 nm technology node. Over the years the Opti-Probe products have evolved to keep pace with the need for increasing film measurement precision, repeatability and matching requirements driven by technology advances. In 2002, we introduced our latest generation of film thickness metrology product, the Opti-Probe Series 7. Integrating all five measurement technologies, the Opti-Probe Series 7 addresses the wide range of film measurements needed for 90 nm production as well as supporting films process development of 65 nm and below technology nodes.
Opti-Probe CD and RT/ CD Products

New Market Requirements
      In January 2002, we introduced Opti-Probe CD with Real Time CD processing (RT/ CD), a product designed to measure the lateral Critical Dimensions and cross-sectional shape, or profile, of fine IC features. As semiconductor device manufacturers continue to shrink feature sizes to the 90 nm technology node and smaller, traditional CD metrology techniques such as critical dimension scanning electron microscopy, or CD-SEM, lack the resolution and stability required to provide accurate data about feature critical dimensions and profiles. A significant limitation is that these methods provide only a top-down view of features and provide little or no data about characteristics of the sides or bottom of a structure.
      Semiconductor manufacturers are often confronted with problems involving variations in profile and sidewall angle. Detailed knowledge of profile shape is of high importance. In shallow trench isolation (STI), or damascene integration schemes, etched trenches to be filled by downstream process steps may have problematic re-entrant angles, notching, t-topping or other feature artifacts. These feature artifacts can lead to yield-killing conditions such as voiding and cracking of deposited films in later deposition fill process steps.
      For the critical gate patterning process, tight control of the gate CD correlates with improved device performance and better bin sort yields (and average revenue per chip). Furthermore, shape anomalies such as undercut, microtrenching or notching, can have a detrimental effect on device speed and reliability. In these and other applications, precise shape profiling is crucial.
      Our Opti-Probe RT/ CD is the first optical CD scatterometry system that combines high-information content SE, optical measurement with ultra-fast calculation (“real-time regression”) to analyze and display results without the use of off-line modeling and solution libraries. Complex CD profiles can be calculated in seconds with precision and repeatability and with structural information not available with standard CD-SEM technologies.
      The Opti-Probe CD system leverages our established Opti-Probe thin-film metrology platform for optical data acquisition. The Opti-Probe’s patented RCSE provides rich spectral data, ensuring detail and accuracy in the results. This non-destructive CD measurement technology is beneficial for the current prevalent microelectronics technology node (130nm), and is extendible to the 65 nm technology node and even beyond for a wide range of process applications.
Integrated Metrology Products

Market Requirements
      We have both spectrometer and spectroscopic ellipsometer based IM units available in the marketplace. These are compact metrology units that contain a single measurement technology matched to the specific metrology need of a particular semiconductor process tool (etcher, coater/developer, CVD, CMP, stepper, etc.) Each IM unit is installed directly on to a semiconductor process tool, and can measure each wafer immediately after processing. In this manner, processing variations can be detected at the earliest possible moment, as opposed to the conventional procedure in which a 25-wafer lot is typically completed before metrology is first done, thereby leaving the entire lot at risk of becoming scrap. With 300 mm wafers, this economic loss becomes increasingly large due to the additional product value of each processed wafer.

Benefits of Integrated Metrology & Advanced Process Control
      IM is becoming increasingly accepted as a means of achieving reach greater productivity. Advanced semiconductor manufacturing today is under great pressure to deliver ever greater levels of process performance, production availability and process repeatability in order to minimize the risk of product loss and improve manufacturing efficiencies and device yields. The transition towards 300mm wafers, continuing device shrinks and mixed foundry manufacturing models are key contributors to these trends. To successfully meet these challenges, device manufacturers and process tool equipment manufacturers are actively engaged in developing technologies for Advanced Process Control (APC). We believe that APC implementation requires the integration of metrology capabilities directly onboard the process tool.
      Device manufacturers can derive a wide range of benefits by implementing integrated metrology and APC strategies in their fabs. By integrating the measurement directly onto the process tool, they can greatly increase the rate of sampling and simultaneously decrease the delay between the process step and measurement. Increasing the measurement frequency to every single wafer allows for rapid fault detection and correction. This reduces the potential for scrap due to excursions in the process tool. In addition, the data collected can be input into real time process control models to correct minor drifts in processing conditions.

Integra Product Family
      All of our integrated metrology products are grouped into a family of products bearing the Integra name. These include:

•	Integra CCD-i — a second-generation reflectometer unit for high throughput thin-film, and

•	CMP and OCD applications based on the CD-i product.
      During fiscal years 2004 and 2005, a major coater/developer equipment supplier to the semiconductor industry installed multiple Integra CCD-i units at key development and pilot production fabs in Europe, North America, Taiwan and Japan. Additional end-user installations for advanced technology development and production lines are planned during fiscal 2006.
Employees
      As of March 31, 2005, we employed 382 persons, including 79 in engineering, research and development, 56 in manufacturing, 146 in customer support, 47 in sales and marketing and 54 in executive and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.
Sales and Marketing
      We maintain sales offices and regional sales representatives throughout the world. In the United States, we maintain a sales office in California. We also utilize manufacturers’ sales representatives to cover certain regions of the United States. In Asia, we maintain sales offices in Japan, China, Korea, Singapore and Taiwan. The Japan and Singapore offices work with distributors or manufacturers’ sales representatives to sell our products to customers in Japan, Singapore and Malaysia, while the China, Taiwan and Korean offices sell to customers directly. We also have sales representatives in the United Kingdom working with manufacturers’ sales representatives throughout the rest of Europe.
      Effective April 19, 2005, Therma-Wave entered into an exclusive representative agreement with Hermes-Epitek Corporation, under which Hermes-Epitek became an exclusive representative in certain countries to sell and service our Therma-Probe and Opti-Probe families of metrology products.
      Pursuant to the terms of this agreement, Hermes-Epitek will serve as the exclusive representative for our Therma-Probe and Opti-Probe metrology product lines for China, Malaysia, Singapore and Taiwan. Therma-Wave will pay Hermes-Epitek a commission on the sale of these products when the products are installed within one of the enumerated territories and where the sales process or purchasing decision was directly influenced by Hermes-Epitek. Additionally, Hermes-Epitek will provide our customers with technical support services for the products, including, among other things, installation services and qualification testing. The term of this agreement is twenty-four months, with a provision for automatic renewal for additional twelve-month terms.

      Sales to Taiwan Semiconductor Manufacturing Company, Intel Corporation and Samsung each accounted for more than 10% of net revenues in fiscal 2005. The following chart indicates the percentage of net revenues to customers representing 10% or more of net revenues for fiscal years 2005, 2004 and 2003, respectively.

	Percentage of Net
	Revenues

	Fiscal Years Ended
	March 31,

	2005	2004	2003

Customers Over Ten Percent of Net Revenues
Taiwan Semiconductor Manufacturing Company	15%	16%	—%
Intel Corporation	12%	14%	13%
Samsung	10%	—%	—%
Tokyo Electron, Ltd.	—%	12%	—%
Raytec Corp.(1)	—%	10%	—%

Total	37%	52%	13%

(1)	Raytec Corp. was formally a subsidiary of Seki Technotron, our distributor for Japan.
      International revenues in fiscal 2005, 2004 and 2003 accounted for approximately 71%, 72% and 72% of net revenues in each of these periods, respectively. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. The following table summarizes the percentage of our total net revenues by geography for the fiscal years ended March 31, 2005 and 2004, respectively:

	Fiscal Year Ended
	March 31,

	2005	2004

Revenues by Country
United States	29%	28%
Taiwan	21%	23%
Korea	14%	5%
Japan	13%	22%
Europe	11%	14%
China	6%	5%
Singapore	6%	3%

Total	100%	100%

      In addition, we provide direct customer support to all of our customers worldwide, including warranty support and post warranty maintenance and repair and application support. In some locations, field service is still provided by the same manufacturers’ sales representative that handles the sales function, but application support is provided by our employees in that territory or from our Fremont, California location. In the United States, we have field service and applications engineers located in Arizona, California, Colorado, Florida, Idaho, Massachusetts, New Mexico, Oregon, Tennessee, Texas, Virginia and Washington. Customers contract for dedicated site-specific field service and applications engineers. In Asia, we have provided customer support in Japan, China, Taiwan, Korea and Singapore. However, as discussed above, we are currently in the process of transitioning all sales, service and support for China, Taiwan, Singapore, and Malaysia, to a new sales representative. In Europe and the Middle East, our service and applications personnel, located in France, the United Kingdom, Italy, Ireland and Israel, provide direct customer support to our customers in Europe and the Middle East and to our European manufacturers’ sales representatives. We provide our customers with comprehensive support before, during and after delivery of our products. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection, and provide customers with training at our facilities and also at the customer’s location. Our customer training programs include instructions in the maintenance of our systems and in system hardware and software tools for optimizing the performance of our systems. Our field support personnel work with the customers’ employees to install the equipment and demonstrate equipment readiness as well as new procedures and capabilities. In addition, we maintain a group of highly skilled applications scientists in order to respond to customers’ process needs worldwide when a higher level of technical expertise is required.
      We generally warrant our products for a period of 12 months from system acceptance, although this can, at times, be extended according to the terms of a particular contract. Installation and initial training are customarily included in the price of a system. After the expiration of the warranty period, customers may enter into support agreements covering both field service and field applications support. Our field service engineers may also provide customers with repair and maintenance services on a fee basis. Our applications engineers and scientists are also available to work with the customers on recipe development. Additionally, for a fee, we train customers to perform routine maintenance on their purchased tools. We also provide a 24-hour telephone help-line.
Research and Development and Engineering
      The process control metrology market is characterized by continuous technological development and product innovations. We believe that continued and timely development of new products and enhancements to our existing products is necessary to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to engineering and research and development programs. As of March 31, 2005, our research, development and engineering staff comprised 79 people. Additionally, we seek to maintain close relationships with all our customers so as to continuously make improvements in our products that respond to customers’ needs. Our ongoing engineering and research and development efforts can be classified into three categories: new products; feature enhancements, such as features to improve precision, speed and automation; and customer-driven product enhancements, such as new measurement recipes or algorithms. We have research and development and engineering staffs working both on developing new products and features and also on responding to the particular needs of customers.
      Engineering and research and development expense, including the effects of stock-based compensation, were $17.3 million, $19.4 million and $30.2 million, in fiscal 2005, 2004 and 2003, respectively, or 21%, 30% and 61% of net revenues for those periods, respectively. We expect that engineering and research and development expenditures will continue to represent a substantial percentage of our net revenues for the foreseeable future. The decrease in the percentage of research and development expense to net revenues for fiscal year 2005 compared to 2004 reflects increased net revenues and decreased spending in 2005. The semiconductor industry is highly volatile, often causing revenues to fluctuate significantly year-to-year while R&D spending tends to be more consistent and reflect the costs of longer-term product development goals. The decrease in expenses in fiscal 2005 from 2004 is explained by lower charges for variable accounting for stock options by $0.9 million and lower project spending. In the near term, at least through fiscal year 2006, we expect engineering and research and development project spending to remain relatively flat and possibly, to be reduced if industry conditions remain unchanged.
      Our backlog consists of orders not yet shipped, deferred revenues for products that have been shipped and invoiced but have not yet been recognized as revenue in accordance with SAB 104, recurring fees payable under support contracts with our customers and orders for spare parts and billable services, such as non-recurring engineering services. Orders that are scheduled for shipment beyond twelve-months are not included in backlog until they fall within the twelve-month window. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will sometimes reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. At March 31, 2005, our backlog was approximately $31.8 million, compared to approximately $27.5 million on March 31, 2004.

Manufacturing
      Our manufacturing strategy is to produce technologically advanced and high quality metrology systems. In order to lower production costs, we perform, in-house, only those manufacturing activities that add significant value or that require unique technology or specialized knowledge. As a result, we rely on subcontractors and turnkey suppliers to build assemblies and perform other activities in a cost effective manner.
      Our principal manufacturing activities include high value added assembly and test work, both of which are conducted at our facility in Fremont, California. Assembly activities include inspection, subassembly and final assembly. Test activities include modular testing, optical system alignments, system integration and final testing. Components and subassemblies, such as lasers, robots and stages, are acquired from third party vendors and integrated into our finished systems. These components and subassemblies are obtained from a limited group of suppliers, and occasionally from a single source supplier. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components are engineered and manufactured to our unique specifications. We have not entered into any formal agreements with limited source suppliers, other than long-term purchase orders and, in some cases, volume pricing agreements. Those parts coming from a limited group of suppliers are monitored to ensure that adequate supplies are available to maintain manufacturing schedules and to reduce our dependence on these suppliers should supply lines become interrupted. In selected cases, a small amount of safety stock is also maintained to minimize any potential disruption from a key supplier.
      We schedule production based upon firm customer commitments and anticipated orders. We have structured our production process and facility to be driven by both orders and forecasts and have adopted a modular system architecture to increase assembly efficiency and test flexibility. Cycle times for our products vary significantly. We believe these cycle times have improved and will continue to improve as we continue to emphasize manufacturability in our new product designs.
      We conduct the assembly of our optical components and final testing of our systems in clean-room environments. This procedure is intended to reduce the amount of particulates and other contaminants in the final assembled system, and to permit the testing of our products against our own as well as the customers’ acceptance criteria prior to shipment. Following the final test, the completed system is packaged within triple vacuum-sealed bags to maintain a high level of cleanliness during shipment and installation.
Competition
      The market for semiconductor capital equipment is highly competitive, and we face substantial competition in each of the markets that we serve from both larger and smaller companies. Some of our competitors have greater financial, engineering, manufacturing and marketing resources and broader product offerings than we have. Significant competitive factors in the market for metrology systems include system performance, ease of use, reliability, cost of ownership to the customer, technical support and customer relationships. However, we believe we compete favorably on the basis of these factors in each of our served markets.
      Our Therma-Probe systems compete primarily with other metrology systems designed to measure ion implant dose, some of which measure in an alternative fashion, such as contact and destructive four-point probe measurement systems, and include products manufactured by KLA-Tencor Corporation, Applied Materials, Inc. and others. Our Therma-Probe systems are non-contact, nondestructive ion implant metrology systems for product wafers. Several years ago, Jenoptik GmbH introduced a competitive product to our Therma-Probe systems, which utilized thermal wave technology. In November 1997, a jury found that Jenoptik’s product infringed on a number of our United States patents. As a result of the settlement of this litigation, Jenoptik has agreed not to sell any of its metrology products in the United States until the patents expire and to pay us a royalty fee for systems sold in Japan. To date, the sale of these products by Jenoptik (or TePla AG, who has purchased these rights from Jenoptik) has not had a material impact on our market position.

      Our Opti-Probe film thickness metrology systems primarily compete with systems manufactured by KLA-Tencor Corporation, Rudolph Technologies, Inc., Nanometrics, Inc. and Dai Nippon Screen, Mfg. Co., Ltd. Our Opti-Probe CD and RT/ CD systems participate in a newly developing market of optical CD metrology. We expect competition primarily from several of the same companies that compete with the Opti-Probe for film thickness metrology business. In addition, Accent Optical Technologies is an early participant in this market. For further information, see Note 6 of Notes to Consolidated Financial Statements entitled “Commitments and Contingencies”.
      Suppliers of integrated metrology with whom we compete include most of the companies listed above regarding the Opti-Probe, in addition to Nova Instruments.
Patents and Proprietary Rights
      The success of our business depends, at least in part, on our ability to obtain and maintain patents and proprietary rights, which protect our technology.
      We have a policy of seeking patents where appropriate on inventions concerning new products and improvements as part of our ongoing engineering and research and development activities. We have acquired a number of patents relating to our Therma-Probe, Opti-Probe and Integra systems. As of April 3, 2005, we owned 133 patents. Of these, 122 U.S. patents had expiration dates ranging from 2005 to 2022 and we had filed applications for 93 additional U.S. patents. We also owned 11 foreign patents with expiration dates ranging from 2005 to 2019 and had filed applications for 35 additional foreign patents. We believe that all of our revenue generating Therma-Probe, Opti-Probe and Integra products are protected by patents.
      As of April 3, 2005, we are licensed under 10 issued US patents applicable to our CD technology (scatterometry). Of these, we own 8 patents, and we filed applications for 12 additional US patents covering our CD technology.
      In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees. However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach and/or that our confidential and proprietary information and technology will not be independently developed by, or become otherwise known, to third parties.
      As of April 3, 2005, we owned 21 registered trademarks in the U.S. and 2 in Japan and had filed 4 trademark applications in the U.S.
Available Information
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
      Our executive and manufacturing, engineering, marketing, research and development operations are located in a 102,000 square foot building at 1250 Reliance Way in Fremont, California. The facility has approximately 800 square feet of Class 10 clean rooms for customer demonstrations and approximately 20,000 square feet of Class 1000 clean rooms for manufacturing. This facility is occupied under a lease expiring in 2011 at an aggregate annual rental expense of approximately $0.8 million in 2006, increasing to $1.0 million in 2007, and to $1.1 million in 2009. We own substantially all of the equipment used in our facilities. We also lease a building of approximately 28,000 square feet on Kato Road in Fremont, California, and one building of approximately 13,000 square feet in Santa Clara, California. During March 2003, we completely moved all our employees out of the Kato Road and Santa Clara facilities and into our Reliance Way facility. We currently use the Kato Road facility for storage, but are attempting to sublet both these facilities to reduce our costs. We believe that our existing facilities, capital equipment and anticipated capital expenditures will be adequate to meet our requirements for at least the next two years and that suitable additional or substitute space will be readily available if needed.
      We also lease sales and customer support offices in Japan, China, Korea, Taiwan and Singapore.

Item 3.	Legal Proceedings
      There are currently no material legal proceedings pending against us. We may be required to initiate additional litigation in order to enforce any patents issued to or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, we may be subject to additional lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed above, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on The NASDAQ National Market. As of June 17, 2005, there were 175 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on The NASDAQ National Market.

	High	Low

Common Stock Price Ranges:
Fiscal Year 2004
First Fiscal Quarter	$2.59	$0.43
Second Fiscal Quarter	$3.73	$1.59
Third Fiscal Quarter	$6.78	$3.36
Fourth Fiscal Quarter	$6.26	$3.45
Fiscal Year 2005
First Fiscal Quarter	$4.78	$3.05
Second Fiscal Quarter	$4.93	$3.06
Third Fiscal Quarter	$3.75	$2.99
Fourth Fiscal Quarter	$3.48	$1.67
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

Shares Authorized for Issuance Under Equity Compensation Plans
      The following table summarizes the total shares of our common stock that may be received by holders upon the exercise of currently outstanding options, the weighted average exercise price of those outstanding options, and the number of shares of our common stock that are still available for future issuance under our equity compensation plans after considering the stock options currently outstanding as of March 31, 2005. All of the options described below have been or can be issued pursuant to our 1997 Stock Purchase and Option Plan, our 1997 Employee Stock Purchase and Option Plan, our 1997 Special Employee Stock Purchase and Option Plan, our 2000 Equity Incentive Plan and our 2000 Employee Stock Purchase Plan as of March 31, 2005. All of these plans have been approved by our stockholders.

	Number of Shares	Weighted
	to be Issued	Average Exercise	Number of Shares
	Upon Exercise of	Price of	Remaining
	Outstanding	Outstanding	Available for
	Stock Options(1)	Stock Options(1)	Future Issuance

Plan Category
Equity compensation plans approved by stockholders
Stock option plans	6,171,596	$3.66	1,847,788	(2)
Employee Stock Purchase Plan(1)			429,852

Total			2,277,640

(1)	The number of securities to be issued upon the exercise of outstanding options and the weighted average exercise price of outstanding options under our 2000 Employee Stock Purchase Plan cannot be determined prior to the actual purchase dates under the plan.

(2)	The number of shares available for issuance under our 2000 Equity Incentive Plan increases each year by one percent of the total shares of our outstanding common stock pursuant to the terms of the plan.

Item 6.	Selected Financial Data
      The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this annual report on Form 10-K.

	Fiscal Years Ended March 31,

	2005	2004	2003(2)	2002(2)	2001(1)

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$81,261	$65,309	$49,220	$81,937	$198,199
Cost of revenues	44,620	38,500	55,061	65,414	101,421

Gross profit (loss)	36,641	26,809	(5,841)	16,523	96,778

Operating expenses:
Research and development	17,559	18,710	29,230	29,122	33,881
Selling, general and administrative	25,450	22,958	26,071	21,713	28,239
In-process research and development	—	—	—	16,340	—
Impairment of goodwill and other intangible assets(3)	—	—	67,408	—	—
Restructuring, severance and other	347	1,938	4,293	1,470	1,700
Stock-based compensation expense (benefit)	(179)	1,150	1,684	536	—

Total operating expenses	43,177	44,756	128,686	69,181	63,820

Operating income (loss)	(6,536)	(17,947)	(134,527)	(52,658)	32,958
Other income (expense), net	177	(146)	923	2,342	1,196

Income (loss) before provision (benefit) of income taxes	(6,359)	(18,093)	(133,604)	(50,316)	34,154
Provision (benefit) for income taxes	462	—	—	(1,120)	2,025

Income (loss) before cumulative effect of change in accounting principle	(6,821)	(18,093)	(133,604)	(49,196)	32,129
Cumulative effect of change in accounting principle, net of income taxes(1)	—	—	—	—	(6,287)

Net income (loss)	(6,821)	(18,093)	(133,604)	(49,196)	25,842

Net income (loss) available to common stockholders	$(6,821)	$(18,093)	$(133,604)	$(49,196)	$25,842

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.19)	$(0.56)	$(4.69)	$(1.98)	$1.37
Cumulative effect of change in accounting principle, net of income taxes(1)	—	—	—	—	(0.27)

Basic net income (loss) per share	$(0.19)	$(0.56)	$(4.69)	$(1.98)	$1.10

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.19)	$(0.56)	$(4.69)	$(1.98)	$1.27
Cumulative effect of change in accounting principle, net of income taxes(1)	—	—	—	—	(0.25)

Diluted net income (loss) per share	$(0.19)	$(0.56)	$(4.69)	$(1.98)	$1.02

Weighted average common shares outstanding:
Basic	35,912	32,387	28,500	24,894	23,444
Diluted	35,912	32,387	28,500	24,894	25,277

	Fiscal Years Ended March 31,

	2005	2004	2003(2)	2002(2)	2001(1)

Other Financial Data:
Cash provided by (used in) operating activities	$(9,694)	$(2,884)	$(42,550)	$(17,289)	$9,600
Cash provided by (used in) investing activities	(1,605)	(677)	10,165	4,039	(32,316)
Cash provided by (used in) financing activities and effect of exchange rate on cash	819	13,765	(404)	4,009	3,241
Capital expenditures, included in cash used in investing activities	1,106	254	1,464	4,364	11,988

	March 31,

	2005	2004	2003(2)	2002(2)	2001(1)

Balance Sheet Data:
Cash and cash equivalents	$13,419	$23,899	$13,695	$59,059	$75,575
Working capital	22,832	28,785	24,452	82,036	110,872
Total assets	67,573	64,282	66,760	200,623	190,168
Long-term debt	—	—	—	16	16
Stockholders’ equity	25,963	32,264	36,338	167,499	129,082

(1)	Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Staff Accounting Bulletin Number 101 (SAB 101). In December 2003, the Securities Exchange Commission issued Staff Accounting Bulletin Number 104 (SAB 104), which supercedes SAB 101. We are in compliance with SAB 104.

(2)	The consolidated financial statements for the years ended March 31, 2003 and 2002 were restated as a result of an investigation and revenue recognition review conducted by our Audit Committee with the assistance of outside legal counsel and independent forensic accountants.

(3)	During fiscal year ended March 31, 2003, we conducted impairment reviews of goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). As a result of the reviews, we wrote off $65.9 million for goodwill, $0.6 million for developed technology, $0.2 million for a development contract and $0.8 million for trade name intangible assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
      We develop, market, manufacture and service process control metrology systems for use in the manufacture of semiconductors. Process control metrology is used to monitor process parameters in order to enable semiconductor manufacturers to maintain high yields on their production lines, reduce feature size, increase wafer size, increase equipment productivity and improve device performance. Our metrology systems are used in all sections of the semiconductor fabrication plant, or “fab”, to control the wafer fabrication processes. Examples of wafer fab processes, in which our metrology systems supply information, are photoresist processing to support lithography, deposition of insulator and conductor films, patterned removal, or “etching”, of insulator and conductor films, ion implantation and chemical mechanical planarization. We currently sell four product families of process control metrology systems: Therma-Probe, Opti-Probe, including Opti-Probe CD, and Integra integrated metrology systems.
      Therma-Wave develops, markets, manufactures and services process control metrology systems for use in the manufacture of semiconductors. Our customers must have metrology equipment to improve their yields, an essential element to improving their profits. A significant number or our customers are now expanding their wafer production capacity while simultaneously moving from 200 millimeter to new 300 millimeter technology. The industry is also advancing to smaller geometries for semiconductor device production, currently at a 130 nm technology node and in the future advancing to 90 nm and 65 nm technology nodes. We believe these technology advances will significantly increase the requirement to improve yields.
      Our core products include the latest generations of our Therma-Probe and Opti-Probe metrology systems. Our core markets remain the thin film and ion implant measurement markets. Our latest generation products include our optical RT/ CD product family and our integrated product line, Integra. All of our latest generation products, which taken together accounted for approximately 77% of our total systems new order bookings in fiscal year 2005, are in keeping with our objective to stay at the forefront of technology leadership in metrology for the semiconductor industry. Our products and technologies for critical dimension and integrated metrology substantially expand our target markets going forward.
      Therma-Probe Product Family. Therma-Probe systems are non-destructive process control metrology systems used to measure the critical ion implantation process on product wafers in the fabrication of semiconductors and utilize our thermal wave technology.
      Opti-Probe Product Family. Opti-Probe Film Metrology systems provide one of the industry’s most powerful capabilities to control and diagnose non-opaque films for semiconductor production. This metrology capability is achieved by successfully integrating different measurement technologies, including optical technologies that are proprietary to our company, into each Opti-Probe system.
      Opti-Probe CD Product Family. Opti-Probe CD systems measure the critical dimensions (CD), representing the device structures, using a revolutionary, nondestructive technique based on spectroscopic ellipsometry. These systems are capable of providing CD metrology for the smallest features of the next several generations of ICs.
      Integra Product Family. The Integra line of integrated metrology products is a broad-based family of compact metrology “modules” which are installed on, and function in conjunction with, an IC process system, such as an etching or CVD deposition system, to provide metrology on each wafer before it exits the process tool.
      Therma-Wave has shipped more than 1,800 systems since the company introduced its first product in 1985, having shipped to nearly every major semiconductor manufacturer in the world. Our strength has been technology from the beginning of the company. We have protected our technology with 133 U.S. and foreign patents at the end of fiscal 2005. We have a broad range of applications, with products that are reliable and have a low cost of ownership due to their capabilities, not necessarily due to their price.
      We have a worldwide customer support organization of approximately 150 people located close to all our major customers. We have subsidiaries in Japan, the UK and China and branch locations or offices in Taiwan, Hong Kong, Israel, and Ireland, as well as several locations in the US. We also have representatives or distributors in Germany, France, Italy, Singapore and Japan. During April 2005, we signed an agreement establishing a new exclusive representative, Hermes-Epitek Corporation, for our Therma-Probe and Opti-Probe products in Taiwan, China, Singapore, and Malaysia. Following a transition period of about two to three months, we plan to close our branch offices in Taiwan and our subsidiary in China. Hermes-Epitek is a prominent, well-established company in our industry in Asia, and we expect to improve our position in this region through this association.
      Therma-Wave introduced its Opti-Probe Real Time Critical Dimension system, Opti-Probe RT/ CD, in 2002. This product combines a powerful computer and Therma-Wave proprietary software with our standard 5300 or 7000 series Opti-Probe and has moved Therma-Wave into a market not previously served by the company. Opti-Probe RT/ CD has positioned us to compete for business previously served by manufacturers of scanning electronic microscopes, known as CD SEM. CD SEM is becoming non-competitive in certain advanced technologies of 90 nm and smaller nodes. We believe that our Opti-Probe RT/ CD product can address some customer CD requirements faster, better and at a lower cost of ownership. Where CD SEM is an expensive, low throughput technology, Opti-Probe RT/ CD can perform the same measurements faster and with better precision. We believe the superiority of Opti-Probe RT/ CD will become even greater as fabs move to 90 nm and then to 65 nm nodes, increasing the demand for optics based critical dimension products. To be competitive, our products must be extendable, provide low cost of ownership and help our customers to continuously meet the ever-advancing technology nodes challenge. Some of our customers are currently moving or planning to move from 130 nm to 90 nm and will begin moving to 65 nm as the next step. They will not purchase products from a supplier who they believe cannot continue to enable that advance and meet those technology changes. Our products have demonstrated the capability to be extendable and meet those challenges in the past, and we believe our products are well positioned to meet those requirements in the future.
      Also in 2002, we introduced our first integrated critical dimension metrology product, Integra, which we sell primarily to Tokyo Electron Ltd., an original equipment manufacturer of integrated circuit process systems. This product line is a family of compact metrology modules that are installed, on and function in conjunction with, the IC process system. We are rated as their Class 1 supplier for integrated CD metrology on Tokyo Electron’s market leading photoresist track system.

Our Market
      Based on calendar 2004 survey information from a report from a widely recognized industry research group, the total process control market will grow to approximately $4.6 billion in calendar year 2005. Of that, approximately $1.9 billion is expected to be the metrology segment. We are targeting the transparent thin film, and critical dimension segments of this market, which is estimated to be at approximately $1.0 billion by the end of calendar year 2005. This $1.0 billion market includes $0.7 billion for critical dimension measurement, of which a portion estimated at $31 million and rapidly growing, is served by our Opti-Probe critical dimension product. Our goal is to capture at least 20% of this total portion of the metrology market that we serve, plus a significant share of the ion implant process measurement market, and plus normal upgrades and service and support. The ion implant market is actually included as a small part of the opaque film market by the industry source, and we believe this market will be between $25 million and $30 million in calendar year 2005, most of which we expect to capture.

Overview
      The semiconductor industry struggled for recovery in fiscal 2005, gaining momentum in our fiscal first and second quarters, but slowing in our fiscal third and fourth quarters. In our fiscal first quarter, we reported an approximately 50% increase in orders from the previous quarter, and in our fiscal second quarter, we reported a sequential increase of approximately 25% over the fiscal first quarter of 2005. Our order rate for our fiscal third quarter dropped off sharply, down 46% from the previous quarter, then recovered modestly, up 17% in the fiscal fourth quarter. We expect this soft market to continue at least through the first two quarters of our fiscal year 2006.
      In total, our orders increased by 24% in fiscal 2005 over fiscal 2004 to $85.8 million. In addition to the overall growth in orders it is important to note that our new leading edge products grew as a percentage of our product mix. The advanced Therma-Probe system grew from 16% or $8.0 million of total system orders in fiscal 2004 to 20% or $12.5 million total system orders in fiscal 2005. Our advanced Opti-Probe grew from 28% or $15.2 million to 54% or $30 million of total system orders (includes both OP and OP-CD). Also, 77% of total systems booked during the year were for 300 millimeter business. We believe this is very significant because it demonstrates that customers are accepting our more advanced products.
      Geographically, in fiscal 2005, our European business strengthened significantly during our first and second quarters, and we received a large order for our Integra integrated metrology (IM) product from our customer in Japan in the fiscal third quarter.

      The following table lists the percentage of system orders by region for the years ended March 31, 2005, 2004 and 2003.

	Percentage of System
	Orders

	Fiscal Years Ended
	March 31,

	2005	2004	2003

Markets
Asia, excluding Japan	39%	56%	54%
Japan (inclusive of the IM orders)	19%	19%	12%
Europe	25%	12%	4%
United States	17%	13%	30%

Total orders	100%	100%	100%

Net Revenues
      For fiscal year 2005 net revenues were $81.3 million, a $16 million increase over fiscal 2004 net revenues of $65.3 million. During fiscal 2005, quarterly net revenues peaked in the second quarter at $22.6 million, followed by a $1.1 million decline in the third quarter to $21.5 million, and an additional $5.5 million decline in the fourth quarter to $16.0 million. This pattern reflects the industry-wide slowdown in purchases of semiconductor metrology capital equipment that began during our fiscal 2005. However, it is important to note that we shipped systems billed at approximately $3.1 million in our fiscal third quarter and at more than $7.0 million in our fiscal fourth quarter that were recorded as deferred revenue due to a non-standard right of return clause in the sales agreements. We expect those revenues to be recognized during the first two quarters of our fiscal year 2006.

Gross Margins
      Gross margins improved for fiscal year 2005 to 45% compared to 41% in fiscal 2004. The improvement was primarily in the first two quarters, which benefited from the higher sales and manufacturing volumes, sales of inventory previously written down or written-off, from cost reduction efforts and a stronger industry economic environment early in the year which helped to strengthen pricing. Gross margins were negatively impacted by the lower sales volumes in the final two fiscal quarters. Both fiscal years 2005 and 2004 benefited from sales of inventory previously written down or written-off, which was primarily parts for 200 mm products that were written-off as excess during the downturn years of fiscal 2002 and 2003. Our 2005 gross margins were strongest at 51% in our fiscal first quarter, decreasing to 48% in the second quarter, 42% in our third quarter and to 38% in the fiscal fourth quarter. The first two quarters benefited by $1.8 million and $0.9 million, respectively, form the net of sale of inventory previously written down or written-off in excess of new write downs of inventory, while that net benefit in the third quarter decreased to $0.3 million and became negative $0.9 million in the fourth quarter, when the benefit was exceeded by the new write offs. Our fiscal first and second quarter gross margins benefited from the sale of $2.8 million, or 13% of revenues, and $1.8 million, or 8% of revenues respectively of inventory that had previously been written-off, and were reduced by new inventory charges of $1.0 million, or 5% of revenues, and $0.9 million, or 4% of revenues, respectively. Our fiscal third quarter gross margin benefited from the sale of $1.8 million, or 8% of revenues, of inventory that had previously been written-off, and was reduced by new inventory charges of $1.5 million, or 7% of revenues. Our fiscal fourth quarter gross margin includes the benefit of $0.8 million, or 5% of revenues, from the sale of previously written-off inventory and the reduction of $1.7 million, or 10% of revenues, due to new charges to inventory.
      Fiscal year 2004 gross margins included a benefit of $10.6 million arising from the sale of inventory that had previously been written down or written-off and reduced by inventory provision of $5.2 million. Full fiscal year 2005 improvement to 45% included a lower benefit from $7.2 million from the sale of inventory previously written down or written-off and the reduction due to inventory provision of $5.1 million. Fiscal year

2004 gross margins also benefited from $3.7 million of margin from the conclusion of a customer funded development program that allowed recognition of $4.7 million of deferred revenue accumulated over several prior years.
      During our fiscal fourth quarter 2004, we fully absorbed our factory overhead for the first time in more than two years due to higher production volumes. This improved absorption level continued on throughout fiscal year 2005 and is important because it means that any additional volume growth begins to reduce the average overhead cost per tool produced, thereby reducing the average total cost per tool. However, our margins continued to be unfavorably impacted by lower than optimum production levels, which are expected to decrease further in our fiscal first quarter 2006.
      The expense of the company’s customer service and support organization is allocated between cost of revenue and selling, general and administrative expense based on the 29 percent average time spent by field personnel on marketing activities. For fiscal years 2005 and 2004, $14.4 million and $12.3 million, respectively was charged to cost of revenue and $5.9 million and $5.0 million respectively was charged to selling, general and administrative expense.

Operating Expenses
      During fiscal 2005, we continued to direct substantial efforts toward managing our operating expenses to be in line with business conditions. Fiscal 2005 operating expenses were $43.2 million, down $1.6 million from $44.8 million in fiscal 2004. Fiscal 2005 operating expenses included charges of $1.9 million for compliance work related to implementation of Sarbanes-Oxley Act of 2002 Section 404. Total operating expenses were reduced to $10.9 million in each of the last two fiscal quarters of 2005. However, operating expenses increased by approximately $0.8 million, or 8%, in the fiscal fourth quarter offset by a non-cash credit for the variable accounting treatment for stock options of approximately $0.8 million in the fiscal fourth quarter. The credit occurred because our stock price decreased from quarter to quarter. Operating expenses for all costs other than the variable accounting treatment for stock options increased due in part to increased spending for Sarbanes-Oxley Section 404 compliance, and due to incurring expenses for a 14-week quarter compared to our normal 13 week quarters.
      The reduction in operating expense in fiscal 2005 compared to 2004, other than $1.9 million increase for compliance work associated with the Sarbanes-Oxley Act, was due primarily to lower restructuring charges by $1.6 million and lower stock compensation charges by $1.3 million. In fiscal 2006, we expect to manage operating expenses in line with revenues, increasing over time as the business grows, but declining as a percentage of revenues.

Balance Sheet
      Cash and cash equivalents totaled $13.4 million at March 31, 2005, a decrease of $0.3 million from the $13.7 million reported as of December 31, 2004 and down from $23.9 million reported as of March 31, 2004. Cash was used in fiscal 2005 primarily to fund operating activities of $9.7 million. Net inventory increased by $13.7 million due to the increase in mix of 300 millimeter products, and net accounts receivable was up $0.9 million. Our receivables days sales outstanding (DSO) ended the fiscal fourth quarter of 2004 at 69 days and was increased to 75 days for fiscal fourth quarter 2005, calculated on a look-back basis. This increase was due primarily to late payments from two Asian customers, most of which were paid within the first 60 days following the end of our fiscal fourth quarter.
      Investing activities used cash of $1.6 million, comprising of $1.1 million for purchases of property and equipment and $0.5 million for cost of patents. We expect such expenditures to remain at similar or lower levels in our fiscal year 2006.
      Total liabilities increased by $9.6 million, with current liabilities up $10.7 million. Deferred revenues increased by $8.5 million and accounts payable by $0.8 million. The increase in deferred revenue was due primarily to shipments to a European customer during the last two quarters of the fiscal year that were recorded as deferred revenue due to a non-standard right of return clause in the sales agreement.

Approximately $10 million of the order was shipped and billed during the December through March time frame and approximately $9 million of that amount was paid before the end of our fiscal fourth quarter, but revenue will not be recognized until the final acceptance process is completed at the customer.
      As of March 31, 2005, we have no long-term debt, and we have access to a $15 million in credit facilities that are unused other than $3.2 million for supporting standby letters of credit. The amount available under our credit facilities is determined using a borrowing base formula, which considers amounts in our trade accounts receivable and inventory, excluding certain aged and past due accounts receivable and inventory at locations outside of the United States, and there can be no assurance that any amount will be available for borrowing under this facility. This facility also includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in the Company’s business, operations, or financial or other condition of the Company, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral.

Summary
      We believe that Therma-Wave has made significant progress during its fiscal year 2005. For our full fiscal year 2005 compared to fiscal 2004:

•	Total new orders increased by 24% to $85.8 million,

•	Total net revenue increased by 24% to $81.3 million,

•	Total deferred revenue increased 98% to $17.2 million,

•	Gross margin improved to 45% compared to 41% in fiscal 2004,

•	Operating expenses decreased by 4% year-over-year, and

•	Net loss was reduced by 62% to $6.8 million, or ($0.19) per diluted share, compared to a net loss of $18.1 million, or ($0.56) per diluted share, in fiscal 2004,

•	See also page 34 for discussion of liquidity and going concern.
      We believe it is very important that the sale of our advanced products has continued to increase as a percentage of total new orders received. Advanced products accounted for approximately 77 percent of new orders received for systems in our full fiscal year 2005, up from approximately 60 percent in fiscal 2004. During our fiscal fourth quarter 2005, our advanced products accounted for approximately 88 percent of new orders received for systems, most of which were for our 300 mm products. We expect the sale of our advanced products to remain at that level during fiscal year 2006.

Outlook
      While we believe we made progress on many fronts in fiscal 2005, the semiconductor capital equipment industry remains a cyclical and dynamic environment, and as such forward looking visibility remains limited. Currently, the industry is again in a downturn, which some industry analysts are projecting to last at least until late in calendar year 2005. To help strengthen our position in this challenging environment, we are proactively taking steps to enhance our competitive and financial positioning.
      Subsequent to our year-end, we took two significant actions related to operating expenses. First, on April 8, 2005, we reduced the number of separate functional groups reporting directly to our CEO from eleven to six, through a combination of consolidation and reduction of our North American workforce by just over 8 percent. Our intentions were to reduce our operating expenses while streamlining our corporate structure in order to increase operating efficiency and reduce our fixed cost structure. As a direct result of this initiative, we expect to realize annualized salary and related cost savings of more than $3.0 million. Second, on April 19, 2005, we adopted a plan to restructure our Asian operations. We signed an exclusive representation agreement with Hermes-Epitek Corporation, a well-known and well-positioned representative for semiconductor equip-

ment firms in Asia. Hermes-Epitek has existing, well-established relationships with many of our customers in the region.
      By making this change, we are transitioning from a direct sales and service model to an exclusive representative model for the distribution and servicing of our Therma-Probe and Opti-Probe families of metrology products in Taiwan, China, Singapore and Malaysia. We expect a transition period of approximately two to three months, following which Hermes-Epitek will be undertaking essentially all sales and service efforts for our metrology products in their territory. This new model should be in place by the middle of the second quarter of fiscal year 2006. This change is consistent with our strategy to improve the flexibility and cost effectiveness of our operating expense structure, because payments are directly related to the amount of sales volume instead of being essentially fixed. Also, we believe that due to their larger presence in the region and depth of personnel, Hermes-Epitek will be better able to maintain the highly trained technical personnel necessary to provide the highest quality of service and support to our customers in that region.
      Overall, we believe the above-mentioned initiatives will result in continued progress. As we look forward, we expect to continue to build on these actions, and we also plan to take additional steps focused on implementing the most cost efficient operating structure, delivering the highest possible level of customer satisfaction, improving our cash position and focusing our resources on developing the most innovative metrology solutions available worldwide, all directed toward achieving our ultimate goal of returning Therma-Wave to profitability.
Critical Accounting Policies and Estimates
      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies has a significant impact on the results we report in our consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory, allowance for doubtful accounts receivable and returns, valuation of long-lived and intangible assets, income taxes and warranty. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Revenue Recognition
      Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” In December 2003, the Securities Exchange Commission issued Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition”, which superceded SAB 101. SAB 104 is a codification of other revenue recognition pronouncements and in substance does not change SAB 101. Revenues are recognized when our contractual obligations have been performed, title and risk of loss have passed to the customer, collectibility of the sales price has been reasonably assured, sales price is fixed or determinable and customer final acceptance has been obtained, if applicable. Freight terms of sales are normally ExWorks or FOB shipping point unless otherwise negotiated and agreed in written form between our customers and us.

Shipments typically are made in compliance with shipment requirements specified in our customer’s purchase order.
      System Revenues. Equipment sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenues in the amount of the greater of fair market value of installation or the percentage of payment subject to final acceptance. Systems revenues are allocated to each component of the multiple-element arrangement. Revenues on each element are recognized when the contractual obligations have been performed, title and risk of loss have passed to the customer, collectability of the sales price has been reasonably assured and customer final acceptance has been obtained, if applicable. Estimated contractual warranty obligations are recorded when related systems sales are recognized. Revenue related to extended warranty is recognized over the period earned.
      Systems revenues on newly introduced products are deferred at shipment and recognized upon customer final acceptance. Our standard terms and conditions of sale do not contain a right of return, except for spare parts. Returns of unused purchased spare parts for credit are allowed only within 30 days of shipment and are subject to a 20% restocking fee. In the past, we have, in unusual circumstances, agreed to accept specific rights to return until completion of the customer final acceptance process. We may accept such rights again in future orders. In such cases, the nature of the specific right of return is evaluated under SAB 104 Topic 13 A3 (b) “Customer Acceptance”, and if appropriate, revenues are deferred until such right of return expires in accordance with FAS 48.
      In accordance with SAB 101, we evaluate our system sales to determine the appropriate timing for revenue recognition for each of the multiple elements involved in each sale. This sometimes results in deferrals of revenues to periods subsequent to the period in which the tool is shipped.
      Service and Parts Revenues. We derive service and parts revenues from three primary sources: sale of spare parts, service contracts and service labor relating to our products. Revenues on the sale of spare parts are recognized when title and risk of ownership have transferred to the customer and collectability of the sales price has been reasonably assured. Revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contract. Revenues on time and material services performed are recognized when the services are completed, collectability of the sales price has been reasonably assured and, if applicable customer final acceptance has been obtained.

Inventory
      We value our inventory at the lower of standard cost, approximating average cost, (first-in, first-out method) or market. Due to changing market conditions, estimated future requirements, age of the inventories on hand and our production of new products, we regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventory to its estimated net realizable value. A significant increase in the demand for our product could result in a short-term increase of inventory purchases while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development, and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results. When we record provision for excess and obsolete inventory, we create a new cost basis for the inventory. Inventory provisions in fiscal years 2005, 2004 and 2003 were $5.1 million, $5.2 million and $9.6 million, respectively. Fiscal 2005, 2004 and 2003 gross margins included benefits from the sale of inventory previously written down of $7.2 million, $10.6 million and $1.0 million, respectively.

Allowances for Doubtful Accounts Receivable and Returns
      We utilize estimates in determining our allowance for doubtful accounts receivable and reserve for potential returns for credit. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, any specific customer collection issues that we have identified, and the aging of the accounts receivable. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on both the collectability of our accounts receivable and our future operating results.

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
      As of March 31, 2005, due to decline in the Company’s stock price, we performed SFAS No. 144 impairment analysis of the long-lived assets and concluded that no write-offs are necessary.
      During the quarter ended September 30, 2002, we recognized that a downturn in the semiconductor industry had negatively impacted our projected future cash flows and our market capitalization. Our stock price declined from $11.39 on June 28, 2002 to $0.79 on September 30, 2002. As a result, we performed a transitional impairment analysis, which considered current operating losses, a decrease in market capitalization below tangible book value, the absence of positive cash flows, and uncertainties resulting from the duration and severity of the industry downturn, and recognized a goodwill impairment loss of $65.9 million in the quarter ended September 30, 2002, which effectively reduced the goodwill balance related to our acquisition of Sensys Instruments Corporation to zero. We also recorded impairment charges in fiscal 2003 of $0.6 million for developed technology, $0.2 million for a development contract, and $0.8 million for trade name intangible assets.

Income Taxes
      We account for income taxes using the asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. We provide a valuation allowance to the extent we cannot conclude, based on available objective evidence, that it is more likely than not we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. As of March 31, 2005 and 2004, we concluded that it is more likely than not that our net deferred tax assets would not be realized through generation of future taxable income. Accordingly, we provided a net valuation allowances for all periods presented.

Warranty
      We provide warranty coverage for a predetermined amount of time, normally one year from system final acceptance, on systems and parts for material and labor to repair and maintain the equipment. We record the estimated cost of systems and parts warranty upon shipment of the tools, based on the average historical warranty expense for a specific tool. Should actual costs or material usage differ from our estimates, revisions to the estimated warranty liability may be required.
Results of Operations
      The following table summarizes our historical results of operations as a percentage of net revenues for the periods indicated.

	Fiscal Year

	2005	2004	2003

Results of Operations
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	54.9	59.0	111.9

Gross profit (loss)	45.1	41.0	(11.9)

Operating expenses:
Research and development	21.6	28.5	59.4
Selling, general and administrative	31.3	35.2	53.0
Impairment of goodwill and other intangible assets		—	136.9
Restructuring, severance and other	0.4	3.0	8.7
Stock-based compensation expense (benefit)	(0.2)	1.8	3.4

Total operating expenses	53.1	68.5	261.4

Operating loss:	(8.0)	(27.5)	(273.3)
Other income (expense), net:
Interest expense	—	(0.1)	(0.3)
Interest income	0.2	0.2	1.9
Other income (expense), net	—	(0.3)	0.3

Total other income (expense), net	0.2	(0.2)	1.9

Loss before provision for income taxes	(7.8)	(27.7)	(271.4)
Provision for income taxes	(0.6)	—	—

Net loss	(8.4)%	(27.7)%	(271.4)%

      Cost of net revenues decreased as a percentage of net revenues due primarily to the 24% increase in net revenues in fiscal 2005 compared to fiscal 2004, product cost reduction programs and improved industry conditions, particularly early in 2005, strengthening pricing. Operating expenses decreased approximately 4 percent in dollars while revenues increased, thereby reducing as a percentage of net revenues. These elements resulted in also reducing the net loss as a percentage of revenues. Included in the changes from fiscal 2005 compared to fiscal 2004 are:

	Net	% of Net	Gross	Net	% of Net
	Revenues	Revenues	Profit	Loss	Revenues

Major Changes Fiscal 2005 Compared to Fiscal 2004 (in millions)
Decrease in the sale of inventory that had been previously written-off	—	—	$3.4	$3.4	4%
Decrease in stock-based compensation	—	—	0.3	1.6	2%
      Net revenues increased by 33 percent in fiscal 2004 compared to fiscal 2003, and this increase was the primary reason for cost of net revenues and operating expenses decreasing as a percentage of net revenues, and a resulting reduction of the net loss as a percentage of net revenues. Included in the changes from fiscal 2004 compared to fiscal 2003, among other changes, are:

	Net	% of Net	Gross	Net	% of Net
	Revenues	Revenues	Profit	Loss	Revenues

Major Changes Fiscal 2004 Compared to Fiscal 2003 (in millions)
The conclusion of a development contract	$4.7	7%	$3.7	$3.7	6%
Lower operating expenses due to the fiscal 2003 impairment of goodwill and other intangibles	—	—	67.4	67.4	137%
Increase in the sale of inventory that had been previously written-off	—	—	9.6	9.6	15%
Increase in provision for excess and obsolescence	—	—	4.4	4.4	7%
Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004
      Net Revenues. Net revenues for the fiscal year ended March 31, 2005 and 2004 were $81.3 million and $65.3 million, respectively. Compared to fiscal 2004, net revenues in fiscal 2005 increased by $16.0 million or 24.4% primarily as a result of capital spending increases in the semiconductor industry during the first two quarters of fiscal 2005. We sold 24% more units of our Therma-Probe and Opti-Probe products in fiscal 2005 and the average selling price increased 25% in fiscal 2005 due primarily to a shift in business towards our newer, more expensive models. We experienced strong price competition during both fiscal 2005 and fiscal 2004, however we believe that the increases in industry spending, particularly during the first half of fiscal 2005 did strengthen pricing modestly during that period. We began to be impacted by an industry slowdown during December 2004 and for the remainder of our fiscal year 2005.
      The following table summarizes our product and service revenues as a percentage of total net revenues for the periods indicated.

	Fiscal Year Ended
	March 31,

	2005	2004	2003

Net Revenues
Products (Systems)	75%	72%	58%
Services and parts	25%	28%	42%

Total net revenues	100%	100%	100%

      The fluctuations in these percentages are related primarily to the changes in the amount of metrology capital equipment being purchased by the semiconductor industry from one year to the next. Sales of services and parts tend to reflect the installed base of products sold one and a half to two years previously and coming out of warranty rather than current product sales. As a result, the dollars of such sales do not fluctuate as widely as product sales, and therefore represent a higher percentage of total revenues when product sales are lower.
      Net revenues attributable to international sales for the fiscal years ended March 31, 2005 and 2004 accounted for 71% and 72%, respectively, of our total revenues for each of these two periods. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future, because of the concentration of large customers in Asia. A substantial portion of our international sales is denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products more expensive; however, our major competitors are also mostly U.S. companies and would incur essentially the same pricing impact. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, China, Taiwan, Singapore, Israel and Europe, such conditions could negatively impact our international sales in future periods.

      Demand for semiconductors and semiconductor equipment increased during the first two quarters of our fiscal year 2005, resulting in higher new order booking rates than in the previous fiscal year. The increased orders resulted in higher revenues for system shipments. The increased revenues contributed substantially to a reduction of operating losses in fiscal 2005 compared to the previous year.
      Gross Profit. Gross profit increased to $36.6 million in fiscal 2005 from $26.8 million in fiscal 2004, an increase of $9.8 million. As a percentage of net revenues, gross profit increased from 41% in fiscal 2004 to 45% in fiscal 2005. Key contributors to this improvement in gross profits can be summarized as follows:

Gross Profit
Improvement

Key contributors to gross profit improvement ($000’s):
Increased systems revenues	$11,475
Decreased service and parts revenues	1,369
Decreased sales of inventory previously written-off	(3,400)
Decreased stock-based compensation expense	288
Other	100

Total	$9,832

      Systems revenues grew by 30% in fiscal 2005 compared to fiscal 2004, contributing to relativity higher gross margins. Service and parts revenues grew by 11%. Decreased stock-based compensation expense resulted from a decrease in the year-end stock price and contributed $0.3 million to the increase in gross margins, partially offsetting a decrease from reduced sale of inventory previously written-off of $3.4 million.
      Included in our gross profit are:

	Fiscal Years Ended
	March 31,

	2005	2004

	(In thousands)
Inventory provision for excess and obsolescence	$5,089	$5,200
Benefit from the sales of inventory that had been previously written-off and obsolescence	7,183	10,563
      During fiscal 2005 and 2004, as a result of increasing demand for semiconductor products, our gross profits benefited from the sale of inventory that had been previously written-off. Inventory charges recorded in fiscal 2004 and prior periods had substantially lowered the net value of our 200mm inventory on hand and the ability to sell this inventory in fiscal 2005 and fiscal 2004 had a significant positive impact on our gross margin. The majority of the potential benefit has now been realized by the end of fiscal 2005.
      We have implemented or are in the process of implementing a number of cost reduction measures to improve our overall financial performance. These cost reduction measures include, but are not limited to, sourcing and design initiatives to lower cost and improve product performance, tight controls on discretionary overhead spending and renegotiation of equipment maintenance contracts with vendors. We expect these cost reduction measures will continue to contribute to gross margin improvements in fiscal 2006.
      Research and Development, or R&D, Expense. R&D expenses were $17.6 million and $18.7 million for fiscal years 2005 and 2004, respectively, a reduction of $1.1 million, or 6%. R&D expenses as a percentage of net revenues for fiscal 2005 decreased to 22% from 29% for fiscal 2004 due to both lower R&D project spending and the increase of net revenues in fiscal 2005. We also reduced the use of outside services by $0.4 million, or 44%. Other discretionary spending and allocations for facilities and information systems support were lower by $1.3 million, or 39%. We maintained the resources for our critical programs such as our real-time critical dimension product (RT/ CD). We believe that technological leadership is essential to strengthen our market position in the next economic upturn and expect to continue to commit significant resources to the development of new products and the continuous improvement of existing products. Therefore, we expect to continue to invest in R&D during fiscal 2006 at levels similar to fiscal 2005.
      Selling, General and Administrative, or SG&A, Expense. SG&A expenses were $25.4 million and $23.0 million for fiscal years 2005 and 2004, respectively. Compared to fiscal 2004, SG&A expenses in fiscal 2005 increased $2.4 million, or 11%. The increase in fiscal 2005 SG&A expenses reflect fiscal 2005 charges of $1.9 million related to compliance with the Sarbanes-Oxley Act of 2002. SG&A expenses as a percentage of net revenues decreased to 31% in fiscal 2005 from 35% in fiscal 2004 primarily due to significantly higher net revenues in fiscal 2005. Additionally, commissions decreased $0.2 million, or 19%, and other discretionary spending, such as allocations for facilities and information systems support, decreased by $1.3 million, or 24%. We expect SG&A expenses will be flat to down modestly in fiscal 2006 primarily due to lower spending on implementation of the Sarbanes-Oxley Act of 2002, Section 404 and tight expense controls, and audit.
      Impairment of Goodwill and Other Intangible Assets. During the quarter ended December 31, 2003, due to the termination of a development agreement, we accelerated the amortization of $1.5 million of related development contract intangible assets.
      Restructuring, Severance and Other. The following table summarizes the changes in restructuring, severance and other costs during the twelve months ended March 31, 2005:

	Liability as			Liability as
	of March 31,			of March 31,
	2004	Provision	Payment	2005

Restructuring, severance and other ($000s):
Consolidation of facilities	$220	$347	$(389)	$178
      During fiscal 2005, we recorded $0.3 million in charges related to restructuring, severance and other costs. The additional $0.3 million was recorded as leased facility charges during the first quarter of fiscal 2005 when we changed our estimates of potential sublease income and the sublease date on a previously vacated facility in Santa Clara, California. The $0.3 million charge reflects the difference between the estimated sublease income and the actual sublease income for this facility. The lease on this facility will expire on March 31, 2006. If facilities rental rates continue to decrease in this market or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the liability as of March 31, 2005 is $0.1 million.
      During fiscal 2004, we recorded $1.9 million of charges related to restructuring, severance and other costs. Of this amount, $1.8 million relates to reductions in workforce in April and October 2003 of approximately 39 and 22 employees, respectively. An additional $0.1 million was recorded as leased facility charges during the second quarter of 2004 when we entered into a sublease on a previously vacated facility. The $0.1 million charge reflects the difference between the estimated sublease income and the actual sublease income for this facility. As of the end of fiscal 2004, liabilities that we had accrued for severance and other costs had been paid out in full.
      On April 8 and April 14, 2005, we took actions in a restructuring aimed at increasing the Company’s operating efficiency and reducing corporate expenses. We reduced the number of separate internal functional groups reporting to the CEO from 11 to 6 by streamlining our corporate structure through a combination of consolidation and reductions in force. We reduced our North American workforce by approximately 6 percent. The charge in connection with this restructuring is expected to be approximately $0.6 million, for severance and related costs, and is anticipated to be recorded during our fiscal first quarter of 2006, ending July 3, 2005. We expect that the restructuring action will result in cash expenditures of approximately $0.6 million in the fiscal first quarter of 2006.
      On April 19, 2005, we adopted a plan to restructure our Asian operations in Taiwan, China, Singapore and Malaysia by converting from a direct sales and service organization to one using an exclusive representative. In connection with this restructuring plan, we will incur severance and other charges relating to termination of 50 or more employees and the closing of leased facilities in Taiwan and China, including the cancellation of leases and write-offs for certain fixed assets. The charges in connection with the restructuring plan are expected to be in the range of $0.5 million to $1.0 million and will be recorded during our fiscal first and second quarters of 2006. We expect the restructuring will result in cash expenditures of approximately $0.5 million to $0.85 million in our fiscal first and second quarters of 2006.
      Stock-Based Compensation. In fiscal 2005, we recognized an employee stock-based compensation net benefit of $0.3 million which included a benefit of $0.5 million related to variable accounting offset by amortization expense of $0.2 million related to the Sensys acquisition. In fiscal 2004, employee stock-based compensation expense of $1.3 million included expense of $0.7 million related to variable accounting and amortization expense of $0.6 million related to the Sensys acquisition.
      Stock-based compensation reflect charges for options assumed as part of the acquisition of Sensys Instruments Corporation in January 2002 and charges for options issued September 10, 2003 in an employee stock option exchange.
      As part of the Sensys acquisition, we assumed $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expense was $0.2 million or 0.2% of net revenues in fiscal 2005, and $0.6 million or 1.0% of net revenues in fiscal 2004, of which $2,000 and $168,000, respectively, was included in cost of revenues. We expect that the stock-based compensation for options assumed in the Sensys acquisition will, in fiscal 2006, be lower than that of fiscal 2005 due to the forfeitures of options held by the Sensys employees who left the company in fiscal 2005 and due to the complete vesting of the remaining employees.
      During the second quarter of fiscal 2004, we commenced and completed an employee stock option exchange program. The voluntary program allowed our employees, excluding officers and directors, to return to us existing options issued before July 1, 2002 with an exercise price greater than $2.00 per share and exchange them for new options that were granted on September 10, 2003. The number of new options granted in the employee stock option exchange program was equal to 75% of the number of options canceled in the exchange. The new option grants have a different vesting schedule from the original option grants and have an exercise price equal to $2.38, the fair market value of our common stock on September 10, 2003. Of the 1,366,570 options eligible for exchange, 1,352,108 options, or 99%, were exchanged for 1,014,144 new options with an exercise price of $2.38. The replacement options vested 50% on June 11, 2004, with the remaining 50% vesting on April 11, 2005 or according to the specific performance vesting schedules of particular stock option grants.
      As a result of the modification to the exercise price of the stock options, the replacement options are accounted for as variable from the date of modification until the option is either exercised, forfeited, canceled or expired. As of March 31, 2005 and 2004, we have recorded approximately $0.2 million and $0.7 million, respectively, in deferred compensation expense related to the employee option exchange program. This charge reflects three groups of options:

•	the new options issued in the exchange which were outstanding since September 10, 2003;

•	options eligible for exchange that were not exchanged (about 1% of eligible options); and

•	options issued to eligible participants within the six months prior to or following September 10, 2003.
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

      During fiscal 2005, the benefit related to the variable accounting treatment of options was $0.5 million compared to charges of $0.7 million in fiscal 2004. However, on a quarterly basis these costs varied based on the amount of time the options were outstanding and on the quarter-end closing stock price, as follows:

	Fiscal Year 2005

	Q1	Q2	Q3	Q4	Full Year

Variable accounting charge (benefit) by fiscal quarter ($000’s)
Days outstanding	91	91	91	98	371
Ending stock price	$4.78	$3.33	$3.24	$1.67	$1.67
Variable accounting charge (benefit)	$1,475	$(1,174)	$(22)	$(821)	$(542)

	Fiscal Year 2004

	Q1	Q2	Q3	Q4	Full Year

Variable accounting charge (benefit) by fiscal quarter ($000’s)
Days outstanding	—	18	90	90	198
Ending stock price	$2.20	$3.48	$5.37	$3.67	$3.67
Variable accounting charge (benefit)	$—	$61	$889	$(213)	$737
      We anticipate that expense amounts relating to the employee stock option exchange program will continue to vary from quarter to quarter reflecting both the vesting schedules of the options and the fluctuation in the quarter-ending stock price of our outstanding options subject to variable accounting. Our time vesting percentage calculations reflect the vesting schedules of the newly issued replacement options, which vested 50% on June 11, 2004, with the remaining 50% vesting on April 11, 2005 or according to the specific performance vesting schedules of particular stock option grants.
      Other Income (Expense). Other income (expense) includes interest expense, interest income, and other non-operating income, net. Total other income (expense) for fiscal 2005 was $0.2 million, compared to $(0.1) million in fiscal 2004. The decrease in fiscal 2005 compared to fiscal 2004 was attributable to a lower average balance in the company’s investment accounts. Other expense recorded in fiscal 2004 includes a loss on the sale of an investment in the first quarter of fiscal 2004 in the amount of $0.1 million.
      Net Loss. The combination of all the factors discussed above contributed to a net loss of $6.8 million for fiscal 2005 compared with a net loss of $18.1 million in fiscal 2004. We expect that with our cost reduction programs in place and with expected revenue increases in the final two quarter of fiscal 2006, we will continue to reduce our net loss amounts in the full fiscal year 2006. This forward-looking statement excludes the impact of amounts relating to the variable accounting treatment of the employee stock option exchange program, which we cannot predict, because it is dependant upon the value of our stock, and which may increase our net loss if our stock price increases.
Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003
      Net Revenues. Net revenues for the fiscal years ended March 31, 2004 and 2003 were $65.3 million and $49.2 million, respectively. Compared to fiscal 2003, net revenues in fiscal 2004 increased $16.1 million, or 32.7%, primarily as a result of capital spending increases in the semiconductor industry. We sold 40% more units of our Therma-Probe and Opti-Probe products in fiscal 2004 and the average selling price increased 55% in fiscal 2004 due to a shift in business towards newer, more expensive models. We experienced strong price competition during both fiscal 2004 and fiscal 2003.

      The following table summarizes our product and service revenues in different categories as a percentage of total net revenues for the periods indicated.

	Fiscal Year Ended
	March 31,

	2005	2004	2003

Net Revenues
Products	75%	72%	58%
Service and parts	25%	28%	42%

Total net revenues	100%	100%	100%

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
      Demand for semiconductors and semiconductor equipment increased during fiscal year 2004. As a result, we increased the number of our customers and experienced higher order booking rates than in the previous fiscal year. The increased orders resulted in higher revenues for system shipments. The increased revenues materially improved our financial position and results of operations in fiscal 2004 compared to the previous year.
      Gross Profit (Loss). Gross profit increased to $26.8 million in fiscal 2004 from a $5.8 million gross loss in fiscal 2003, a change of $32.6 million. As a percentage of net revenues, gross profit increased from (12)% in fiscal 2003 to 41% in fiscal 2004. The improvement in gross profit was primarily because of increased systems revenues in fiscal 2004. Key contributors to this improvement in gross profits can be summarized as follows:

Gross Profit
Improvement

Key contributors to gross profit improvement ($000’s):
Increased systems revenues	$7,647
Increased sale of inventory previously written-off	9,563
Decrease in new inventory provision	4,400
Overhead spending reductions	6,118
Termination of a development contract	3,675
Favorable resolution of accrued tax exposure	1,247

Total	$32,650

      Roughly one quarter of the improvement in gross profit reflects systems revenue increases. Systems revenues, which contribute relatively higher gross margins, grew by 39% in fiscal 2004 compared to fiscal 2003, while service and parts revenues, which contribute relatively lower gross margins, declined by 13% in fiscal 2004 compared to fiscal 2003. Increased demand for systems improved the margins in several other ways, specifically by enabling the sale of inventory that had been previously written off, resulting in a benefit of $10.6 million, facilitating sales of systems that had been used internally for demonstration and testing purposes, which generally have a lower cost basis than new systems, $2.5 million, and improving overhead absorption of fixed costs, $0.8 million.
      Overhead spending was reduced by over $6.1 million, due to reductions in labor and discretionary spending in fiscal 2004 compared to fiscal 2003. These spending reductions contributed approximately 19% to the improvement in gross profit. Approximately 11% of the gross margin improvement is due to the termination of a development agreement in the third fiscal quarter of 2004, in which we recognized $4.7 million of previously deferred revenues and gross profit of $3.7 million. Approximately 4% of the improvement is due to the favorable resolution in the third fiscal quarter of 2004 of a potential tax exposure in Korea that we accrued in fiscal 2003.
      As a result of favorable economic conditions and increasing demand for semiconductor products, our gross profits included $10.6 million for sales of previously reserved inventory and charges of $5.2 million in new inventory reserves. We also scrapped $3.1 million of previously reserved inventory. This compares to our gross loss in fiscal year 2003 in which we experienced a decline in sales and recorded an inventory provision of $9.6 million related to excess and obsolete inventories, partially offset by the sale of $1.0 million of inventory previously written-off. Inventory charges recorded in fiscal 2003 had substantially lowered the net value of our 200 mm inventory on hand and we received some benefit the sale of our excess 200mm inventory in fiscal 2004.
      Research and Development, or R&D, Expense. R&D expenses were $18.7 million and $29.2 million for fiscal years 2004 and 2003, respectively, a reduction of $10.5 million, or 36%. R&D expenses as a percentage of net revenues for fiscal 2004 decreased to 29% from 59% for fiscal 2003 due to both lower R&D spending and the increase of net revenues in fiscal 2004. During fiscal year 2004, in part due to reductions in force, labor and benefits costs were lower by $3.9 million, or 27%. We also reduced the use of outside services by $3.9 million, or 73%. Spending on project materials declined by $1.4 million, or 54%. Other discretionary spending and allocations for facilities and information systems support declined by $1.3 million, or 18%. We maintained the resources for our critical programs such as our real-time critical dimension product, or RT/CD.
      Selling, General and Administrative, or SG&A, Expense. SG&A expenses were $23.0 million and $26.1 million for fiscal years 2004 and 2003, respectively. Compared to fiscal 2003, SG&A expenses in fiscal 2004 decreased $3.1 million, or 12%. The decrease in fiscal 2004 SG&A expenses reflects lower headcount, partially due to reductions in force, resulting in savings of $1.3 million, or 9%. Spending on outside services declined by $1.9 million, or 22%. Commissions, however, increased by $0.5 million in 2004 compared to 2003 reflecting increased orders and revenues. Other discretionary spending, such as travel and entertainment and allocations for facilities and information systems support declined by $0.4 million, or 14%. SG&A expenses as a percentage of net revenues decreased to 35% in fiscal 2004 from 53% in fiscal 2003 primarily due to significantly higher net revenues in fiscal 2004.
      Impairment of Goodwill and Other Intangible Assets. During the quarter ended September 30, 2002, we recognized that a downturn in the semiconductor industry had negatively impacted our projected future cash flows and our market capitalization. Our stock price declined from $11.39 on June 28, 2002 to $0.79 on September 30, 2002. As a result, we performed a transitional impairment analysis, which considered current operating losses, a decrease in market capitalization below tangible book value, the absence of positive cash flows, and uncertainties resulting from the duration and severity of the industry downturn, and recognized a goodwill impairment loss of $65.9 million in the quarter ended September 30, 2002, which effectively reduced the goodwill balance related to our Sensys acquisition to zero.
      The initial fair value of the Sensys reporting unit had been established at the date of acquisition, January 16, 2002, based on the purchase price at the time of acquisition, $88.3 million. The value of the specific assets acquired through the Sensys acquisition were established in accordance with Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, in which the cost of an acquired company is assigned to the tangible and intangible assets acquired on the basis of their fair value at the date of the acquisition. Any purchase price over the fair value of the net assets acquired is recorded as goodwill. SFAS No. 141 sets forth detailed guidelines for determining the fair value of individual assets acquired, stating that an intangible asset acquired in a business combination shall be recognized as an asset apart from goodwill if the asset meets one of the following criteria: 1) it arises from contractual or other legal rights; or 2) it is capable of being separated or divided from the acquired enterprise and sold, transferred, licensed, rented or exchanged.

      During the quarter ended December 31, 2003, due to the termination of a development agreement, we accelerated the amortization of $1.5 million of the related development contract intangible assets.
      Restructuring, Severance and Other. The following table summarizes the changes in restructuring, severance and other costs during the twelve months ended March 31, 2004 (in thousands):

	Liability as			Liability as
	of March 31,			of March 31,
	2003	Provision	Payments	2004

Restructuring, severance and other ($000s):
Severance and workforce reduction	$558	$1,772	$(2,330)	$—
Consolidation of facilities	662	82	(524)	220
Other costs	134	84	(218)	—

Total	$1,354	$1,938	$(3,072)	$220

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
      Stock-Based Compensation. In fiscal 2004, employee stock-based compensation expense of $1.3 million included expense of $0.7 million related to variable accounting and amortization expense of $0.6 million related to the Sensys acquisition. In fiscal 2003, employee stock-based compensation expense of $1.7 million represented amortization expense related to the Sensys acquisition.
      Stock-based compensation reflect charges for options assumed as part of the Sensys acquisition in January 2002 and charges for options issued September 10, 2003 in the employee stock option exchange offer.
      As part of the Sensys acquisition, we assumed $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The amortization expense was $0.6 million, or 1% of net revenues in fiscal 2004, and $1.7 million, or 3% of net revenues in fiscal 2003, of which $168,000 and $33,000, respectively, was included in cost of revenues.
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
      As a result of the modification to the exercise price of the stock options, the replacement options are accounted for as variable from the date of modification until the option is either exercised, canceled or expired. As of March 31, 2004, we have recorded approximately $0.7 million in deferred compensation expense related to the employee option exchange program. This charge reflects three groups of options:

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
      During fiscal 2004, charges related to the variable accounting treatment of options were $0.7 million. However, on a quarterly basis these costs varied based on the amount of time the options were outstanding and on the quarter-end closing stock price as follows:

	Fiscal Year 2004

	Q1	Q2	Q3	Q4	Full Year

Variable accounting charge (benefit) by fiscal quarter ($000’s)
Days outstanding	—	18	90	90	198
Ending stock price	$2.20	$3.48	$5.37	$3.67	$3.67
Variable accounting charge (benefit)	$—	$61	$889	$(213)	$737
      Our time vesting percentage calculations reflect the vesting schedules of the newly issued replacement options, which vested 50% on June 11, 2004, with the remaining 50% vesting on April 11, 2005 or according to the specific performance vesting schedules of particular stock option grants.
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
Liquidity and Capital Resources
      The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We reported net losses of $6.8 million, $18.1 million and $133.6 million in fiscal years ended March 31, 2005, 2004 and 2003, respectively, and cash used in operations of $9.7 million, $2.9 million and $42.6 million in those respective years. Due to the continued instability in the semiconductor industry and the related instability in the semiconductor capital equipment industry, uncertain economic conditions worldwide, and other factors, we cannot predict how long we will incur further losses or whether we will become profitable again. Moreover, in part due to these downturns, for the year ended March 31, 2003, we recorded $81.3 million for the write off of goodwill and other intangible assets, inventory provision, restructuring, severance and other costs related to reductions in work force. We cannot assure you that our business will not continue to decline or when or if performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has expressed substantial doubt about the company’s ability to continue as a going concern in their report included in Item 8 of this Form 10-K.

      Our principal sources of funds have been and are anticipated to be cash on hand ($13.4 million unrestricted as of March 31, 2005), cash flows from operating activities (if any), borrowings under our bank credit facilities (if available, see discussion of Material Adverse Change clause below) and the sales of common stock, preferred stock or other securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.
      Failure to raise additional funds may adversely affect the company’s ability to achieve its intended business objectives. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
      Subsequent to the end of fiscal year 2005, we implemented a restructuring and reduced our North American headcount by approximately 6 percent to bring operating expenses closer in line with our revenue projections. We also signed an exclusive representation agreement with Hermes-Epitek Corporation to serve as an exclusive representative in Taiwan, China, Singapore and Malaysia to sell and service our Therma-Probe and Opti-Probe family of metrology products. We believe that this agreement will give us a more flexible cost structure for the Asia-Pacific region. We intend to take other actions, yet to be fully defined, to further reduce our operating expense structure and to provide additional cash to meet our operating needs. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available to us or that such financing will be on terms satisfactory to us.
      On June 10, 2005, the Company and Silicon Valley Bank entered into (i) an Amended and Restated Loan and Security Agreement, and (ii) a Streamline Facility Agreement, that renewed a $15.0 million revolving line of credit to the Company. The revolving line of credit can be used to (i) borrow funds for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. The Loan and Security Agreement also includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in the Company’s business, operations, or financial or other condition of the Company, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral. On June 11, 2007, the revolving line of credit matures and Silicon Valley Bank’s commitment to extend revolving loans these agreements terminates.
      Our principal liquidity requirements are for working capital and general corporate purposes. Our cash and cash equivalent balances decreased by $10.5 million during fiscal year 2005 to $13.4 million as of March 31, 2005. This compares to an increase of $9.1 million during fiscal year 2004 to $23.9 million as of March 31, 2004 from $14.8 million as of March 31, 2003. The March 31, 2003 figure also included restricted cash of $1.1 million. The increase in fiscal 2004 was primarily attributable to $11.7 million in net proceeds from sale of 5.8 million shares of the company’s common stock in a private placement in September 2003. In the private placement, we raised $12.7 million of gross proceeds and incurred $1.0 million of issuance costs, $0.9 million of which were payable to Needham & Company who acted as placement agent.
      Working capital requirements in fiscal year 2005 included an increase in inventories, of $18.8 million, excluding $5.1 million of non-cash inventory provision, and an increase in accounts receivable of $0.7 million. This increase in inventories of $18.8 million resulted from a movement to more expensive 300 millimeter technology in anticipation of increased demand for our 300 millimeter product. Our customers must have metrology equipment to improve their yields, an essential element to improving their profits. A significant number or our customers are now expanding their wafer production capacity while simultaneously moving from 200 millimeter to new 300 millimeter technology. We believe these technology advances will significantly increase the requirement to improve yields.

      During fiscal 2004, $2.0 million in cash was generated by changes in operating assets and liabilities. Accounts receivable increased by only $0.3 million, even though net revenues increased 33 percent, in fiscal 2004 compared to fiscal 2003. Changes in inventories, excluding a $5.2 million inventory provision, were an increase of $0.2 million. Inventory receipts were approximately equal to inventory reductions due to the sale, scrap and internal use of inventory. Benefit from the sale of inventory that had been previously written down was $10.6 million. We also scrapped inventories that had originally cost $3.1 million but that had been previously fully written-off. Accounts payable increased $5.3 million in fiscal year 2004. Accounts payable increases reflected the fact that our purchase of new parts increased due to increased net revenue and a growing requirement to provide parts for our more advanced products. Deferred revenues decreased by $2.4 million reflecting the termination of a development contract for which $4.7 million in deferred revenues were recognized. Reduction in other assets contributed $0.9 million in cash, and decreases in accrued and other liabilities used $1.3 million in cash.
      During the fiscal year ended March 31, 2005, net cash used by investment activities was $1.6 million. Cash used in investing activities includes investments in property and equipment and investments in our patent portfolio. Investments in property and equipment amounted to $1.1 million and $0.3 million for the fiscal years ended March 31, 2005 and 2004, respectively. Investments in our patent portfolio were $0.5 million and $0.8 million for the fiscal years ended March 31, 2005 and 2004, respectively, reflecting our ongoing commitment to technology inventions and patent protection.
      During the fiscal year ended March 31, 2004, net cash used by investing activities for purchase of patents and property and equipment was $0.8 million and $0.3 million, respectively, partially offset by proceeds from sale of an investment of $0.4 million.
      We expect investments in property and equipment in fiscal year 2006, which will consist primarily of computer and test equipment, along with investments in patents, to continue at the relatively low levels of recent years.
      Cash provided by financing activities was $0.7 million and $13.2 million during the fiscal years ended March 31, 2005 and 2004, respectively. The decrease in fiscal 2005 was primarily due to the $11.7 million, net of $1.0 million of issuance costs, raised in the sale of 5.8 million shares of the company’s common stock in a private placement in fiscal 2004. In fiscal 2005 and fiscal 2004 cash totaling $0.7 million and $0.4 million, respectively, was raised through the issuance of common stock, including the sale of shares under our 2000 Employee Stock Purchase Plan and 2000 Equity Incentive Plan. In fiscal 2005 and 2004, we did not repurchase stock pursuant to the stock repurchase program discussed in Note 9 of Notes to Consolidated Financial Statements entitled “Stock Repurchases.”
Factors Affecting Future Results
      The following factors should be carefully considered in addition to the other information set forth in this annual report in analyzing an investment in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock. This annual report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below as well as those discussed elsewhere in this annual report.
WE HAVE INCURRED NET LOSSES IN THE LAST THREE FISCAL YEARS AND MAY INCUR FURTHER LOSSES IN THE FUTURE. OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; THE REPORT OF OUR INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH.
      We reported net losses of $6.8 million, $18.1 million and $133.6 million in fiscal 2005, 2004 and 2003, respectively, and cash used in operations of $9.7 million, $2.9 million and $42.6 million in these respective years. Due to the continued instability in the semiconductor industry and the related instability in the semiconductor capital equipment industry, uncertain economic conditions worldwide, and other factors, we cannot predict how long we will incur further losses or whether we will become profitable again. Moreover, in part due to these downturns, for the year ended March 31, 2003, we recorded $81.3 million for the write off of goodwill and other intangible assets, inventory charge, restructuring, severance and other costs related to reductions in work force. We cannot assure you that our business will not continue to decline or that our performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in its report, which is included elsewhere in this Form 10-K.
WE NEED TO HAVE SUFFICIENT CASH TO OPERATE IF OUR BUSINESS IS TO SUCCEED.
      Our principal sources of funds have been and are anticipated to be cash on hand ($13.4 million unrestricted as of March 31, 2005), cash flows from operating activities (if any), borrowings under our bank credit facilities (if available see discussion of Material Adverse Change clause below) and the sales of common stock, preferred stock or other securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.
      Subsequent to the end of fiscal year 2005, we implemented a restructuring and reduced our North American headcount by approximately 6 percent to bring operating expenses closer in line with our revenue projections. We also signed an exclusive representation agreement with Hermes-Epitek Corporation to serve as an exclusive representative in Taiwan, China, Singapore and Malaysia to sell and service our Therma-Probe and Opti-Probe family of metrology products. We believe that this agreement will give us a more flexible cost structure for the Asia-Pacific region. We intend to take other actions, yet to be fully defined, to further reduce our operating expense structure and to provide additional cash to meet our operating needs. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available to us or that such financing will be on terms satisfactory to us. Failure to raise additional funds may adversely affect the company’s ability to achieve its intended business objectives.
      We have implemented various cost reduction programs during the past few years to bring operating expenses in line with revenue projections. As discussed above in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this report on Form 10-K, on April 8 and April 14, 2005, we took actions that included reducing our North American workforce by approximately 6 percent, which we expect to result in cash expenditures of approximately $0.6 million in the fiscal first quarter of 2006, and then to result in annualized salary and related cost savings of more than $3.0 million. Also, on April 19, 2005, we adopted a plan to restructure our Asian operations in Taiwan, China, Singapore and Malaysia by converting from a direct sales and service organization to one using an exclusive representative, which will result in termination of 50 or more employees and the closing of leased facilities in Taiwan and China, which we expect to result in cash expenditures of approximately $0.5 million to $0.85 million in our fiscal first and second quarters of 2006, but to improve the flexibility and cost effectiveness of our operating expense structure, because payments are directly related to the amount of sales volume instead of being essentially fixed. We intend to take other actions, yet to be fully defined, to further reduce our operating expense structure and to provide additional cash to meet our operating needs. We believe that with these cost reduction actions designed to improve our profitability, along with access to borrowings, if needed and available, under our bank credit facilities and potentially the sale of common stock, preferred stock or other securities through one or more private placements, and other potential funds raising actions, we will have adequate liquidity and capital resources to meet our current and future financial obligations for at least the next twelve months. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available, if required or, if available, will be on terms satisfactory to us.
WE MAY INCUR INDEBTEDNESS IN THE FUTURE UNDER OUR BANK CREDIT FACILITIES, WHICH COULD REQUIRE THE USE OF A PORTION OF OUR CASH FLOW AND MAY LIMIT OUR ACCESS TO ADDITIONAL CAPITAL.
      As of March 31, 2005, we had $3.2 million in outstanding letters of credit under our credit facility with Silicon Valley Bank. We may incur further indebtedness to finance acquisitions, capital expenditures and working capital or for other purposes.
      The level of our indebtedness could have important consequences for us such as the following:

•	a substantial portion of our cash flow from operations, if any, would be required to be dedicated to the repayment of indebtedness and would not be available for other purposes;

•	our future ability to obtain additional debt financing for working capital, capital expenditures, acquisitions or other purposes may be limited; and

•	our level of indebtedness has in the past, and could in the future, limit our flexibility in reacting to changes in the industry, general economic conditions and our ability to withstand a prolonged downturn in the semiconductor and/or semiconductor capital equipment industries.
OUR BANK CREDIT FACILITY IS SUBJECT TO A BORROWING BASE CALCULATION AND CONTAINS A MATERIAL ADVERSE CHANGE CLAUSE.
      The Company has access to $15 million in credit facilities that are unused other than for supporting standby letters of credit. However, the amount available under our credit facilities is determined using a borrowing base formula, which considers amounts in our trade accounts receivable and inventory, excluding certain aged and past due accounts receivable and inventory at locations outside of the United States, and there can be no assurance that any amount will be available for borrowing under this facility. This facility also includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in the Company’s business, operations, or financial or other condition of the Company, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral.
OUR PERFORMANCE IS AFFECTED BY THE CYCLICALITY OF THE SEMICONDUCTOR DEVICE INDUSTRY, WHICH MAY, FROM TIME TO TIME, LEAD TO DECREASED DEMAND FOR OUR PRODUCTS.
      The semiconductor industry is cyclical and has historically experienced periodic downturns, which have often resulted in a decrease in the semiconductor industry’s demand for capital equipment, including process control metrology systems. Our business depends upon the capital expenditures of semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products utilizing semiconductors. We are currently experiencing a period of low demand for process control metrology systems, and we cannot be sure that this favorable trend will continue, or if it does not continue then:

•	when the semiconductor industry will recover; or

•	whether the recovery will result in increased demand for our capital equipment by the semiconductor industry.

OUR QUARTERLY OPERATING RESULTS HAVE HISTORICALLY AND MAY, IN THE FUTURE, VARY SIGNIFICANTLY. THIS MAY RESULT IN VOLATILITY IN THE MARKET PRICE FOR OUR SHARES.
      Our quarterly operating results have historically and may, in the future, vary significantly. Some of the factors that may influence our operating results and that could cause trading in our shares to be subject to extreme price and volume fluctuations in a given quarter include:

•	customer demand, which is influenced by economic conditions in the semiconductor industry, demand for products that use semiconductors, market acceptance of our products and those of our customers, seasonality, changes in product mix, and the timing, cancellation or delay of customer orders and shipments;

•	competition, such as competitive pressures on prices of our products, the introduction or announcement of new products by us or our competitors and discounts that may be granted to customers;

•	fluctuations in the availability and cost of components, subassemblies and production capacity;

•	expenses incurred in connection with litigation;

•	product development costs, such as increased research, development, engineering and marketing expenses associated with new products or product enhancements, and the effect of transitioning to new or enhanced products; and

•	levels of fixed expenses relative to revenue levels, including research and development costs associated with product development.
      During a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. Accordingly, a small change in the number of systems actually shipped may cause significant changes in operating results. In addition, because of the significantly different gross margins attributable to our different product lines, changes in product mix may cause fluctuations in operating results.
LACK OF EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING COULD RESULT IN AN INABILITY TO ACCURATELY REPORT OUR FINANCIAL RESULTS THAT COULD LEAD TO A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.
      Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our management’s evaluation of our internal control over financial reporting as of April 3, 2005, management identified the following two control deficiencies that constitute material weaknesses:

1. As of April 3, 2005, the Company did not maintain effective controls over intercompany accounts. Specifically, the Company did not have effective controls to ensure that intercompany account balances were reconciled timely and properly eliminated in consolidation in accordance with generally accepted accounting principles. This control deficiency did not result in an adjustment to the consolidated financial statements. However, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. As of April 3, 2005, the Company did not maintain effective controls over the documentation, review and approval of journal entries to allocate certain customer service and support costs between cost of revenues and selling, general and administrative expense. This control deficiency did not result in an adjustment to the consolidated financial statements. However, this control deficiency could result in a misstatement of the previously noted statement of operations’ accounts, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

      Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 3, 2005, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Trading Commission.
      A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
OUR LARGEST CUSTOMERS HAVE HISTORICALLY ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR REVENUES. ACCORDINGLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE LOSS OF, OR REDUCED PURCHASES BY, ONE OR MORE OF OUR LARGE CUSTOMERS.
      If, for any reason, any of our key customers were to purchase significantly less of our products in the future, such decreased level of purchases could have a material adverse effect on our business, financial condition and results of operations. During the year ended March 31, 2005, three customers represented approximately 15%, 12% and 10% of our net revenues. During the year ended March 31, 2004, four customers represented approximately 16%, 14%, 12% and 10% of our net revenues. During the year ended March 31, 2003, one customer represented 13% of our net revenues. As customers seek to establish closer relationships with their suppliers, we expect that our customer base will continue to become more concentrated with a limited number of customers accounting for a significant portion of our revenues.
OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY OR IF WE INFRINGE ON THE PROPRIETARY TECHNOLOGY OF OTHERS.
      Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our principal product families, and we rely, in part, on patent, trade secret and trademark law to protect that technology. We have obtained a number of patents relating to each of our products and have filed applications for additional patents. There can be no assurance that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents owned by or issued to us will provide us with competitive advantages or that these patents will not be challenged by any third parties. Furthermore, there can be no assurance that third parties will not design around our patents. Any of the foregoing results could have a material adverse effect on our business, financial condition, results of operations or cash flows.
IN ADDITION TO PATENT PROTECTION, WE RELY UPON TRADE SECRET PROTECTION FOR OUR CONFIDENTIAL AND PROPRIETARY INFORMATION AND TECHNOLOGY. WE ROUTINELY ENTER INTO CONFIDENTIALITY AGREEMENTS WITH OUR EMPLOYEES. HOWEVER, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL NOT BE BREACHED, THAT WE WILL HAVE ADEQUATE REMEDIES FOR ANY BREACH OR THAT OUR CONFIDENTIAL AND PROPRIETARY INFORMATION AND TECHNOLOGY WILL NOT BE INDEPENDENTLY DEVELOPED BY OR BECOME OTHERWISE KNOWN TO THIRD PARTIES.
      We license and will continue to license certain technology used in our products from third parties. Our inability to acquire any third-party licenses, or integrate the related third-party technologies into our products, could result in delays in our product developments and enhancements until equivalent technologies can be identified, licensed or integrated. We may also require new licenses in the future as our business grows and technology evolves. We cannot assure you that these licenses will be available to us on commercially reasonable terms, if at all.

      Our commercial success will also depend, in part, on our ability to avoid infringing or misappropriating any patents or other proprietary rights owned by third parties. If we are found to infringe or misappropriate a third party’s patent or other proprietary rights, we could be required to pay damages to such third party, alter our products or processes, obtain a license from the third party or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. If we are required to do any of the foregoing, there can be no assurance that we will be able to do so on commercially favorable terms, if at all. Our inability to do any of the foregoing on commercially favorable terms could have a material adverse impact on our business, financial condition, results of operations or cash flows.
PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS, OR THIRD PARTIES SEEKING TO ENFORCE THEIR OWN INTELLECTUAL PROPERTY RIGHTS AGAINST US, MAY RESULT IN LITIGATION, THE COST OF WHICH COULD BE SUBSTANTIAL.
      There are currently no material legal proceedings pending against us. We may be required to initiate additional litigation in order to enforce any patents issued to or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. From time to time, the Company receives letters from third parties threatening to file lawsuits to enforce such third parties’ intellectual property rights. We may be subject to additional lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed above in the prior risk factor, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
WE OPERATE IN THE HIGHLY COMPETITIVE SEMICONDUCTOR CAPITAL EQUIPMENT INDUSTRY AND COMPETE AGAINST LARGER COMPANIES.
      We operate in the highly competitive semiconductor capital equipment industry and face competition from a number of competitors, some of which have greater financial, engineering, manufacturing and marketing resources and broader product offerings than Therma-Wave. We cannot assure you that our products will be able to compete successfully with the products of our competitors. Many of our competitors are investing heavily in the development of new products aimed at applications we currently serve. Our competitors in each product area can be expected to continue to improve the design and performance of their products and to introduce new products with competitive prices and performance characteristics. In addition, we believe that our competitors sometimes provide demonstration systems to semiconductor manufacturers at no cost. We are required to employ similar promotions in order to remain competitive and this practice may become more pervasive in the industry.
COMPETITIVE CONDITIONS IN OUR INDUSTRY MAY REQUIRE US TO REDUCE OUR PRICES.
      Due to competitive conditions in our industry, we have at times selectively reduced prices on our products in order to maintain our market share. These reductions are not necessarily permanent nor do they affect all of our products. There can be no assurance that competitive pressures will not necessitate further price reductions. Maintaining technological advantages to mitigate the adverse effect of pricing pressures will require a continued high level of investment by us in research and development and sales and marketing. There can be no assurance that we will have sufficient resources to continue to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantages. To the extent our products do not provide technological advantages over products offered by our competitors, we are likely to experience increased price competition or loss of market share with respect to such products.
WE ENCOUNTER DIFFICULTIES IN SOLICITING CUSTOMERS OF OUR COMPETITORS BECAUSE OF HIGH SWITCHING COSTS IN THE MARKETS IN WHICH WE OPERATE.
      We believe that once a device manufacturer has selected a particular vendor’s capital equipment, that manufacturer generally relies upon that vendor’s equipment for that specific production line application and, to the extent possible, subsequent generations of that vendor’s systems. Accordingly, it may be difficult to achieve significant sales to a particular customer once another vendor’s capital equipment has been selected by that customer unless there are compelling reasons to do so, such as significant performance or cost advantages.
OUR FUTURE GROWTH DEPENDS ON OUR ABILITY TO DEVELOP NEW AND ENHANCED PRODUCTS FOR THE SEMICONDUCTOR INDUSTRY. WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN OUR PRODUCT DEVELOPMENT EFFORTS OR THAT OUR NEW PRODUCTS WILL GAIN GENERAL MARKET ACCEPTANCE.
      Our future growth will depend, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Our failure to successfully identify new product opportunities or to develop, manufacture, assemble or introduce new products could have a material adverse effect on our growth prospects. For example, we expect our product development efforts to include continuing to combine separate metrology systems into one tool, implementing integrated systems and networking these systems together. Integrated systems allow us to measure product wafers and monitor process equipment during the semiconductor fabrication process. We cannot assure you that we will not experience difficulties or delays in our development efforts with respect to these products or that we will be successful in developing these products. In addition, we cannot assure you that these products will gain market acceptance or that we will not experience reliability or quality problems.
OUR OPERATIONS ARE CHARACTERIZED BY THE NEED FOR CONTINUED INVESTMENT IN RESEARCH AND DEVELOPMENT AND, AS A RESULT, OUR ABILITY TO REDUCE COSTS IS LIMITED.
      Our operations are characterized by the need for continued investment in research and development and extensive ongoing customer service and support capability. As a result, our operating results could be materially adversely affected if our level of revenues is below expectations. In addition, because of our emphasis on research and development and technological innovation, there can be no assurance that our operating costs will not increase in the future.
RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY WILL REQUIRE US TO CONTINUALLY DEVELOP NEW AND ENHANCED PRODUCTS.
      Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction could result in a loss of competitiveness and could materially adversely affect our operating results. There can be no assurance that we will successfully develop and bring new products to market in a timely and cost-effective manner, that any product enhancement or new product developed by us will gain market acceptance, or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technology in our product markets could have a material adverse effect on us, particularly in light of the fact that we currently derive a major portion of our revenues from sales of our two major product families, the Opti-Probe (including Opti-Probe CD) and Therma-Probe.
WE WILL NEED TO BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL WITH KNOWLEDGE OF INSTRUMENTS USED IN SEMICONDUCTOR MANUFACTURING PROCESSES TO HELP SUPPORT OUR FUTURE GROWTH. COMPETITION FOR SUCH PERSONNEL IN OUR INDUSTRY IS HIGH.
      Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of the services of key personnel, who would be extremely difficult to replace, could have a material adverse effect on us. There can be no assurance that the services of such personnel will continue to be available to us. We have employment agreements with some key members of our senior management team, including Messrs. Lipkin, Christie, Passarello and Opsal. To support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry and in the Silicon Valley is high, and we cannot assure you that we will be successful in attracting and retaining such personnel.

WE OBTAIN SOME OF THE COMPONENTS AND SUBASSEMBLIES INCLUDED IN OUR SYSTEMS FROM A SINGLE SOURCE OR LIMITED GROUP OF SUPPLIERS, THE PARTIAL OR COMPLETE LOSS OF WHICH COULD HAVE AT LEAST A TEMPORARY ADVERSE EFFECT ON OUR OPERATIONS.
      Some of the components and subassemblies included in our systems are obtained from a single source or a limited group of suppliers. From time to time, we have experienced temporary difficulties in receiving orders from some of these suppliers. Although we seek to reduce dependence on these sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary adverse effect on our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components or subassemblies could materially adversely affect our results of operations.
WE ARE SUBJECT TO RISKS ASSOCIATED WITH MANUFACTURING ALL OF OUR PRODUCTS AT A SINGLE FACILITY. ANY PROLONGED DISRUPTION IN THE OPERATIONS OF THAT FACILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
      We produce all of our products in our manufacturing facility located in Fremont, California. Our manufacturing processes are highly complex, requiring sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction of or damage to this facility as a result of an earthquake, fire or any other reason, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
WE RELY UPON MANUFACTURERS’ SALES REPRESENTATIVES FOR A SIGNIFICANT PORTION OF OUR SALES. A DISRUPTION IN OUR RELATIONSHIP WITH ANY SALES REPRESENTATIVE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
      A significant portion of our sales have historically been made through manufacturers’ sales representatives, and we expect this percentage to increase since we are in the process of establishing Hermes-Epitek Corporation as our exclusive representative in Taiwan, China, Singapore and Malaysia. The activities of these representatives are not within our control, and they may sell products manufactured by other manufacturers. In addition, in some locations our manufacturing sales representatives also provide field service and support to our customers. A reduction in the sales efforts or financial viability of such manufacturers’ sales representatives, or a termination of our relationship with such representatives, could have a material adverse effect on our sales, financial results and ability to support our customers. Although we believe that we maintain good relations with our sales representatives, there can be no assurance that such relationships will continue.
OUR NET SALES AND RESULTS OF OPERATIONS CAN BE ADVERSELY AFFECTED BY THE INSTABILITY OF ASIAN ECONOMIES, FROM WHICH WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES.
      Our sales to customers in Asian markets represented approximately 60%, 59% and 58% of total net revenues for fiscal 2005, 2004 and 2003, respectively. Companies in the Asia Pacific region, including Japan and Taiwan, each of which accounts for a significant portion of our business in that region, are currently experiencing uncertainties in their currency, banking and equity markets. These instabilities may adversely affect our sales to semiconductor device and capital equipment manufacturers located in these regions in the coming quarters.
WE HAVE RECENTLY BEGAN CHANGING THE WAY WE MARKET AND SELL OUR PRODUCTS IN CERTAIN COUNTRIES IN ASIA, ONE OF OUR LARGEST MARKETS. AS A RESULT, WE CANNOT ASSURE YOU THAT OUR SALES IN THAT REGION WILL BE IN LINE WITH HISTORICAL TRENDS.
      Our new relationship with Hermes-Epitek changes the way we sell our products in Taiwan, China, Singapore and Malaysia. Previously, we had sales facilities and staff in Taiwan, China and Singapore who covered these countries for us. We have now closed our own facilities in these locations and intend to use

Hermes-Epitek exclusively to market our products there. We expect that our relationship with Hermes-Epitek will improve our sales and service while simultaneously adding flexibility to our cost structure and decreasing difficulties in managing staffing and other elements of foreign subsidiary and branch operations, but there is no guarantee that this will occur. Since sales to customers in these countries represent such a large percentage of net revenues for the last three years, any reduction in our sales in these countries as a result of the new arrangement with Hermes-Epitek could have a significant impact on our financial condition, results of operations or cash flows.
WE ARE SUBJECT TO OPERATIONAL, FINANCIAL, POLITICAL AND FOREIGN EXCHANGE RISKS DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL SALES.
      International sales accounted for approximately 71%, 72% and 72% of our total revenues for fiscal 2005, 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. Due to the significant level of our international sales, we are subject to material risks, which include:

•	unexpected changes in regulatory requirements;

•	tariffs and other market barriers;

•	political and economic instability;

•	potentially adverse tax consequences;

•	outbreaks of hostilities;

•	difficulties in accounts receivable collection;

•	extended payment terms;

•	difficulties in managing foreign sales representatives; and

•	difficulties in managing staffing and other elements of foreign subsidiary and branch operations.
      In addition, the laws of countries in which our products are or may be sold may not provide our products and intellectual property rights with the same degree of protection as the laws of the United States.
      A substantial portion of our international sales is denominated in U.S. dollars. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar can render our products comparatively more expensive. Such conditions could negatively impact our international sales.
ACQUISITIONS COULD RESULT IN DILUTION, OPERATING DIFFICULTIES AND OTHER HARMFUL CONSEQUENCES.
      From time to time, we may acquire or make significant investments in complementary companies, products and technologies. The following risks are common to the integration of two companies, and may be associated with recent or future acquisitions:

•	the difficulty of incorporating new operations, technology and personnel into one company;

•	the potential disruption of our ongoing business;

•	the additional expense associated with amortization of acquired intangible assets;

•	the maintenance of uniform standards, controls, procedures and policies; and

•	the impairment of relationships with employees and customers.
      Other than our acquisition of Sensys in January 2002, we have no experience in managing this integration process. Moreover, the anticipated benefits of any future acquisitions or mergers may not be realized. Future acquisitions or mergers could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other tangible assets, any of which could be harmful to our business. Future acquisitions or mergers may require us to obtain additional equity or debt financing, which may not be on favorable terms or at all. Even if available, this financing may be dilutive. We cannot assure you that we will successfully overcome these risks or any other problem that we encounter in connection with any future acquisitions.
PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD DISCOURAGE POTENTIAL ACQUISITION PROPOSALS AND COULD DELAY, DETER OR PREVENT A CHANGE IN CONTROL.
      Provisions of our certificate of incorporation and by-laws may inhibit changes in control of Therma-Wave not approved by our board of directors and could limit the circumstances in which a premium may be paid for the common stock in proposed transactions, or a proxy contest for control of the board may be initiated. These provisions provide for:

•	a classified board of directors;

•	a prohibition on stockholder action through written consents;

•	a requirement that special meetings of stockholders be called only by our chief executive officer or the board of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	limitations on the ability of stockholders to amend, alter or repeal the by-laws; and

•	the authority of the board to issue, without stockholder approval, preferred stock with such terms as the board may determine.
      We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.
Recently Issued Accounting Pronouncements
      In October 2004, the FASB approved EITF Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” which addresses an issue in the application of paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. In November 2004, the FASB delayed until further notice the effective date of this issue. We do not expect any material impact of the disclosure requirements of EITF Issue 04-10 on our consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS 123R (revised 2004), “Share Based Payment.” SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for the company is for the first annual period beginning after June 15, 2005, i.e. our fiscal year ended March 31, 2007. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statement of operations.
      On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our results of operations and financial position when we adopt it in fiscal 2007.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.
Off-Balance Sheet Commitments
      Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space and certain software license agreements, and commitments to vendors related to non-cancelable purchase orders. Future payments due under these obligations as of March 31, 2005 are as follows:

	Payments Due by Period

		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Contractual obligations (000’s)
Operating lease obligations	$9,358	$2,089	$3,760	$2,497	$1,012
Purchase obligations	7,008	6,407	601	—	—
Minimum royalty payments	80	40	40	—	—
Cancellation fees	102	102	—	—	—

Total	$16,548	$8,638	$4,401	$2,497	$1,012

      Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct the company’s business. These leases are non-cancelable and expire at various dates through 2011. Certain of our facility leases include a provision to extend the lease term, including the lease for our primary headquarters and manufacturing facility in Fremont, California, which includes options to extend to February 2021. Our facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, generally market adjusted rates.
      Purchase Commitment and Cancellation Fees. In order to maintain a supply of inventory components based upon our expected product shipments, we regularly enter into purchase commitments for inventory, supplies and services with third party vendors. Generally the purchase commitments are non cancelable and we may not be able to renegotiate the delivery dates or total commitment. In certain instances we may pay a cancellation fee to cancel the purchase commitment. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provisions for any potential exposure related to inventory on order that may go unused based upon our current expectations.
      Minimum Royalty Payments. Minimum royalty payments represent the payment obligations for use of third party intellectual property, which will be due irrespective of product shipment volumes.
      We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the third party intellectual property. No amounts have been accrued in respect of the indemnification provisions as of March 31, 2005.
      Effective April 19, 2005, Therma-Wave entered into an exclusive representative agreement with Hermes-Epitek Corporation, under which Hermes-Epitek became an exclusive representative within certain countries to sell and service our Therma-Probe and Opti-Probe families of metrology products.
      Pursuant to the terms of this agreement, Hermes-Epitek will serve as the exclusive representative for our Therma-Probe and Opti-Probe metrology product lines for China, Malaysia, Singapore and Taiwan. Therma-Wave will pay Hermes-Epitek a commission on the sale of these products when the products are installed within one of the enumerated territories and where the sales process or purchasing decision was directly influenced by Hermes-Epitek. Additionally, Hermes-Epitek will provide our customers with technical support services for the products, including, among other things, installation services and qualification testing. The term of this agreement with Hermes-Epitek is twenty-four months, with a provision for automatic renewal for additional twelve-month terms.

Credit Facilities
      In June 2003, we entered into a loan and security agreement with Silicon Valley Bank, or SVB. The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States, or EXIM, guaranteed revolving line of credit. The bank credit facility allows us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (7.25% as of March 31, 2005). The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (7.50% as of March 31, 2005). We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of March 31, 2005, and 2004, we had $3.2 and $4.6 million, respectively, in outstanding letters of credit under this agreement. The credit facilities were to mature on June 11, 2005, but were renegotiated in June 2005 and extended for a period of two years.
      The SVB credit facility contains certain restrictive covenants, which among other requirements impose limitations with respect to the change of business location and ownership, incurrence of indebtedness, the payment of dividends, investments, mergers, acquisitions, consolidations and sales of assets. The Company is also required to satisfy certain financial tests under the credit facility including tests related to the Company’s quick ratio and profitability. As of March 31, 2005, the Company was in violation of the covenants of the credit facility agreement by delivering borrowing base certificates and reports on Forms 8-K filed with the Securities and Exchange Commission outside of the required reporting periods. The Company was also in violation of the profitability covenant as defined. All violated covenants were waived by SVB in June 2005.
      On June 10, 2005, the Company and Silicon Valley Bank entered into (i) an Amended and Restated Loan and Security Agreement, and (ii) a Streamline Facility Agreement, that renewed a $15.0 million revolving line of credit to the Company. The revolving line of credit can be used to (i) borrow funds for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. The Loan and Security Agreement also includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in the Company’s business, operations, or financial or other condition of the Company, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral. On June 11, 2007, the revolving line of credit matures and Silicon Valley Bank’s commitment to extend revolving loans these agreements terminates.

Inflation
      The impact of inflation on our business has not been material for the fiscal years ended March 31, 2005, 2004 and 2003.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. See also the discussion of forward-looking statements above.
Market Risk Related to Interest Rates and Foreign Currency
      We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.
Interest Rate Risk
      Our exposure to market risk from changes in interest rates relates to our cash investment portfolio. We do not use derivative financial instruments in our investment portfolio, which consists of only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have minimal cash flow exposure due to rate changes for cash and cash equivalents because interest income earned on our cash investments is considered immaterial. Our cash investment portfolio is invested at market interest rates.
      As of March 31, 2005, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
Foreign Currency Exchange Risks
      We are primarily a U.S. dollar functional currency entity. A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales. We have determined that the functional currency of our foreign operations is the local currency as our international operations incur most of their expenses in the local currency. Transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statements of operations. Foreign currency transaction gains (losses) are included in other income (expense), net in our consolidated statements of operations and were not material for all periods presented.
      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars leads to a translation gain or loss. The accumulated effects of foreign translation rate changes related to net assets located outside the U.S. are included as a component of stockholders’ equity. As of

March 31, 2005 and 2004 accumulated other comprehensive losses of $0.7 million consist of foreign currency translation adjustments, net of tax.
      We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.
      The following table illustrates net assets and costs and expenses for fiscal 2005 exposed to foreign currency risk:

			Other
			Foreign
	Japan	UK	Locations	Total

Assets, costs and expenses subject to foreign currency Risk as of March 31, 2005 ($000’s)
Net assets	$3,976	$667	$(121)	$4,522
Costs and expenses	3,875	2,514	6,865	13,254
Percentage of total costs and expenses	4%	3%	8%	15%

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Therma-Wave, Inc.:
      We have completed an integrated audit of Therma-Wave, Inc.’s (the “Company”) 2005 consolidated financial statements and of its internal control over financial reporting as of April 3, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Therma-Wave, Inc. and its subsidiaries at April 3, 2005 and March 28, 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Therma-Wave, Inc. did not maintain effective internal control over financial reporting as of April 3, 2005, because the Company did not maintain effective controls over intercompany accounts and over the review and approval of journal entries based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1. As of April 3, 2005, the Company did not maintain effective controls over intercompany accounts. Specifically, the Company did not have effective controls to ensure that intercompany account balances were reconciled timely and properly eliminated in consolidation in accordance with generally accepted accounting principles. This control deficiency did not result in an adjustment to the consolidated financial statements. However, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. As of April 3, 2005, the Company did not maintain effective controls over the documentation, review and approval of journal entries to allocate certain customer service and support costs between cost of revenues and selling, general and administrative expense. This control deficiency did not result in an adjustment to the consolidated financial statements. However, this control deficiency could result in a misstatement of the previously noted statement of operations’ accounts, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Therma-Wave Inc did not maintain effective internal control over financial reporting as of April 3, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Therma-Wave Inc. has not maintained effective internal control over financial reporting as of April 3, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
San Jose, California
June 27, 2005

THERMA-WAVE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,

	2005	2004

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,419	$23,899
Accounts receivable, net of allowances for doubtful accounts and returns of $715 and $907 at March 31, 2005 and 2004, respectively	15,678	14,772
Inventories	30,870	17,169
Other current assets	2,680	2,075

Total current assets	62,647	57,915
Property and equipment, net	2,976	4,564
Intangibles and other assets, net	1,950	1,803

Total assets	$67,573	$64,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,227	$7,420
Accrued liabilities	15,784	14,823
Deferred revenues	15,804	6,887

Total current liabilities	39,815	29,130
Non-current deferred revenues	1,425	1,815
Other long-term liabilities	370	1,073

Total liabilities	41,610	32,018

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 36,318,565 shares issued and outstanding at March 31, 2005; 35,498,025 shares issued and outstanding at March 31, 2004	363	355
Additional paid-in capital	334,352	335,012
Notes receivable from stockholders	(174)	(174)
Accumulated other comprehensive loss	(659)	(735)
Deferred stock-based compensation	(76)	(1,172)
Accumulated deficit	(307,843)	(301,022)

Total stockholders’ equity	25,963	32,264

Total liabilities and stockholders’ equity	$67,573	$64,282

The accompanying notes are an integral part of these consolidated financial statements.

THERMA-WAVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,

	2005	2004	2003

	(In thousands, except per share data)
Net revenues
Product	$60,930	$46,938	$28,515
Service and parts	20,331	18,371	20,705

Total net revenues	81,261	65,309	49,220
Cost of revenues (including stock-based compensation expense (benefit) of $(120), $168 and $33)
Product	30,174	24,645	36,084
Service and parts	14,446	13,855	18,977

Total cost of revenues	44,620	38,500	55,061

Gross profit (loss)	36,641	26,809	(5,841)

Operating expenses:
Research and development (excluding stock-based compensation expense (benefit) of $(233), $706 and $967)	17,559	18,710	29,230
Selling, general and administrative (excluding stock-based compensation expense of $54, $444 and $717)	25,450	22,958	26,071
Impairment of goodwill and other intangible assets	—	—	67,408
Restructuring, severance and other	347	1,938	4,293
Stock-based compensation expense (benefit)	(179)	1,150	1,684

Total operating expenses	43,177	44,756	128,686

Operating loss	(6,536)	(17,947)	(134,527)

Other income (expense):
Interest expense	(28)	(76)	(161)
Interest income	205	160	946
Other, net	—	(230)	138

Total other income (expense), net	177	(146)	923

Loss before provision for income taxes	(6,359)	(18,093)	(133,604)
Provision for income taxes	462	—	—

Net loss	$(6,821)	$(18,093)	$(133,604)

Net loss per share:
Basic and Diluted	$(0.19)	$(0.56)	$(4.69)

Weighted average common shares outstanding:
Basic and Diluted	35,912	32,387	28,500

The accompanying notes are an integral part of these consolidated financial statements.

THERMA-WAVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Notes	Accumulated
	Common Stock		Additional	Treasury Stock		Receivable	Other	Deferred
			Paid-In			from	Comprehensive	Stock	Accumulated		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Compensation	Deficit	Total	(Loss)

	(In thousands, except per share data)
Balance at March 31, 2002	29,090,118	$291	$321,466	—	$—	$(200)	$(1,790)	$(2,943)	$(149,325)	$167,499
Net loss	—	—	—	—	—	—	—	—	(133,604)	(133,604)	$(133,604)
Currency translation adjustments, net of tax	—	—	—	—	—	—	456	—	—	456	456

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(133,148)

Receipts from stockholders	—	—	—	—	—	4	—	—	—	4
Repurchase of common stock	—	—	—	(447,500)	(938)	—	—	—	—	(938)
Issuance of common stock under ESPP	205,706	2	455	147,314	411	—	—	—	—	868
Issuance of common stock under stock option plans	24,246	—	136	—	—	—	—	—	—	136
Issuance of treasury stock for payment of consulting services	—	—	(40)	30,675	90	—	—	—	—	50
Issuance of common stock for the exercise of warrants	39,956	—	150	—	—	—	—	—	—	150
Adjustment to deferred stock-based compensation due to reduction in work force	—	—	(119)	—	—	—	—	119	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,717	—	1,717

Balance at March 31, 2003	29,360,026	$293	$322,048	(269,511)	$(437)	$(196)	$(1,334)	$(1,107)	$(282,929)	$36,338
Net loss	—	—	—	—	—	—	—	—	(18,093)	(18,093)	$(18,093)
Currency translation adjustments, net of tax	—	—	—	—	—	—	599	—	—	599	599

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(17,494)

Receipts from stockholders	—	—	—	—	—	22	—	—	—	22
Issuance of common stock under private offering	5,800,000	58	11,670	—	—	—	—	—	—	11,728
Issuance of common stock under ESPP	244,098	3	(223)	266,854	434	—	—	—	—	214
Issuance of common stock under stock option plans	93,901	1	134	2,657	3	—	—	—	—	138
Issuance of common stock for the exercise of warrants	—	—	—	—	—	—	—	—	—	—
Adjustment to deferred stock-based compensation due to reduction in work force	—	—	(260)	—	—	—	—	260	—	—
Deferred stock- based compensation expense resulting from the variable accounting treatment for stock options	—	—	1,643	—	—	—	—	(1,643)	—	—
Amortization of deferred stock-based compensation related to the variable accounting treatment for stock options	—	—	—	—	—	—	—	737	—	737
Amortization of deferred stock-based compensation related to Sensys acquisition	—	—	—	—	—	—	—	581	—	581

Balance at March 31, 2004	35,498,025	$355	$335,012	—	$—	$(174)	$(735)	$(1,172)	$(301,022)	$32,264

THERMA-WAVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

						Notes	Accumulated
	Common Stock		Additional	Treasury Stock		Receivable	Other	Deferred
			Paid-In			from	Comprehensive	Stock	Accumulated		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Compensation	Deficit	Total	(Loss)

	(In thousands, except per share data)
Net loss	—	—	—	—	—	—	—	—	(6,821)	(6,821)	$(6,821)
Currency translation adjustments, net of tax	—	—	—	—	—	—	76	—	—	76	76

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(6,745)

Issuance of common stock under private offering	—	—	(6)	—	—	—	—	—	—	(6)
Issuance of common stock under ESPP	640,764	6	506	—	—	—	—	—	—	512
Issuance of common stock under stock option plans	176,437	2	223	—	—	—	—	—	—	225
Issuance of common stock for the exercise of warrants	3,339	—	12	—	—	—	—	—	—	12
Adjustment to deferred stock-based compensation due to reduction in work force	—	—	(1,412)	—	—	—	—	1,412	—	—
Deferred stock- based compensation expense resulting from the variable accounting treatment for stock options	—	—	185	—	—	—	—	(185)	—	—
Amortization of deferred stock-based compensation related to the variable accounting treatment for stock options	—	—	—	—	—	—	—	(542)	—	(542)
Amortization of deferred stock-based compensation related to Sensys acquisition	—	—	(168)	—	—	—	—	411	—	243

Balance at March 31, 2005	36,318,565	$363	$334,352	—	$—	$(174)	$(659)	$(76)	$(307,843)	$25,963

The accompanying notes are an integral part of these consolidated financial statements.

THERMA-WAVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,

	2005	2004	2003

	(In thousands)
Operating activities:
Net loss	$(6,821)	$(18,093)	$(133,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,679	4,221	5,913
Amortization of intangible assets	758	2,548	1,497
Stock-based compensation expense (benefit)	(299)	1,318	1,717
Impairment of goodwill and other intangible assets	—	—	67,409
Provision (credit) for doubtful accounts receivable and returns	(192)	(646)	(471)
Provision for excess and obsolete inventories	5,089	5,200	9,605
Loss on disposal of property and equipment	15	473	588
Loss on abandonment of leased facilities	—	—	651
Loss on sale of an investment	—	125	—
Issuance of treasury stock in connection with payment of consulting services	—	—	50
Changes in operating assets and liabilities:
Accounts receivable	(714)	(304)	2,284
Inventories	(18,790)	(223)	2,926
Other assets	(1,011)	901	2,222
Accounts payable	807	5,272	(4,149)
Accrued and other liabilities	258	(1,240)	(833)
Deferred revenues	8,527	(2,436)	1,645

Net cash used in operating activities	(9,694)	(2,884)	(42,550)

Investing activities:
Purchases of property and equipment	(1,106)	(254)	(1,464)
Sales of short-term investments	—	—	12,575
Proceeds from sale of an investment	—	375	—
Purchase of patents	(499)	(798)	(946)

Net cash provided by (used in) investing activities	(1,605)	(677)	10,165

Financing activities:
Restricted cash	—	1,064	(1,064)
Proceeds from issuance of common stock	743	12,080	1,154
Proceeds from note receivable from stockholders	—	22	4
Purchase of treasury stock	—	—	(938)
Repayment of long-term debt	—	—	(16)

Net cash provided by (used in) financing activities	743	13,166	(860)

Effect of exchange rates on cash	76	599	456

Net increase (decrease) in cash and cash equivalents	(10,480)	10,204	(32,789)
Cash and cash equivalents at beginning of year	23,899	13,695	46,484

Cash and cash equivalents at end of year	$13,419	$23,899	$13,695

Supplementary disclosures:
Cash paid for interest	$10	$4	$75

Cash paid for income taxes	$360	$9	$124

The accompanying notes are an integral part of these consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Description of Business
      Therma-Wave, Inc. (the “Company”), a Delaware corporation, develops, markets, manufactures and services process control metrology systems for use in the manufacture of semiconductors. These systems are based on our proprietary thermal wave and optical technologies. The Company markets and sells its products worldwide to major semiconductor manufacturers.
      Our primary products are metrology tools used in the semiconductor manufacturing process. While such products include operating software, the software is incidental to the product’s functionality. Therma-Wave does not market or otherwise sell software separately.

Basis of Presentation
      The consolidated financial statements include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Our fiscal year is a 52 to 53-week year ending on the Sunday closest to March 31 of each year. Fiscal years 2005, 2004 and 2003 ended on April 3, 2005, March 28, 2004 and March 30, 2003, respectively. For convenience, the accompanying financial statements have been captioned as March 31 of each fiscal year.

Revenue Recognition
      Effective April 1, 2000, we changed our method of accounting for revenue recognition in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” In December 2003, the SEC issued Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition”, which superceded SAB 101. SAB 104 is a codification of other revenue recognition pronouncements and in substance does not change SAB 101. The adoption of SAB 104 did not have a material effect on our revenue recognition policy. Revenues are recognized when the contractual obligations have been performed, title and risk of loss have passed to the customer, collectability of the sales price has been reasonably assured, the sales price is fixed or determinable and, if applicable, customer final acceptance has been obtained.
      Freight terms of sales are normally ExWorks or FOB shipping point unless otherwise negotiated and agreed in written form between our customers and us. Shipments typically are made in compliance with shipment requirements specified in our customer’s purchase order.
      We sell systems and services (parts, billable service calls, maintenance contracts) related to our metrology products. Some of our sales contracts include multiple revenue-generating activities. Accordingly, we apply EITF 00-21 to determine the separate units of accounting at the inception of revenue arrangements that contain multiple revenue-generating activities and also as each item in the arrangement is delivered. Thereafter, depending on the nature of the deliverable(s) composing a unit of accounting, and the corresponding revenue recognition conventions, we recognize revenues when realized and earned for each unit of accounting when all of the following general revenue recognition criteria are satisfied:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	Our price to the buyer is fixed or determinable, and

•	Collectability is reasonably assured.
      Specifically, systems sales are accounted for as multiple-element arrangement sales consisting of the sale of the system and provision of post-shipment services to install the system such that it meets the customer-

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
specified objective criteria. Per EITF 00-21, revenues related to the system sale are recognized separately from revenues related to the post-shipment installation services. In order to evidence that customer-specific acceptance provisions have been met following completion of post-shipment services, we obtain a Final Acceptance Certificate signed by both the customer and us.
      Pursuant to EITF 00-21, we allocate the system sales contract value between the sale of the system and the post-shipment services sale. The total arrangement consideration is fixed and determinable.
      Payment terms for the sales contract value vary and are occasionally 100% payable upon shipment, but most often are bifurcated such that a significant percentage (usually 80% or more) of the sales contract value is payable upon shipment and the remainder is payable upon the completion and acceptance of post-shipment services as evidenced by the Final Acceptance Certificate. The amount payable upon the completion of the post-shipment services is contingent on delivery of those services.
      We apply the general revenue recognition criteria of SAB 104 (persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed and determinable, collectability is reasonably assured) as discussed further below, including specifically the customer acceptance determinations described in SAB 104 Topic 13 A3 (b), to determine when its revenues are realized and earned.
      Persuasive evidence of an arrangement exists: Our normal and customary business practice is to require a signed customer purchase order, or to enter into a written sales agreement that requires the signatures of our authorized representative and an authorized representative of our customer to be binding. The agreement must be signed by both parties prior to the end of a fiscal period for revenues to be recognized in that fiscal period.
      Delivery has occurred or services have been rendered: We ensure that there is objective evidence that delivery has occurred, such as freight documentation for systems and spare parts shipped, prior to recognizing revenues. The Final Acceptance Certificate evidences delivery of post-shipment services. Service contract revenues are recognized ratably over the time period covered by the service contract. Receipt of services on a time and materials basis are evidenced by the customer’s signature on a report of the services received.
      The seller’s price to the buyer is fixed or determinable: We do not recognize revenues unless the sales price is fixed or determinable. If the sales contract includes a customer-specific right of return for cash, credit or refund (which is not part of our standard terms and conditions of sale, except for spare parts, and happens very infrequently), that right of return is evaluated in light of SAB 104 Topic 13 A3 (b) to determine if revenues at shipment should be deferred until the right of return has expired. Based on the outcome of that determination, revenues may not be recognized until the right of return for cash, credit or refund has expired, such that the seller’s price to the buyer is fixed or determinable.
      Collectability is reasonably assured: We recognize revenues only if we have reasonable assurance that the revenues are collectible.
      Significant terms of our arrangements with our customers, resellers and distributors usually include:

a. Systems are also sold through resellers. We account separately for the services provided by the resellers, including sales services and any post-shipment services that the resellers may be contractually obligated to provide per the terms of the specific sales contract.

b. We offer a standard product warranty of one year, normally, beginning on the date of customer final acceptance. Additional periods of warranty are sometimes included in the price of the system sale or sold separately. When service coverage outside the one-year warranty is included in the price of the system sale, we defer the fair market value of that service coverage as a liability for deferred service contract revenues, and recognize those revenues ratably over the service delivery time periods applicable to the contract.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c. Revenues are not recognized for shipments of systems under trial and evaluation agreements.

d. Payment terms usually are net 30 to net 60 days. In rare circumstances, we agree to extended payments terms greater than 60 days. In those instances, generally involving foreign sales, revenue recognition is deferred until payment is received.
      When post-shipment service revenues are deferred, we defer the cost of these services and recognize them as expenses at the time the related revenues are recognized. In general, costs of undelivered elements related to post-shipment installation services consist primarily of labor and overhead. At the time of installation, which generally occurs within the first two to four weeks following shipment, installation labor and overhead is incurred and charged to cost of sales. Since these costs relate to the post-shipment service revenues that are deferred at shipment, an estimate of these costs is credited to cost of sales at shipment and deferred as deferred installation costs. These costs are recognized as cost of revenues at the time when the related post-shipment service revenues are recognized.
      Systems revenues on newly introduced products are deferred at shipment and recognized only upon customer acceptance assuming all other revenue recognition criteria have been met. Systems revenues are also deferred when the customer has the right to return the product for credit. In such cases, systems revenues are not recognized until all of the following conditions have been evidenced after the customer’s purchase order has been fulfilled: the right of return has expired and any potential returns would require authorization by our company under warranty provisions; the price of the sales is fixed or determinable; the payment terms are fixed and enforceable; and collectability is reasonably assured.
      Service and Parts Revenues. We derive service and parts revenues from three primary sources — sale of spare parts, service contracts and service labor. Revenues on the sale of spare parts are recognized when title and risk of loss have transferred to the customer and collectability of the sales price has been reasonably assured. Revenues on service contracts are deferred and recognized on a straight-line basis over the period of the contract. Revenues on time and material services performed are recognized when the services are completed, collectability of the sales price has been reasonably assured and, if applicable, customer final acceptance has been obtained.
      Therma-Wave’s service and parts revenues are derived from the maintenance and repair of our metrology products. These revenues are derived either from performance of maintenance service, direct sales of parts, or service contracts, which are normally one year in duration. Revenues for parts sales are recognized upon shipment assuming that all of the four general revenue recognition criteria described in SAB 104 Topic 13 A1 are met. Revenues are recognized on billable service calls based on the completion of services. Revenues related to time-based service contracts are recognized on a pro-rata basis over the life of the service contracts.

Allowances for Doubtful Accounts Receivable and Returns
      We utilize estimates when evaluating our allowance for doubtful accounts receivable and potential returns for credit. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, any specific customer collection issues that we have identified, and the aging of the accounts receivable. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

Liquidity
      The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We reported net losses of $6.8 million, $18.1 million and

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$133.6 million in fiscal years ended March 31, 2005, 2004 and 2003, respectively, and cash used in operations of $9.7 million, $2.9 million and $42.6 million in those respective years. Due to the continued instability in the semiconductor industry and the related instability in the semiconductor capital equipment industry, uncertain economic conditions worldwide, and other factors, we cannot predict how long we will incur further losses or whether we will become profitable again. Moreover, in part due to these downturns, for the year ended March 31, 2003, we recorded $81.3 million for the write off of goodwill and other intangible assets, inventory provision, restructuring, severance and other costs related to reductions in work force. We cannot assure you that our business will not continue to decline or when or if performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern.
      Our principal sources of funds have been and are anticipated to be cash on hand ($13.4 million unrestricted as of March 31, 2005), cash flows from operating activities (if any), borrowings under our bank credit facilities (if available; see discussion of Material Adverse Change Clause in Note 4) and the sales of common stock, preferred stock or other securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.
      Failure to raise additional funds may adversely affect the company’s ability to achieve its intended business objectives. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
      Subsequent to the end of fiscal year 2005, we implemented a restructuring and reduced our North American headcount by approximately 6 percent to bring operating expenses closer in line with our revenue projections. We also signed an exclusive representation agreement with Hermes-Epitek Corporation to serve as an exclusive representative in Taiwan, China, Singapore and Malaysia to sell and service our Therma-Probe and Opti-Probe family of metrology products. We believe that this agreement will give us a more flexible cost structure for the Asia-Pacific region. We intend to take other actions, yet to be fully defined, to further reduce our operating expense structure and to provide additional cash to meet our operating needs. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available to us or that such financing will be on terms satisfactory to us.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Percentage of
	Net Revenues

	Fiscal Years Ended
	March 31,

	2005	2004	2003

Customers Over Ten Percent of Net Revenues
Taiwan Semiconductor Manufacturing Company	15%	16%	—%
Intel Corporation	12%	14%	13%
Samsung	10%	—%	—%
Tokyo Electron, Ltd.	—%	12%	—%
Raytec Corp.(1)	—%	10%	—%

Total	37%	52%	13%

(1)	Raytec Corp. was formally a subsidiary of Seki Technotron, our distributor for Japan.
      Accounts receivable from two customers accounted for approximately 19% and 10%, respectively, of total accounts receivable at March 31, 2005. Accounts receivable from two customers accounted for approximately 35% and 15%, respectively, of total accounts receivable at March 31, 2004.
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

Foreign Currency Translations and Transactions
      We are primarily a U.S. dollar functional currency entity. A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales. We have determined that the functional currency of our foreign operations is the local currency as our international operations incur most of their expenses in the local currency. Transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statements of operations. Foreign currency transaction gains (losses) are included in other income (expense), net in our consolidated statements of operations and were not material for all periods presented.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars leads to a translation gain or loss. The accumulated effects of foreign translation rate changes related to net assets located outside the U.S. are included as a component of stockholders’ equity. As of March 31, 2005 and 2004 accumulated other comprehensive losses of $0.7 million consist of foreign currency translation adjustments, net of tax.

Cash and Cash Equivalents
      We maintain our cash in depository accounts, money market accounts and commercial paper through Silicon Valley Bank, our primary financial institution. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories
      Inventories are stated at the lower of standard cost, approximating actual cost, or market. Cost is determined by the first-in, first-out method. During the fiscal years ended March 31, 2005, 2004 and 2003, respectively, we recorded charges of $5.1 million, $5.2 million and $9.6 million, respectively, to write off the value of obsolete and excess inventory. These charges were included in cost of revenues. In the fiscal years ended March 31, 2005, 2004 and 2003 we recognized benefits of $7.2 million, $10.6 million and $1.0 million related to inventory that had been previously written-off.

Property and Equipment
      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, generally three to five years. The Company’s policy is to depreciate machinery, laboratory and test equipment over three years, and to depreciate office furniture and fixtures and capitalized software over five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms. Depreciation and amortization expense on property and equipment for fiscal years 2005, 2004 and 2003 was $2.7 million, $4.2 million and $5.9 million, respectively.

Goodwill, Intangibles and Other Assets, Net
      Included in other assets is the value of our patent portfolio, stated at cost, net of accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the patents, generally five years. Amortization on our patent portfolio for fiscal years, 2005, 2004 and 2003 was $0.8 million, $0.7 million and $0.6 million respectively.
      We obtained certain intangible assets in the acquisition of Sensys Instruments Corporation, or Sensys. These intangible assets included developed technology, a development contract and a trade name and were being amortized on a straight-line basis over the estimated useful lives of two to five years. We have adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” We conducted impairment reviews of goodwill and other intangible assets in fiscal 2004 and in fiscal 2003. For fiscal years 2004 and 2003, we recorded intangible asset amortization expense (excluding patents) of $1.8 million and $0.9 million, respectively.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets
      We performed a review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of March 31, 2005, due to decline in the Company’s stock price, we performed SFAS No. 144 impairment analysis of the long-lived assets and concluded that no write-offs are necessary. As part of the cost reduction efforts in fiscal 2003, the Company abandoned two of its leased facilities. Leasehold improvements for the abandoned facilities and fixed assets disposed along with the restructuring totaling $0.5 million were written-off in the fourth quarter of fiscal 2003 as it was determined that the carrying amount of these assets exceeded the estimated future cash flows from the use of these assets.

Deferred Executive Compensation Plan
      In fiscal 2000, we established a deferred executive compensation plan. The Company had recognized the amounts payable to participants as non-current liabilities. As of March 31, 2005 the Company had terminated its deferred executive compensation plan and distributed all assets to the participants. As of March 31, 2004, 17 participants held $0.5 million in our deferred executive compensation plan, which was distributed in December 2004.

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

Reclassifications
      Certain prior year amounts in the consolidated financial statements have been changed to conform to current period classifications. Such reclassifications had no impact on reported net loss for any of the periods presented.

Stock-Based Compensation
      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation.” As allowed by the provisions of SFAS No. 123, the Company has continued to apply Accounting Principles Board Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost because the exercise price of stock options equals the market price of the underlying stock at the date of option grant. The Company adopted the disclosure provisions of SFAS No. 123. In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25.” The Company has adopted the provisions of FIN 44, and such adoption did not materially impact the Company’s results of operations. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” The statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 148.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans and employee stock purchase plan, consistent with the methodology prescribed under SFAS No. 123, our pro forma net loss and pro forma net loss per share under SFAS No. 123 would have been:

	Fiscal Years Ended March 31,

	2005	2004	2003

	(In thousands, except per share data)
Pro forma Net Loss Under SFAS No. 123
Net loss (in thousands)
As reported	$(6,821)	$(18,093)	$(133,604)
Add: Stock-based employee compensation expense (benefit) included in the determination of net loss, net of tax, as reported	(299)	1,318	1,717
Deduct: Stock-based employee compensation expense as determined using the fair value method	(4,009)	(4,459)	(6,233)

Pro forma net loss	$(11,129)	$(21,234)	$(138,120)

Basic and diluted loss per share
As reported	$(0.19)	$(0.56)	$(4.69)
Pro forma	$(0.31)	$(0.66)	$(4.85)

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

Advertising Costs
      We expense advertising and promotional costs as they are incurred.

Recently Issued Accounting Standards
      In October 2004, the FASB approved EITF Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” which addresses an issue in the application of paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. In November 2004, the FASB delayed until further notice the effective date of this issue. We do not expect any material impact of the disclosure requirements of EITF Issue 04-10 on our consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS 123R (revised 2004), “Share Based Payment.” SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for the Company is for the first annual period beginning after June 15, 2005, i.e. our fiscal year ended March 31, 2007. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statement of operations.
      On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our results of operations and financial position when we adopt it in fiscal 2007.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Balance Sheet Components

	March 31,

	2005	2004

	(In thousands)
Inventories:
Purchased materials	$11,339	$6,066
Systems in process	9,700	8,158
Finished systems	4,537	1,981
Inventory at customer locations	5,294	964

Total inventories	$30,870	$17,169

	March 31,

	2005	2004

	(In thousands)
Property and equipment:
Laboratory and test equipment	$4,659	$6,014
Office furniture and equipment	10,802	10,100
Machinery and equipment	709	819
Leasehold improvements	8,649	8,612

Total property and equipment	24,819	25,545
Accumulated depreciation and amortization	(21,843)	(20,981)

Total property and equipment, net	$2,976	$4,564

      During the fiscal year ended March 31, 2005, the Company disposed of equipment having a gross value of $1.8 million and accumulated depreciation of $1.8 million.

	March 31,

	2005	2004

	(In thousands)
Accrued liabilities:
Accrued compensation and related expenses	$3,352	$2,368
Accrued warranty costs	1,656	1,731
Commissions payable	1,830	893
Income taxes payable	4,972	4,870
Restructuring liabilities	178	220
Other accrued liabilities	3,796	4,741

Total accrued liabilities	$15,784	$14,823

3.	Net Loss Per Share
      We have adopted the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires us to report both basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding excluding contingently assumable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth the computation of net loss per share of common stock:

	Fiscal Years Ended March 31,

	2005	2004	2003

	(In thousands)
Numerator:
Net loss	$(6,821)	$(18,093)	$(133,604)

Denominator:
Weighted shares outstanding used for basic and diluted loss per share	35,912	32,387	28,500

      The following table summarizes securities outstanding, in absolute number, as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

	March 31,

	2005	2004	2003

	(In thousands)
Common stock held in escrow	—	—	541
Stock options	6,172	5,532	5,756
Warrants	47	79	79
      The stock options outstanding at March 31, 2005, 2004 and 2003 that we excluded from the above calculation, had a weighted average exercise price of $3.66, $3.81 and $8.27, respectively. The warrants outstanding at March 31, 2005, 2004 and 2003 that we excluded from the above calculation, had a weighted average exercise price of $3.82, $3.68 and $3.68, respectively.

4.	Financing Arrangements
      In June 2003, we entered into a loan and security agreement with Silicon Valley Bank, (SVB). The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States, or EXIM, guaranteed revolving line of credit. The bank credit facility allows us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (7.25% as of March 31, 2005). The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (7.50% as of March 31, 2005). We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but un-reimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of March 31, 2005 and 2004, we had $3.2 and $4.6 million, respectively, in outstanding letters of credit under this agreement. The credit facilities were to mature on June 11, 2005, but were renegotiated in June 2005 and extended for a period of two years.
      The SVB credit facility contains certain restrictive covenants, which among other requirements impose limitations with respect to the change of business location and ownership, incurrence of indebtedness, the payment of dividends, investments, mergers, acquisitions, consolidations and sales of assets. The Company is also required to satisfy certain financial tests under the credit facility including tests related to the Company’s quick ratio and profitability. As of March 31, 2005, the Company was in violation of the covenants of the credit facility agreement by delivering borrowing base certificates and reports on Forms 8-K filed with the Securities and Exchange Commission outside of the required reporting periods. The Company was also in violation of the profitability covenant, as defined. All violated covenants were waived by SVB in June 2005.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 10, 2005, the Company and Silicon Valley Bank entered into (i) an Amended and Restated Loan and Security Agreement, and (ii) a Streamline Facility Agreement, that renewed a $15.0 million revolving line of credit to the Company. The revolving line of credit can be used to (i) borrow funds for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. The Loan and Security Agreement also includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in the Company’s business, operations, or financial or other condition of the Company, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral. On June 11, 2007, the revolving line of credit matures and Silicon Valley Bank’s commitment to extend revolving loans these agreements terminates.

5.	Income Taxes
      The domestic and foreign components of income (loss) before provision for income taxes are as follows:

	Fiscal Years Ended March 31,

	2005	2004	2003

	(In thousands)
Domestic and foreign components of income (loss) before provision for income taxes:
Domestic	$(6,474)	$(16,999)	$(133,142)
Foreign	115	(1,094)	(462)

Total	$(6,359)	$(18,093)	$(133,604)

      The components of the provision for income taxes are as follows:

	Fiscal Years Ended March 31,

	2005	2004	2003

	(In thousands)
Components of the provision for income taxes:
Current:
Federal	$—	$—	$—
State	11	—	—
Foreign	451	—	—

Total current	$462	$—	$—

      A reconciliation between the U.S. federal statutory rate and the effective tax rate reflected in the statements of operations is as follows:

	Fiscal Years Ended March 31,

	2005	2004	2003

Reconciliation of US federal statutory rate to the effective tax rate:
Provision at federal statutory rate	35%	35.0%	35.0%
State taxes, net of Federal benefit	2.8	2.8	2.8
Change in valuation allowance	(40.2)	(30.7)	(19.5)
Non-deductible expenses	(1.0)	(3.0)	(18.1)
Other	(3.9)	(4.1)	(0.2)

Total	(7.3)%	—%	—%

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Fiscal Years Ended March 31,

	2005	2004

	(In thousands)
Tax effects of temporary differences:
Deferred tax assets:
Accrued costs and expenses	$14,681	$14,875
Depreciation and amortization	2,810	2,337
Other	1,042	743
Net operating loss and tax credit carryforwards	36,197	34,653

Total gross deferred tax assets	54,730	52,607
Less: valuation allowance	(54,730)	(52,607)

Total deferred tax assets	$—	$—

      As of March 31, 2005 and 2004, the Company concluded that it is more likely that its net deferred tax assets would not be realized through generation of future taxable income. Accordingly, the Company provided a full valuation allowance for all periods presented. The net changes in the total valuation allowance for the years ended March 31, 2005 and 2004 were $2.1 and $5.5 million, respectively.
      At March 31, 2005, we had federal and state net operating losses of $95.1 million and $20.1 million, respectively. The federal and state net operating losses will begin to expire at various dates through 2025 and 2015, respectively.
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
      At March 31, 2005, we had federal and state research and development tax credits of $558,000 and $800,000, respectively. The federal research and development tax credits will expire at various dates through 2024, while the state research tax credits may be carried forward indefinitely.

6.	Commitments and Contingencies
      We lease our facilities under non-cancelable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. We are required pursuant to the terms of facility leases to maintain two standby letters of credit in amounts of $1.25 million on the primary headquarters and manufacturing facility at 1250 Reliance Way, Fremont, California and $0.1 million on a facility on Kato Road, also in Fremont. The letter of credit on the Reliance Way facility will be reduced to $0.5 million in February 2006.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense was approximately $2.2 million, $2.2 million, and $2.7 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. At March 31, 2005, future minimum lease payments under non-cancelable operating leases (facilities and equipment leases) are as follows, net of subleases:

	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Contractual obligations
By Fiscal Year March 31:
Operating lease obligations	$2,089	$1,986	$1,774	$1,297	$1,200	$1,012	$9,358

      Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct the Company’s business. These leases are non-cancelable and expire at various dates through 2011. Certain of our facility leases include a provision to extend the lease term, including the lease for our primary headquarters and manufacturing facility in Fremont, California, which includes options to extend to February 2021. Our facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, generally market adjusted rates.
      On August 12, 2004, we entered into an agreement with a third party involving a mutual exchange of intellectual property rights, effective July 1, 2004. The mutual exchange of intellectual property rights was the settlement of potential patent litigation between the two parties to the agreement. During the term of the agreement, until either the patents involved expire or the Company stops using that technology, Therma-Wave agreed to pay a royalty of $50,000 for each stand-alone tool shipped by Therma-Wave that uses scatterometry to perform CD measurements and $12,500 for each integrated tool on behalf of a scatterometry product sold. These royalties are adjustable annually for increases in the consumer price index. Amounts due under the agreement have been paid or accrued as liabilities and charged to cost of sales or pre-paid royalties included in other current assets, as appropriate, as of March 31, 2005.
      Effective April 19, 2005, Therma-Wave entered into an exclusive representative agreement with Hermes-Epitek Corporation, under which Hermes-Epitek became an exclusive representative in certain countries to sell and service our Therma-Probe and Opti-Probe families of metrology products.
      Pursuant to the terms of this agreement, Hermes-Epitek will serve as the exclusive representative for our Therma-Probe and Opti-Probe metrology product lines for China, Malaysia, Singapore and Taiwan. Therma-Wave will pay Hermes-Epitek a commission on the sale of these products when the products are installed within one of the enumerated territories and where the sales process or purchasing decision was directly influenced by Hermes-Epitek. Additionally, Hermes-Epitek will provide our customers with technical support services for the products, including, among other things, installation services and qualification testing. The term of this agreement is twenty-four months, with a provision for automatic renewal for additional twelve-month terms.

Indemnification
      We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property of a third party. No amounts have been accrued in respect of the indemnification provisions at March 31, 2005, nor have we incurred any losses under such indemnification during the periods covered in this report.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings
      There are currently no material legal proceedings pending against us. We may be required to initiate additional litigation in order to enforce any patents issued to or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, we may be subject to additional lawsuits by third parties seeking to enforce their intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed above in the prior risk factor, could subject us to significant liabilities or require us to cease using third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

7.	Restructuring, Severance and Other Costs
      The following table summarizes the changes in restructuring, severance and other costs during fiscal 2005 and 2004:

	Liability as			Liability as
	of March 31,			of March 31,
	2004	Provision	Payments	2005

	(In thousands)
Restructuring severance and other costs incurred
Consolidation of facilities	$220	$347	$(389)	$178

	Liability as			Liability as
	of March 31,			of March 31,
	2003	Provision	Payments	2004

	(In thousands)
Restructuring severance and other costs incurred
Severance and workforce reduction	$558	$1,772	$(2,330)	$—
Consolidation of facilities	662	82	(524)	220
Other costs	134	84	(218)	—

Total	$1,354	$1,938	$(3,072)	$220

      During fiscal 2005, we recorded $0.3 million in charges related to restructuring, severance and other costs. The additional $0.3 million was recorded as leased facility charges during the first quarter of fiscal 2005 when we changed our estimates of potential sublease income and the sublease date on a previously vacated facility in Santa Clara. The $0.3 million charge reflects the difference between the estimated sublease income and the actual sublease income for this facility. The lease on this facility will expire on March 31, 2006. If facilities rental rates continue to decrease in this market or if it takes longer than expected to sublease these facilities, the maximum amount by which the actual loss could exceed the liability as of March 31, 2005 is $0.1 million. During fiscal 2004, we recorded $1.9 million in charges related to restructuring, severance and other costs. Of this amount, $1.8 million relates to reductions in force in April and October 2003 of approximately 39 and 22 employees, respectively. An additional $0.1 million was recorded as leased facility charges during the second quarter of 2004 when we entered into a sublease on a previously vacated facility. The $0.1 million charge reflects the difference between the estimated sublease income and the actual sublease income for this facility. As of the end of fiscal 2004, liabilities that we had accrued for severance and other costs had been paid out in full.
      On April 8, 2005, the Company adopted a restructuring plan aimed at increasing the Company’s operating efficiency and reducing corporate expenses. The Company reduced the number of separate internal operating groups from 11 to 6 through a streamlining of its corporate structure. The Company eliminated

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately 6 percent of its North American workforce. The charge in connection with the restructuring plan is expected to be approximately $0.6 million, related to severance and related costs, and is anticipated to be recorded during the Company’s first quarter of fiscal 2006, ending July 3, 2005. We expect that the restructuring plan will result in cash expenditures of approximately $0.6 million in the Company’s first quarter of fiscal 2006.
      On April 19, 2005, the Company adopted a plan to restructure its Asian operations. In connection with such restructuring plan, the Company will incur severance and related charges, charges in connection with the cancellation of leases and write-offs for certain fixed assets. The charges in connection with the restructuring plan are expected to be in the range of $0.5 million to $1.0 million and will be recorded during the Company’s fiscal first and second quarters of 2006. We expect the restructuring plan will result in cash expenditures of approximately $0.5 million to $0.85 million in the Company’s fiscal first and second quarters of 2006.

Severance and Workforce Reduction
      In April and October 2003, the Company reduced its workforce by approximately 39 and 22 employees, respectively, across all functional areas. Severance and related employee benefit costs related to the reduction in force amounted to $1.8 million, including severance paid to employees at the time of their separation, related taxes and benefits, and third party outplacement costs. The Company had paid out all funds due under its workforce reduction program as of the end of the fiscal year 2004.

Consolidation of Excess Facilities
      The Company incurred a $0.7 million restructuring charge in fiscal 2003 for two excess facilities leased by Sensys in Santa Clara, California. The lease obligations on one of these facilities ended in fiscal year 2005. The Company also vacated a third facility on Kato Road for which it did not incur a restructuring charge due to ongoing use of the facility for storage purposes. The remaining lease obligation on the remaining vacated facility in Santa Clara that is non-cancelable, net of the estimated income from subleasing the facility, is estimated to be approximately $0.2 million. The income from subleasing these facilities is estimated based upon current comparable rates for leases in the applicable market. If facilities rental rates decrease in the market, or if it takes longer than expected to sublease the facility, the actual loss could exceed the liability as of March 31, 2005 by $0.1 million. During fiscal 2004, $0.1 million was recorded as additional leased facility charges when we entered into a sublease on one of the original two excess facilities. The $0.1 million charge reflects the difference between the estimated sublease income and the actual sublease income for this facility.

Other costs
      At March 31, 2003, other costs of $0.1 million related to reduction in force programs such as security service, counseling services and COBRA were included in the restructuring, severance and other costs accrued balance. As of the end of fiscal 2004, all accrued liabilities related to other costs of workforce reduction had been paid.

8.	Warranty Accrual
      Under its warranty obligations, the Company is required to repair or replace defective products or parts, generally at a customer’s site, during the warranty period at no cost to the customer. The warranty period is normally one year from system final acceptance. At the time of systems shipment, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. The actual warranty costs may differ from historical experience, and in those cases, the

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company adjusts its warranty accrual accordingly. Changes in the warranty accrual during fiscal 2005 and 2004 are summarized as follows:

		Provisions for
		Warranties	Settlements of
	Beginning	Issued During	Pre-Existing	Ending
	Balance	the Period	Warranties	Balance

	(In thousands)
Warranty Accrual
Fiscal year as of and for the year ended March 31, 2005	$1,731	$1,629	$(1,704)	$1,656

Fiscal year as of and for the year ended March 31, 2004	$983	$2,417	$(1,669)	$1,731

9.	Stock Repurchases
      On August 1, 2002, the Company’s Board of Directors announced a stock repurchase program for the repurchase of up to one million shares of Therma-Wave’s common stock. As of March 31, 2004, the Company repurchased 447,500 shares of common stock at an average price of $2.10 per share, of which 414,168 shares were reissued under our Employee Stock Purchase Plan, 30,675 shares were reissued to pay for consulting services and 2,657 shares were reissued upon exercise of stock options. The repurchase program is currently suspended but at any time may be reactivated without prior notice.

10.	Goodwill and Other Intangible Assets
      In connection with our acquisition of Sensys Instruments Corporation, effective January 16, 2002, the Company recorded $65.9 million of goodwill and $4.5 million of intangible assets, consisting of developed technology, a development contract and a trade name. The assets were being amortized on a straight-line basis over the original estimated lives of two to five years.
      The following table summarizes the components of goodwill, other intangible assets and the related accumulated amortization balances:

	March 31, 2004			March 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)			(In thousands)
Intangible assets components
Developed technology	$314	$(314)	$—	$314	$(314)	$—
Development contract	2,415	(2,415)	—	2,415	(604)	1,811
Trade name	197	(197)	—	197	(197)	—

Intangible assets, net	$2,926	$(2,926)	$—	$2,926	$(1,115)	$1,811

      During the quarter ended September 30, 2002, we recognized that a downturn in the semiconductor industry had negatively impacted our projected future cash flows and our market capitalization. Our stock price declined from $11.39 on June 28, 2002 to $0.79 on September 30, 2002. As a result, we performed a transitional impairment analysis, which considered current operating losses, a decrease in market capitalization below tangible book value, the absence of positive cash flows, and uncertainties resulting from the duration and severity of the industry downturn, and recognized a goodwill impairment loss of $65.9 million in

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the quarter ended September 30, 2002, which effectively reduced the goodwill balance related to our Sensys acquisition to zero.
      The initial fair value of the Sensys reporting unit had been established at the date of acquisition, January 16, 2002, based on the purchase price at the time of acquisition, $88.3 million. The value of the specific assets acquired through the Sensys acquisition were established in accordance with Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, in which the cost of an acquired company is assigned to the tangible and intangible assets acquired on the basis of their fair value at the date of the acquisition. Any purchase price over the fair value of the net assets acquired is recorded as goodwill. SFAS No. 141 sets forth detailed guidelines for determining the fair value of individual assets acquired, stating that an intangible asset acquired in a business combination shall be recognized as an asset apart from goodwill if the asset meets one of the following criteria: 1) it arises from contractual or other legal rights; or 2) it is capable of being separated or divided from the acquired enterprise and sold, transferred, licensed, rented or exchanged.
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
      Amortization of these acquisition-related intangible assets was $0, $1.8 million and $0.9 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.
      Capitalized patent acquisition costs are included in non-current other assets, net. Capitalized patent acquisition costs are amortized over the estimated useful life of the patent, generally five years. Amortization of patent assets was $0.8 million, $0.7 million and $0.6 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The remaining unamortized balance was $1.1 million, $1.3 million and $1.3 million as of March 31, 2005, 2004, and 2003, respectively. Amortization of patents for fiscal years 2006 and 2007 is estimated at $0.7 million and $0.4 million, respectively.

11.	Stock Options, Common Stock and Warrants

Stock-Based Compensation
      Stock Options. During fiscal year 1998, we adopted several stock option plans (the “1997 Plans”) whereby the Board of Directors may have granted incentive stock options and non-statutory stock options to employees, directors or consultants.
      In February 2000, in connection with our initial public offering, we adopted the 2000 Equity Incentive Plan, whereby the Board of Directors may grant incentive stock options and non-statutory stock options to employees, directors or consultants. No future grants became available under the 1997 Plans upon the effectiveness of the 2000 Equity Incentive Plan. We have reserved (1) 3,300,000 shares of common stock (2) any shares returned to the 1997 Plans as a result of termination of options and (3) annual increases to be added on the date of each annual meeting of stockholders commencing in 2000 equal to 1.0% of the outstanding shares of common stock, or such lesser amount as may be determined by the Board of Directors, for issuance under the 2000 Equity Incentive Plan.
      Vesting provisions for stock options granted under our stock option plans are determined by the Board of Directors. Generally, unless the Board of Directors specifically determines otherwise at the time of the grant, the option shall vest 25% on the first anniversary of the grant and then vest monthly thereafter for the remaining thirty-six months, i.e., one forty-eighth (2.083%) per month from the date of grant, beginning with stock options granted on April 30, 2002. Prior to April 30, 2002, options vested 25% on each of the first four

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
anniversaries from the date of grant. Stock options expire ten years from the date of grant, except for stock options issued on September 10, 2003 in the employee stock option exchange program, which expire four years from the date of grant.
      A summary of our stock option activity, and related information for the years ended March 31, 2005, 2004 and 2003 are as follows:

	Stock Options

	Options		Weighted
	Available for	Number of	Average
	Future	Options	Exercise Price
	Issuance	Outstanding	per Option

Stock Option Activity
Balance at March 31, 2002	1,356,416	5,016,093	$11.46
Authorization	292,107	—	—
Granted	(1,790,828)	1,790,828	1.39
Exercised	—	(24,246)	5.42
Cancelled	1,026,318	(1,026,318)	11.82

Balance at March 31, 2003	884,013	5,756,357	$8.27
Authorization	1,293,755	—	—
Granted	(3,174,844)	3,174,844	2.45
Exercised	—	(96,558)	1.44
Cancelled	3,302,576	(3,302,576)	10.35

Balance at March 31, 2004	2,305,500	5,532,067	$3.81
Authorization	358,254	—	—
Granted	(1,513,870)	1,513,870	3.55
Exercised	—	(176,437)	1.27
Cancelled	697,904	(697,904)	5.24

Balance at March 31, 2005	1,847,788	6,171,596	$3.66

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding as of March 31, 2005:

				Total Exercisable
	Total Stock Options Outstanding			Stock Options

	Weighted		Weighted		Weighted
	Average		Average		Average
	Remaining		Exercise		Exercise
	Contractual	Stock Options	Price per	Number of	Price per
	Life (Years)	Outstanding	Option	Options	Option

Summary of Outstanding Options as of March 31, 2005
Range of exercise prices:
$ 0.42 - $ 0.42	7.94	400,000	$0.42	200,000	$0.42
$ 0.47 - $ 0.47	8.05	636,913	0.47	326,350	0.47
$ 0.60 - $ 0.66	7.82	541,709	0.66	271,591	0.66
$ 0.82 - $ 1.37	3.12	88,089	1.17	88,089	1.17
$ 1.64 - $ 2.35	7.66	423,886	2.05	234,355	1.94
$ 2.38 - $ 2.38	2.44	860,850	2.38	860,850	2.38
$ 2.48 - $ 3.51	8.85	855,462	3.02	200,758	2.67
$ 3.66 - $ 3.90	9.32	926,520	3.73	—	—
$ 4.00 - $ 4.70	7.78	498,466	4.19	229,232	4.16
$ 6.37 - $ 8.93	5.39	362,629	7.61	252,071	8.14
$10.68 - 15.89	3.25	510,757	12.36	476,076	12.34
$18.25 - $27.50	5.23	66,315	23.21	66,315	23.21

Total	6.84	6,171,596	$3.66	3,205,687	$4.36

      For the years ended March 31, 2005, 2004 and 2003, the following weighted average grant-date fair value of our stock options granted under our stock option plans was $2.33, $1.86 and $1.11, respectively. These values were estimated using the Black-Scholes price model with the following assumptions:

	Fiscal Years Ended
	March 31,

	2005	2004	2003

Assumptions for Estimating Fair Value of Option Grants
Risk-free interest rate	3.1%	4.0%	3.6%
Expected dividend yield	—	—	—
Expected volatility	86%	118%	116%
Expected life in years	4.5	3.9	4.5
      Material grants of equity instruments, including options, issued to non-employees are accounted for under FAS 123 and EITF 96-18. The Company has issued fewer than 50,000 such options in its history.
      Employee Stock Purchase Plan. In connection with the initial public offering, we also adopted the 2000 Employee Stock Purchase Plan, whereby employees may purchase shares of common stock, at a discounted price through payroll deductions or lump sum cash payments. We have reserved 2,500,000 shares of common stock for issuance under the 2000 Employee Stock Purchase Plan. A total of 640,764, 510,952 and 353,020 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan for the years ended March 31, 2005, 2004 and 2003, respectively.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended March 31, 2005, 2004 and 2003, the following weighted average grant-date fair value of our stock purchase rights granted under our employee stock purchase plans was $0.52, $0.24 and $0.27, respectively. These values were estimated using the Black-Scholes price model with the following assumptions:

	Fiscal Years Ended
	March 31,

	2005	2004	2003

Assumptions for Estimating Fair Value of ESPP Purchase Rights
Risk-free interest rate	1.7%	0.9%	1.8%
Expected dividend yield	—	—	—
Expected volatility	63%	125%	136%
Expected life in years	1.2	1.3	1.0
      Stock-Based Compensation. In fiscal 2005, we recognized an employee stock-based compensation net benefit of $0.3 million which included a benefit of $0.5 million related to variable accounting offset by amortization expense of $0.2 million related to the Sensys acquisition. In fiscal 2004, employee stock-based compensation expense of $1.3 million included expense of $0.7 million related to variable accounting and amortization expense of $0.6 million related to the Sensys acquisition. In fiscal 2003, employee stock-based compensation expense of $1.7 million represented amortization expense related to the Sensys acquisition.
      In connection with the Sensys acquisition, we recognized unearned compensation of $3.5 million for stock options granted. Deferred stock-based compensation is amortized to expense over the vesting period using an accelerated method, and may decrease if an employee terminates employment prior to vesting. We recognized stock-based compensation of $0.2 million, $0.6 million and $1.7 million in fiscal 2005, 2004 and 2003, respectively relating to stock-based compensation with respect to the Sensys acquisition.
      During the second quarter of fiscal 2004, we commenced and completed an employee stock option exchange program. The voluntary program allowed Therma-Wave employees, excluding officers and directors, to return to the Company existing options issued before July 1, 2002 with an exercise price greater than $2.00 per share and exchange them for new options that were granted on September 10, 2003. The number of new options granted in the employee stock option exchange program was equal to 75% of the number of options canceled in the exchange. The new option grants have a different vesting schedule from the original option grants and have an exercise price equal to $2.38, the fair market value of our common stock on September 10, 2003. Of the 1,366,570 options eligible for exchange, 1,352,108 options, or 99%, were exchanged for 1,014,144 new options with an exercise price of $2.38. These replacement options vested 50% on June 11, 2004, and the remaining 50% will vest on April 11, 2005 or according to the performance vesting schedules of specific option grants.
      As a result of the modification to the exercise price of the stock options, the replacement options are accounted for as variable from the date of modification until the option is either exercised, forfeited, canceled or expired. As of March 31, 2005, the Company has recorded approximately $0.2 million in deferred compensation expense. This charge reflects the new options eligible for exchange, which were outstanding since September 10, 2003, and reflects options issued to eligible participants within the six months prior to or following September 10, 2003. Due to the options requiring variable accounting treatment, expense is being recorded for pro-rata vesting over time of these options based on increases in the stock price over and above the exercise price of the new options. In future quarters, the expense could increase as the pro-rata vesting over time for these shares increases and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the net expense previously reported.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Warrants. In connection with the Sensys acquisition in January 2002, we assumed warrants to purchase 329,490 shares of our common stock. These warrants were fully exercisable in January 2003. Of the 329,490 warrants, 47,006 and 78,516 warrants were still outstanding as of March 31, 2005 and March 31, 2004, respectively. The 47,006 warrants outstanding as of March 31, 2005 are exercisable at a weighted average exercise price of $3.82 per share for an aggregate purchase value of $0.2 million.
      Director Stock Option Agreement. On November 24, 2004, the Company adopted a Director Stock Option Agreement and an Officer and Other Key Employee Stock Option Agreement, which provide accelerated vesting of options granted to the Company’s directors, officers and certain other key high-level employees, upon a change in control of the Company.

12.	Related Party Transactions
      Ms. Talat Hasan, a former member of our Board of Directors and former Senior Vice President of Therma-Wave and President and Chief Executive Officer of Sensys Instruments Corporation, which was acquired as a wholly owned subsidiary of Therma-Wave in January 2002, is a general partner of Hitek Venture Partners Limited Partnership, or Hitek. Until October 2004, the Company leased from Hitek certain facilities formerly occupied by Sensys in Santa Clara, California. Hitek received $0.1 million, $0.3 million and $0.3 million from the lease of such facilities during fiscal 2005, 2004 and 2003, respectively. Ms. Hasan resigned from Therma-Wave during fiscal year 2003 and later resigned from the Therma-Wave board of directors in March 2003. Sensys Instruments Corporation was officially dissolved as a California corporation in March 2005.
      Mr. David Aspnes, a member of our Board of Directors, is also owner and director of Aspnes Associates, Inc. We use Aspnes Associates, Inc. for consulting service on various engineering projects and have paid $6,300, $5,000 and $59,000 to Aspnes Associates, Inc. during fiscal 2005, 2004 and 2003, respectively. Accounts payable to Aspnes Associates, Inc. were $0, $3,000 and $6,000 as of March 31, 2005, 2004 and 2003, respectively.
      John D’Errico, a member of our Board of Directors, is also Executive Vice President, Storage Components of LSI Logic Corporation. Our revenues from sales to LSI Logic Corporation in fiscal 2005, 2004 and 2003 were $433,000, $1,163,000 and $252,000 respectively. As of March 31, 2005, 2004 and 2003, the accounts receivable from LSI Logic were $8,000, $98,000 and $12,000, respectively.
      Peter Hanley, a member of our Board of Directors, is also the former President of Novellus Systems, Inc. and is currently advisor to the chairman of the board and chief executive officer of Novellus. Our revenues from sales to Novellus Systems, Inc. in fiscal 2005, 2004 and 2003 were $524,000, $56,000 and $109,000 respectively. As of March 31, 2005, 2004 and 2003, the accounts receivable from Novellus Systems, Inc. were $563,000, $5,000 and $46,000, respectively.
      As of March 31, 2005, 2004 and 2003, we had an aggregate $1.1 million in outstanding loans to former members of management. No loan repayments were made during fiscal 2005. During fiscal 2004, one former executive repaid in full two loans worth $58,000 combined. As of March 31, 2005 loans of approximately $0.2 million that were used by two former executives to acquire our common stock are reported in stockholders’ equity as notes receivable from stockholders. Loans of approximately $0.9 million were used to pay certain tax liabilities incurred by former executives and are included in non-current other assets. The $0.2 million loans used to acquire our common stock bear interest at the applicable federal rate in effect at the time. The $0.9 million loans used to pay certain tax liabilities do not bear interest. These loans were made to the former executives during May and June of 1997. The individuals who owe us $0.9 million have pledged their Therma-Wave restricted common stock as security for these amounts. We have $0.9 million in allowances against the realizable value of the $0.9 million in loans used to pay certain tax liabilities, and expire

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
August 31, 2005. The loans to former members of management have been netted in statement of stockholders’ equity and comprehensive loss.

13.	Retirement Plans
      We have a retirement plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Discretionary company contributions accrued, which are based on achieving certain operating profit goals, were $0 in each of fiscal 2005, 2004 and 2003, respectively.
      Previously, we allowed our U.S.-based officers and director-level employees to defer a portion of their compensation under the Deferred Executive Compensation Plan. Plan participants self-directed their investments deferred under the plan. In the event the Company had become insolvent, plan assets would have been subject to the claims of the general creditors. During the life of the plan, we had not made any matching or discretionary contributions to the plan. There were no plan provisions that provided for any guarantees or minimum return on investments. As of March 31, 2005, the plan had been terminated and all plan assets were distributed to the participants. At March 31, 2004, there were approximately 17 participants in the plan and plan assets were approximately $0.5 million. During the life of the plan investment returns of the participants increased or decreased the Company’s liability to the participants, and thereby impacted our results of operations.

14.	Segment Information
      We operate in one segment as we market, manufacture and service process control metrology systems within the semiconductor equipment market. This determination was reached through application of the management approach in which we reviewed the structure of our internal organization, the financial information that our chief operating decision maker uses to make decisions about operating matters such as resource allocations and to assess performance and the structure of discrete financial information available.
      Within our one operating segment, we have identified two revenue-generating activities for purposes of external reporting: systems and services. Both systems and services share a similar customer base and economic environment, and share internal operating resources and assets. We do not internally report profitability for each of these revenue-generating activities. Decisions are made on the basis of the impact of the decision on the combined results of systems and services. Therefore, while we have been reporting revenues for the systems and services separately, and report cost of sales for each of these two revenue generating activities separately, we do not consider these revenue generating activities to constitute operating segments.
      In terms of systems revenues, we sell the Therma-Probe, Opti-Probe and Integra families of products. These product lines are manufactured in the same facility, by the same people and share the same economic environments. Specifically, they have in common the nature of the product, the nature of the production processes, the type or class of customer, the methods used to distribute them, and the nature of the regulatory environment. Our systems are all metrology tools used in the semiconductor manufacturing processes, therefore, we consider them to be similar products and believe that their revenues and cost of sales are best presented to investors combined into one financial statement line item, systems, in order for the users of the financial statements to understand our performance, assess our prospects for future net cash flows, and make more informed judgments about the enterprise as a whole.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table lists the percentage of net revenues by product family for the years ended March 31, 2005, 2004 and 2003.

	Percentage of
	Net Revenues

	Fiscal Years Ended
	March 31,

	2005	2004	2003

Net Revenues by Product Family
Opti-Probe, including Opti-Probe CD	47%	44%	41%
Therma-Probe	22%	8%	11%
Integra and Other	6%	13%	6%
Service and parts	25%	28%	42%
License	—%	7%	—%

Total	100%	100%	100%

      All products and services are marketed in each geographic region in which we operate. Our current product offerings qualify for aggregation under SFAS No. 131 as our products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.
      Net revenues from external customers are attributed to individual countries based on the location to which the products or services are being delivered. Revenues from Europe are the sum of net revenues generated in the United Kingdom, Germany, France, Italy, Israel and Ireland, among others, none of which represents greater than 10% of total net revenues. The following table summarizes the percentage of our total net revenues by geography for the fiscal years ended March 31, 2005 and 2004, respectively:

	Fiscal Year Ended
	March 31,

	2005	2004

Revenues by Country
United States	29%	28%
Taiwan	21%	23%
Korea	14%	5%
Japan	13%	22%
Europe	11%	14%
China	6%	5%
Singapore	6%	3%

Total	100%	100%

      Net revenues in each geographic area are recognized according to our revenue recognition policy as described in Note 1 of these Notes to Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales to customers outside of the United States were $58.0 million, $47.2 million and $35.4 million in fiscal 2005, 2004 and 2003, respectively.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Sales to Taiwan Semiconductor Manufacturing Company, Intel Corporation and Samsung each accounted for more than 10% of net revenues in fiscal 2005. The following chart indicates the percentage of net revenues to customers representing 10% or more of net revenues for fiscal years 2005, 2004 and 2003, respectively.

	Percentage of Net
	Revenues

	Fiscal Years Ended
	March 31,

	2005	2004	2003

Customers Over Ten Percent of Net Revenues
Taiwan Semiconductor Manufacturing Company	15%	16%	—%
Intel Corporation	12%	14%	13%
Samsung	10%	—%	—%
Tokyo Electron, Ltd.	—%	12%	—%
Raytec Corp.(1)	—%	10%	—%

Total	37%	52%	13%

(1)	Raytec Corp. was formally a subsidiary of Seki Technotron, our distributor for Japan.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of operations in geographic areas. Other foreign areas include China, Taiwan, Israel and Korea, each of which is individually not material for separate disclosure.

				Other
				Foreign
	U.S.	Japan	UK	Locations	Eliminations	Consolidated

Segment Information (in thousands)
Fiscal Year Ended March 31, 2003
Sales to unaffiliated customers	$41,039	$2,181	$2,220	$3,780	$—	$49,220
Transfers between geographic regions	(1,460)	986	800	1,588	(1,914)	—

Total net revenues	$39,579	$3,167	$3,020	$5,368	$(1,914)	$49,220

Operating income (loss)	$(134,042)	$(116)	$(955)	$(21)	$607	$(134,527)

Long-lived assets	$8,585	$66	$44	$2,748	$(17)	$11,426
All other identifiable assets	72,948	2,570	1,430	519	(21,190)	56,277

Total assets	$81,533	$2,636	$1,474	$3,267	$(21,207)	$67,703

Fiscal Year Ended March 31, 2004
Sales to unaffiliated customers	$57,778	$2,355	$1,787	$3,389	$—	$65,309
Transfers between geographic regions	(574)	556	655	1,585	(2,222)	—

Total net revenues	$57,204	$2,911	$2,442	$4,974	$(2,222)	$65,309

Operating income (loss)	$(16,776)	$(218)	$381	$(388)	$(946)	$(17,947)

Long-lived assets	$4,296	$61	$—	$229	$(22)	$4,564
All other identifiable assets	62,693	2,555	629	2,884	(9,043)	59,718

Total assets	$66,989	$2,616	$629	$3,113	$(9,065)	$64,282

Fiscal Year Ended March 31, 2005
Sales to unaffiliated customers	$71,401	$3,250	$2,012	$4,598	$—	$81,261
Transfers between geographic regions	(858)	256	354	1,710	(1,462)	—

Total net revenues	$70,543	$3,506	$2,366	$6,308	$(1,462)	$81,261

Operating income (loss)	$(6,631)	$(361)	$(16)	$(22)	$494	$(6,536)

Long-lived assets	$2,692	$103	$27	$171	$(17)	$2,976
All other identifiable assets	67,386	3,037	983	3,369	(10,178)	64,597

Total assets	$70,078	$3,140	$1,010	$3,540	$(10,195)	$67,573

      At March 31, 2005, 2004 and 2003 elimination of all other identifiable assets of $10.2 million, $9.0 million, and $21.2 million, respectively, included elimination of cash advances to subsidiaries of $6.9 million, $6.9 million, and $6.9 million, respectively, elimination of intercompany receivables of $1.0 million, $0, and $11.8 million, respectively, and elimination of intercompany inventories of $2.3 million, $2.1 million, and $2.5 million, respectively. At March 31, 2005, 2004 and 2003 elimination of long-lived assets of $17,000, $22,000, and $17,000, respectively, represent elimination of intercompany property and equipment.

THERMA-WAVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Accounts Receivable Valuation and Qualifying Accounts

	Balance at		Deductions
	Beginning		Including	Balance at
Description	of Period	Additions	Write-Off’s	End of Period

	(In thousands)
Year ended March 31, 2005:
Reserves and allowances deducted from asset accounts
Allowances for doubtful accounts receivable and returns	$907	$509	$701	$715
Year ended March 31, 2004:
Reserves and allowances deducted from asset accounts
Allowances for doubtful accounts receivable and returns	$1,553	$658	$1,304	$907
Year ended March 31, 2003:
Reserves and allowances deducted from asset accounts
Allowances for doubtful accounts receivable and returns	$2,024	$222	$693	$1,553

Supplementary Data: Selected Consolidated Quarterly Data
      The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended April 3, 2005. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in “Factors Affecting Future Results.”
THERMA-WAVE, INC.
QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2005					Fiscal Year 2004

	Q1	Q2	Q3	Q4	Year	Q1	Q2	Q3	Q4	Year

	(In thousands except per share data)
Net revenues	$21,151	$22,602	$21,470	$16,038	$81,261	$11,903	$14,066	$19,866	$19,474	$65,309
Gross profit (loss)	$10,720	$10,772	$9,102	$6,047	$36,641	$2,832	$5,567	$9,962	$8,448	$26,809
Operating profit (loss)	$(1,221)	$1,293	$(1,754)	$(4,854)	$(6,536)	$(9,339)	$(5,782)	$(1,027)	$(1,799)	$(17,947)
Net income (loss)	$(1,169)	$1,317	$(1,911)	$(5,058)	$(6,821)	$(9,534)	$(5,728)	$(1,031)	$(1,800)	$(18,093)
Net income (loss) per share:
Basic	$(0.03)	$0.04	$(0.05)	$(0.14)	$(0.19)	$(0.33)	$(0.19)	$(0.03)	$(0.05)	$(0.56)
Diluted	$(0.03)	$0.03	$(0.05)	$(0.14)	$(0.19)	$(0.33)	$(0.19)	$(0.03)	$(0.05)	$(0.56)

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the disclosure control and procedures objectives will be met.
      Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 3, 2005. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of April 3, 2005. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management has assessed the effectiveness of our internal control over financial reporting as of April 3, 2005. In making its assessment of internal control over financial reporting, our management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses.
      1. As of April 3, 2005, the Company did not maintain effective controls over intercompany accounts. Specifically, the Company did not have effective controls to ensure that intercompany account balances were reconciled timely and properly eliminated in consolidation in accordance with generally accepted accounting principles. This control deficiency did not result in an adjustment to the consolidated financial statements. However, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      2. As of April 3, 2005, the Company did not maintain effective controls over the documentation, review and approval of journal entries to allocate certain customer service and support costs between cost of revenues and selling, general and administrative expense. This control deficiency did not result in an adjustment to the consolidated financial statements. However, this control deficiency could result in a misstatement of the previously noted statement of operations’ accounts, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 3, 2005, based on the criteria established in “Internal Control — Integrated Framework” issued by the COSO.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 3, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weaknesses

Corrective Actions for Material Weaknesses Identified During the Fourth Quarter of 2005
      In response to the material weaknesses described above, the Company initiated a number of corrective actions to ensure that the financial information and other disclosures included in this report were complete, timely and accurate in all material respects. Those actions included the following:

•	Implementing additional monitoring controls used in conjunction with the performance of intercompany account reconciliations and independent internal reviews of all key account reconciliations, including inventory transactions with consolidated entities and support for allocations of customer service and support costs between cost of revenue and selling general and administrative expense;

•	Hiring new senior accounting personnel and recruiting additional experienced accounting and finance staff, including an experienced corporate controller;

•	Enhancing our training programs for accounting staff as well as our overall supervision of finance personnel; and

•	Implementing procedures to ensure all intercompany accounts are reconciled on a quarterly basis and to ensure that sufficient support is maintained on a timely basis for all accounting entries.
      The Company believes that these efforts will address the material weaknesses that affected or could have affected our internal control over financial reporting as of April 3, 2005.

Corrective Actions for Material Weakness Identified During the Third Quarter of 2005
      In the fourth quarter of 2005, we enhanced our internal controls in response to a material weakness over revenue recognition related to:

•	Insufficient documentation to support revenue recognition decisions including timely receipt of final acceptances, support for customer change orders and receipt of final signed contracts and;

•	Lack of timely communication between business unit and finance personnel related to sales order status and the impact of changes in key contract terms on revenue recognition.
      Specifically, we have established processes covering all revenue transactions, including the following new procedures:

•	Hired an experienced contracts manager with responsibility to oversee sales contract documentation;

•	Established an executive revenue recognition review team with responsibility for ensuring that communication and documentation requirements in support of revenue recognition determinations are met;

•	Established a revenue review team within the finance department that documents the basis for revenue recognition decisions and including timely review of all supporting documentation;

•	Established a process that verifies completeness of receipt of all signed Final Acceptance Certificates; and

•	Trained our sales and service staff regarding their role in ensuring the revenue recognition criteria of SAB 104 have been met for our transactions.
      We believe that these corrective actions, taken as a whole, have addressed the control deficiencies identified and we will continue to monitor the effectiveness of these actions and make any changes that management determines are necessary or appropriate.

Changes in Internal Control over Financial Reporting
      Except as described above, during our fourth quarter ended April 3, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      The following information is included herewith in satisfaction of our obligation to file such information with the SEC in a current report on Form 8-K.
      On January 31, 2005, Therma-Wave and Silicon Valley Bank agreed to modify certain terms of the credit facilities. The purpose of the amendment was to renegotiate the definitions of quick ratio and quick ratio formula so that the company would be in compliance with all of the covenants of the credit facilities. A copy of the amendment is filed as Exhibit 10.4 to this Annual Report on Form 10-K.
      On May 26, 2005, Randy Singh, for personal reasons, resigned from the position of Corporate Controller of the Company. The Company is actively looking for a new Corporate Controller at this time.
      On June 10, 2005, the Company and Silicon Valley Bank entered into (i) an Amended and Restated Loan and Security Agreement, and (ii) a Streamline Facility Agreement, that renewed a $15.0 million revolving line of credit to the Company. The revolving line of credit can be used to (i) borrow funds for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts, and (iv) support certain cash management services. The Loan and Security Agreement also includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in the Company’s business, operations, or financial or other condition of the Company, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral. On June 11, 2007, the revolving line of credit matures and Silicon Valley Bank’s commitment to extend revolving loans these agreements terminates.
      On June 27, 2005, Therma-Wave entered into revised indemnification agreements with each of its executive officers and directors. A form of the revised indemnification agreement is attached hereto as Exhibit 10.11.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning directors and executive officers of Therma-Wave, Inc. will appear in the proxy statement for our 2005 annual stockholders meeting, under the “Election of Directors”, “Corporate Governance Principles and Board Matters”, and “Management” sections. These portions of the proxy statement are incorporated herein by reference.
      We have adopted a Code of Ethics that applies to all of our officers, directors and employees. The Code of Ethics is incorporated by reference as an exhibit to this annual report on Form 10-K and is also available on our website at www.thermawave.com.
      Each of our executive officers and directors entered into a revised indemnification agreement with Therma-Wave on June 27, 2005, as discussed under Item 9B above.

Item 11.	Executive Compensation
      Information concerning compensation of executive officers of Therma-Wave, Inc. will appear in the proxy statement for our 2005 annual stockholders meeting, under the “Management”, “Compensation Committee Report on Executive Compensation” and “Performance Graph” sections. These portions of the proxy statement are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information concerning the security ownership of certain beneficial owners and management will appear in Therma-Wave’s proxy statement for our 2005 annual stockholders meeting, under the “Principle Stockholders” section. This portion of the proxy statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions will appear in the proxy statement for our 2005 annual stockholders meeting, under the “Related Party Transactions” section. This portion of the proxy statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      PricewaterhouseCoopers LLP, who have been our independent registered public accounting firm for the past fiscal year, have again been selected by the audit committee to be Therma-Wave’s independent registered public accounting firm for fiscal year 2006.
      The following table sets forth the aggregate fees billed or to be billed by PricewaterhouseCoopers for the following services during fiscal years 2005 and 2004. Under the SEC’s new rule on auditor independence, which is effective for the first fiscal year ending after December 15, 2003 and was adopted as a result of implementing the Sarbanes-Oxley Act of 2002, the fees are categorized as follows:

	2005	2004

Category of Fees Billed or to be Billed by the Company’s Principal Accountant
Audit fees	$919,039	$440,034
Audit-related fees	—	365,000
Tax fees	—	7,391
All other fees	—	—

Total	$919,039	$812,425

      Audit fees. Aggregate fees for the fiscal years ended March 31, 2005 and March 31, 2004, respectively, were for professional services rendered for the audits of our consolidated financial statements and limited reviews of our unaudited condensed consolidated interim financial statements, issuance of consents and assistance with review of documents filed with the SEC, including fillings related to the private placement of common stock that we completed in September 2003. Audit fees for fiscal 2005 also included the audit of management’s report on the effectiveness of our internal control over financial reporting and the effectiveness of internal control, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
      Audit-related fees. Aggregate fees for the fiscal year ended March 31, 2004 included services related to our quarterly reports for fiscal year 2004 and advisory work for Section 404 of the Sarbanes-Oxley Act of 2002.
      Tax fees. Aggregate fees for the fiscal year ended March 31, 2004 were for services related to tax compliance, including assistance with tax audits, assistance ex-patriot tax return calculations for employee compensation purposes.
      Our audit committee has considered the role of PricewaterhouseCoopers LLP in providing certain non-audit services to Therma-Wave and has concluded that such services are compatible with PricewaterhouseCoopers LLP’s independence as our independent registered public accounting firm.
      Our audit committee must now pre-approve all non-audit services provided to us by our independent registered public accounting firm. According to our revised audit committee charter, a copy of which will be filed as an appendix to our proxy statement for the 2005 annual stockholders meeting, this pre-approval authority may be delegated to a single member of the audit committee and then reviewed by the entire audit committee at the committee’s next meeting. Approvals of non-audit services will be publicly disclosed in our periodic reports filed with the SEC. For the fiscal year 2004, all non-audit services were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules
      The following documents are filed as part of this report:

1. Consolidated Financial Statements — See “Item 8. Financial Statements and Supplementary Data”

2. Exhibits:

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to the Exhibit 3.1 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)

3.2		Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 3.1 in Therma-Wave’s quarterly report on Form 10-Q for the period ended September 29, 2002.)

3.3		Amended and Restated By-Laws of Therma-Wave. (Incorporated herein by reference to Exhibit 3.2 in Therma-Wave’s annual report on Form 10-K for the period ended April 1, 2001.)

4.1		Form of certificate representing shares of Common Stock. (Incorporated herein by reference to Exhibit 4.6 to Therma-Wave’s Registration Statement on Form S-1 (Registration No 333-76019).)

4.2		Registration Rights Agreement, dated as of September 15, 2003, by and among Therma-Wave, Inc. and the holders named therein. (Incorporated herein by reference to Exhibit 4.6 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-110162).)

10.1		Loan and Security Agreement, dated June 13, 2003, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.2 in Therma-Wave’s annual report for the year ended March 30, 2003.)

10.2		Loan Modification Agreement, dated as of July 24, 2003 by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.38 to Therma-Wave’s quarterly report for the period ended June 29, 2003.)

10.3		Loan Modification Agreement, dated as of May 4, 2004, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.16 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)

10.4		Loan Modification Agreement, dated as of January 31, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank.
10.5		Amended and Restated Loan and Security Agreement, dated June 10, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s current report on Form 8-K dated June 16, 2005.)

10.6		Streamline Facility Agreement, dated June 10, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s current report on Form 8-K dated June 16, 2005.)

10.7		Borrower Agreement, dated as of June 4, 2004, by and between Therma-Wave, Inc. and the Export-Import Bank of the United States. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)

10	.8*	Exclusive Representation Agreement, dated as of April 19, 2005, by and between Therma-Wave, Inc. and Hermes-Epitek Corporation.

10.9		Lease Agreement, dated as of May 26, 1995, by and between Therma-Wave and Sobrato Interests. (Incorporated herein by reference to Exhibit 10.14 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 0333-29871)

10.10		Lease between Minos Management, Inc. as Landlord, and Therma-Wave as Tenant, dated May 31, 2000. (Incorporated herein by reference to Exhibit 10.32 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)

Exhibit
Number		Description

10.11		Agreement between Therma-Wave, Inc. and KLA-Tencor Corporation effective as of July 1, 2004. (Incorporated by reference to Form 8-K filed August 27, 2004.)

10	.12#	Form of Indemnification Agreement with directors and executive officers.
10	.13#	Therma-Wave Executive Deferred Compensation Plan, effective January 1, 2000. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)

10	.14#	1997 Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.20 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)

10	.15#	1997 Employee Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.30 to Therma-Wave’s Registration Statement on Form S-1 (Registration No 333-76019).)

10	.16#	1997 Special Employee Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)

10	.17#	2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.22 to Therma-Wave’s annual report on Form 10-K for the period ended March 31, 2000.)

10	.18#	Amendment No. 1 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.2 in Therma-Wave’s Registration Statement on Form S-8 (Registration No. 333-83282).)

10	.19#	Amendment No. 2 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 in Therma-Wave’s current report on Form 8-K filed August 27, 2004.)

10	.20#	Amendment No. 3 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.2 in Therma-Wave’s Registration Statement on Form S-8 (Registration No. 333-83282).)

10	.21#	Amendment No. 4 to Therma-Wave, Inc. 2000 Equity Incentive Plan.

10	.22#	Form of Stock Option Agreement under the 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s current report on Form 8-K filed May 11, 2005.)

10	.23#	Form of Amendment No. 1 to Stock Option Agreement for directors under the 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.3 in Therma-Wave’s current report on Form 8-K filed August 27, 2004.)

10	.24#	Form of Director Stock Option Agreement adopted November 24, 2004. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s quarterly report for the quarter ended December 26, 2004.)

10	.25#	Amended and Restated 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.26 in Therma-Wave’s annual report on Form 10-K for the period ended March 31, 2000.)

10	.26#	Amendment No. 1 to the 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.26.1 to Therma-Wave’s quarterly report on Form 10-Q for the period ended July 1, 2001.)

10	.27#	Amendment No. 2 to the 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.26.2 to Therma-Wave’s amended quarterly report on Form 10-Q/ A for the period ended September 29, 2002.)

10	.28#	Amendment No. 3 to the 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.29 in Therma-Wave’s annual report for the year ended March 30, 2003.)

10	.29#	Offer Letter, Board Services, dated as of March 12, 2003, from Therma-Wave, Inc. to Papken S. Der Torossian. (Incorporated herein by reference to Exhibit 10.45 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)

10	.30#	Employment Agreement dated as of February 5, 2003, by and between Therma-Wave, Inc. and Boris Lipkin. (Incorporated herein by reference to Exhibit 10.43 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)

Exhibit
Number		Description

10	.31#	Amendment No. 1 to Employment Agreement, dated as of August 21, 2003, between Boris Lipkin and Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 10.39 to Therma-Wave’s quarterly report for the period ended September 28, 2003.)

10	.32#	Amendment No. 2, dated as of March 25, 2004 to the Employment Agreement by and between Therma-Wave and Boris Lipkin. (Incorporated herein by reference to Exhibit 10.9 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)

10	.33#	Employment Agreement, dated as of August 10, 1998, by and between Therma-Wave and L. Ray Christie. (Incorporated herein by reference to Exhibit 10.27 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)

10	.34#	Amendment No. 1 to Employment Agreement, dated as of August 21, 2003, between L. Ray Christie and Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 10.40 to Therma-Wave’s quarterly report for the period ended September 28, 2003.)

10	.35#	Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave, Inc. and Jon L. Opsal. (Incorporated herein by reference to Exhibit 10.9 to Therma-Wave’s registration statement on Form S-4 (Registration No. 333-29871).)

10	.36#	Summary of Compensation for Outside Directors

10	.37#	Summary of Compensation Arrangements with Certain Executives

10	.38#	Employment Agreement with Joseph Passarello dated April 8, 2005.

14.1		Code of Ethics applicable to all employees. (Incorporated herein by reference to Exhibit 14.1 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)

21.1		Subsidiaries of Therma-Wave. (Incorporated herein by reference to Exhibit 21.1 to Therma-Wave’s annual report on Form 10-K for the period ended March 30, 2003.)

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions of this exhibit.

#	Denotes management contract or compensatory plan.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Therma-Wave, Inc.

By:	/s/ Boris Lipkin

Boris Lipkin
President, Chief Executive Officer and Director
Dated: June 27, 2005
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Boris Lipkin, L. Ray Christie, and Joseph J. Passarello, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Papken S. Der Torossian Papken S. Der Torossian	Chairman of the Board	June 27, 2005

/s/ Boris Lipkin Boris Lipkin	President, Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2005

/s/ L. Ray Christie L. Ray Christie	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 27, 2005

/s/ David Aspnes David Aspnes	Director	June 27, 2005

/s/ G. Leonard Baker G. Leonard Baker	Director	June 27, 2005

/s/ John D’Errico John D’Errico	Director	June 27, 2005

Signature	Title	Date

/s/ Peter R. Hanley Peter R. Hanley	Director	June 27, 2005

/s/ Nam Pyo Suh Nam Pyo Suh	Director	June 27, 2005

/s/ Lawrence Tomlinson Lawrence Tomlinson	Director	June 27, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to the Exhibit 3.1 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)

3.2		Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 3.1 in Therma-Wave’s quarterly report on Form 10-Q for the period ended September 29, 2002.)

3.3		Amended and Restated By-Laws of Therma-Wave. (Incorporated herein by reference to Exhibit 3.2 in Therma-Wave’s annual report on Form 10-K for the period ended April 1, 2001.)

4.1		Form of certificate representing shares of Common Stock. (Incorporated herein by reference to Exhibit 4.6 to Therma-Wave’s Registration Statement on Form S-1 (Registration No 333-76019).)

4.2		Registration Rights Agreement, dated as of September 15, 2003, by and among Therma-Wave, Inc. and the holders named therein. (Incorporated herein by reference to Exhibit 4.6 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-110162).)

10.1		Loan and Security Agreement, dated June 13, 2003, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.2 in Therma-Wave’s annual report for the year ended March 30, 2003.)

10.2		Loan Modification Agreement, dated as of July 24, 2003 by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.38 to Therma-Wave’s quarterly report for the period ended June 29, 2003.)

10.3		Loan Modification Agreement, dated as of May 4, 2004, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.16 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)

10.4		Loan Modification Agreement, dated as of January 31, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank.
10.5		Amended and Restated Loan and Security Agreement, dated June 10, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s current report on Form 8-K dated June 16, 2005.)

10.6		Streamline Facility Agreement, dated June 10, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s current report on Form 8-K dated June 16, 2005.)

10.7		Borrower Agreement, dated as of June 4, 2004, by and between Therma-Wave, Inc. and the Export-Import Bank of the United States. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)

10	.8*	Exclusive Representation Agreement, dated as of April 19, 2005, by and between Therma-Wave, Inc. and Hermes-Epitek Corporation.

10.9		Lease Agreement, dated as of May 26, 1995, by and between Therma-Wave and Sobrato Interests. (Incorporated herein by reference to Exhibit 10.14 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 0333-29871)

10.10		Lease between Minos Management, Inc. as Landlord, and Therma-Wave as Tenant, dated May 31, 2000. (Incorporated herein by reference to Exhibit 10.32 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)

10.11		Agreement between Therma-Wave, Inc. and KLA-Tencor Corporation effective as of July 1, 2004. (Incorporated by reference to Form 8-K filed August 27, 2004.)

10	.12#	Form of Indemnification Agreement with directors and executive officers.
10	.13#	Therma-Wave Executive Deferred Compensation Plan, effective January 1, 2000. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)

10	.14#	1997 Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.20 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)

Exhibit
Number		Description

10	.15#	1997 Employee Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.30 to Therma-Wave’s Registration Statement on Form S-1 (Registration No 333-76019).)

10	.16#	1997 Special Employee Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)

10	.17#	2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.22 to Therma-Wave’s annual report on Form 10-K for the period ended March 31, 2000.)

10	.18#	Amendment No. 1 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.2 in Therma-Wave’s Registration Statement on Form S-8 (Registration No. 333-83282).)

10	.19#	Amendment No. 2 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 in Therma-Wave’s current report on Form 8-K filed August 27, 2004.)

10	.20#	Amendment No. 3 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.2 in Therma-Wave’s Registration Statement on Form S-8 (Registration No. 333-83282).)

10	.21#	Amendment No. 4 to Therma-Wave, Inc. 2000 Equity Incentive Plan.

10	.22#	Form of Stock Option Agreement under the 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s current report on Form 8-K filed May 11, 2005.)

10	.23#	Form of Amendment No. 1 to Stock Option Agreement for directors under the 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.3 in Therma-Wave’s current report on Form 8-K filed August 27, 2004.)

10	.24#	Form of Director Stock Option Agreement adopted November 24, 2004. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s quarterly report for the quarter ended December 26, 2004.)

10	.25#	Amended and Restated 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.26 in Therma-Wave’s annual report on Form 10-K for the period ended March 31, 2000.)

10	.26#	Amendment No. 1 to the 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.26.1 to Therma-Wave’s quarterly report on Form 10-Q for the period ended July 1, 2001.)

10	.27#	Amendment No. 2 to the 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.26.2 to Therma-Wave’s amended quarterly report on Form 10-Q/ A for the period ended September 29, 2002.)

10	.28#	Amendment No. 3 to the 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.29 in Therma-Wave’s annual report for the year ended March 30, 2003.)

10	.29#	Offer Letter, Board Services, dated as of March 12, 2003, from Therma-Wave, Inc. to Papken S. Der Torossian. (Incorporated herein by reference to Exhibit 10.45 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)

10	.30#	Employment Agreement dated as of February 5, 2003, by and between Therma-Wave, Inc. and Boris Lipkin. (Incorporated herein by reference to Exhibit 10.43 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)

10	.31#	Amendment No. 1 to Employment Agreement, dated as of August 21, 2003, between Boris Lipkin and Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 10.39 to Therma-Wave’s quarterly report for the period ended September 28, 2003.)

10	.32#	Amendment No. 2, dated as of March 25, 2004 to the Employment Agreement by and between Therma-Wave and Boris Lipkin. (Incorporated herein by reference to Exhibit 10.9 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)

10	.33#	Employment Agreement, dated as of August 10, 1998, by and between Therma-Wave and L. Ray Christie. (Incorporated herein by reference to Exhibit 10.27 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)

Exhibit
Number		Description

10	.34#	Amendment No. 1 to Employment Agreement, dated as of August 21, 2003, between L. Ray Christie and Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 10.40 to Therma-Wave’s quarterly report for the period ended September 28, 2003.)

10	.35#	Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave, Inc. and Jon L. Opsal. (Incorporated herein by reference to Exhibit 10.9 to Therma-Wave’s registration statement on Form S-4 (Registration No. 333-29871).)

10	.36#	Summary of Compensation for Outside Directors

10	.37#	Summary of Compensation Arrangements with Certain Executives

10	.38#	Employment Agreement with Joseph Passarello dated April 8, 2005.

14.1		Code of Ethics applicable to all employees. (Incorporated herein by reference to Exhibit 14.1 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)

21.1		Subsidiaries of Therma-Wave. (Incorporated herein by reference to Exhibit 21.1 to Therma-Wave’s annual report on Form 10-K for the period ended March 30, 2003.)

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions of this exhibit.

#	Denotes management contract or compensatory plan.