Form 10-Q
period 2005-07-03
THERMA WAVE INC
filed 2005-08-11
CIK 828119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practical date:

Class	Outstanding as of August 3, 2005
Common stock, $0.01 par value	36,678,734

THERMA-WAVE, INC.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	March 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,233	$13,419

Accounts receivable, net of allowances for doubtful accounts of $763 and $715 at June 30, 2005 and March 31, 2005, respectively	12,119	15,678
Inventories	28,098	30,870
Other current assets	2,852	2,680

Total current assets	56,302	62,647
Property and equipment, net	2,128	2,976
Other assets	1,605	1,950

Total assets	$60,035	$67,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,832	$8,227
Accrued liabilities	13,504	15,784
Deferred revenues	11,622	15,804

Total current liabilities	29,958	39,815
Non-current deferred revenues	1,291	1,425
Other long-term liabilities	403	370

Total liabilities	31,652	41,610

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 36,542,745 shares issued and outstanding at June 30, 2005; 36,318,565 shares issued and outstanding at March 31, 2005	366	363
Additional paid-in capital	334,434	334,352
Notes receivable from stockholders	(174)	(174)
Accumulated other comprehensive loss	(802)	(659)
Deferred stock-based compensation	(44)	(76)
Accumulated deficit	(305,397)	(307,843)

Total stockholders’ equity	28,383	25,963

Total liabilities and stockholders’ equity	$60,035	$67,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2005	2004
Net revenues
Product	$12,720	$16,189
Service and parts	4,819	4,962

Total net revenues	17,539	21,151
Cost of revenues (including stock-based compensation expense of $4 and $318)
Product	6,419	7,108
Service and parts	4,005	3,323

Total cost of revenues	10,424	10,431

Gross profit	7,115	10,720

Operating expenses:
Research and development (including stock-based compensation expense (benefit) of $(178) and $886)	3,837	5,265
Selling, general and administrative (including stock-based compensation expense of $15 and $547)	7,753	6,303
Restructuring, severance and other	1,467	373

Total operating expenses	13,057	11,941

Operating loss	(5,942)	(1,221)

Other income (expense):
Gain on sale of product line	8,550	—
Interest expense	(57)	—
Interest income	32	42
Other, net	(96)	10

Total other income, net	8,429	52

Income (loss) before provision for income taxes	2,487	(1,169)
Provision for income taxes	(41)	—

Net income (loss)	$2,446	$(1,169)

Net income (loss) per share:
Basic	$0.07	$(0.03)

Diluted	$0.07	$(0.03)

Weighted average common shares outstanding:
Basic	36,349	35,637

Diluted	37,432	35,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended June 30,
	2005	2004
Operating activities:
Net income (loss)	$2,446	$(1,169)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of product line	(8,550)	—
Depreciation of property and equipment	716	663
Amortization of intangible assets	185	198
Stock-based compensation expense (benefit)	(159)	1,751
Provision (credit) for doubtful accounts receivable	48	(48)
Provision for excess and obsolete inventories	138	983
Loss on disposal of property and equipment	93	—
Changes in operating assets and liabilities (excluding assets sold and liabilities assumed):
Accounts receivable	3,511	(1,399)
Inventories	1,831	(4,923)
Other assets	(198)	123
Accounts payable	(3,395)	1,604
Accrued and other liabilities	(2,379)	37
Deferred revenues	(4,431)	(184)

Net cash used in operating activities	(10,144)	(2,364)

Investing activities:
Sale of product line	9,950	—
Purchases of property and equipment	(40)	(246)
Purchase of patents	(85)	(199)

Net cash provided by (used in) investing activities	9,825	(445)

Financing activities:
Proceeds from issuance of common stock	276	135

Net cash provided by financing activities	276	135

Effect of exchange rates on cash	(143)	(77)

Net decrease in cash and cash equivalents	(186)	(2,751)
Cash and cash equivalents at beginning of period	13,419	23,899

Cash and cash equivalents at end of period	$13,233	$21,148

Supplementary disclosures:
Application of customer deposit to sale of product line	$1,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(As of June 30, 2005)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. (“we”, “our”, the “Company”) and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position at June 30, 2005, the operating results for the three months ended June 30, 2005 and 2004, and the cash flows for the three months ended June 30, 2005 and 2004. These financial statements and notes should be read in conjunction with our audited financial statements and the notes thereto included in our Form 10-K for the year ended March 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for our current fiscal year which ends on April 3, 2006.
     The first quarters of fiscal years 2006 and 2005 and our fiscal year 2005 ended on July 3, 2005, June 27, 2004 and April 3, 2005, respectively. For presentation purposes, the accompanying unaudited condensed consolidated financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.
Liquidity
     The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We reported operating losses of $5.9 million and $4.9 million for the three months ended June 30, 2005 and March 31, 2005, respectively. We also used $10.1 million and $0.1 million cash in operations during the three months ended June 30, 2005 and March 31, 2005, respectively, and expect to use a significant amount of cash in the three months ended September 30, 2005. Due to the continued instability in the semiconductor capital equipment industry, uncertain economic conditions worldwide, and other factors, we cannot predict how long we will incur future losses or whether we will become profitable again. We cannot assure you that our business will not continue to decline or that our performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in its report dated June 27, 2005, which is included in our Form 10-K for the year ended March 31, 2005. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
     Our principal sources of funds have been and are anticipated to be cash on hand ($13.2 million unrestricted as of June 30, 2005), cash flows from operating activities (if any), borrowings under our bank credit facility (if available, see discussion of Material Adverse Change clause in Note 6 to the Unaudited Condensed Consolidated Financial Statements, entitled “Financing Arrangements”) and proceeds from sales of our common stock and other sources. Through our ongoing efforts to decouple our breakeven point from the influence of general market conditions, we are re-examining all aspects of our business for areas of improvement and continue to focus on reducing our fixed cost base and improving our working capital position to better align our operations with market demand and current sales levels. If projected sales do not materialize, the Company will need to further reduce expenses and may require additional equity or debt financing to meet our working capital requirements and to fund our research and development activities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of equity securities or debt financing could result in additional dilution to our current stockholders. There can be no assurance that additional financing will be available, if required, or, if available, will be on terms satisfactory to us.
Revenue Recognition
     Freight terms of sales are normally ExWorks or FOB shipping point unless otherwise negotiated and agreed to in writing by our customers and us. Shipments typically are made in compliance with shipment requirements specified in our customer’s purchase order.

     We sell systems and services (parts, billable service calls, maintenance contracts) related to our metrology products. Some of our sales contracts include multiple revenue-generating activities. Accordingly, we apply EITF 00-21 to determine the separate units of accounting at the inception of revenue arrangements that contain multiple revenue-generating activities and also as each item in the arrangement is delivered. Thereafter, depending on the nature of the deliverable(s) comprising a unit of accounting and the corresponding revenue recognition conventions, revenues are recognized when realized and earned for each unit of accounting upon the satisfaction of general revenue recognition criteria of SAB 104 (as discussed below).
     Systems sales are accounted for as multiple-element arrangements consisting of the sale of the system and the provision for post-shipment services to install the system according to customer specifications Per EITF 00-21, revenues related to the system sale are recognized separately from revenues related to the post-shipment installation services. A Final Acceptance Certificate signed by both the customer and the Company is required to document that customer –specific acceptance provisions were met.
     Pursuant to EITF 00-21, we allocate the system sales contract value between the sale of the system and the sale of the post-shipment services. The total arrangement consideration is fixed and determinable.
     Payment terms for the sales contract value vary and most often are bifurcated such that a significant percentage (usually 80% or more) of the sales contract value is payable upon shipment and the remainder is payable upon the completion and acceptance of post-shipment services as evidenced by the Final Acceptance Certificate. The amount payable upon the completion of the post-shipment services is contingent on delivery of those services.
     We apply the general revenue recognition criteria of SAB 104 as discussed further below, including specifically the customer acceptance determinations described in SAB 104, to determine when the contract’s revenues are realized and earned. The following are the general revenue recognition criteria of SAB 104 and our application of SAB 104:
     Persuasive evidence of an arrangement exists: Our normal and customary business practice is to require a signed customer purchase order or a biding written sales agreement that requires the signatures of our authorized representative and an authorized representative of our customer. The revenues are recognized in that fiscal period in which the agreement was signed by both parties.
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
     The seller’s price to the buyer is fixed or determinable: We do not recognize revenues unless the sales price is fixed or determinable. If the sales contract includes a customer-specific right of return for cash, credit or refund (which is not part of our standard terms and conditions of sale, except for spare parts, which happens very infrequently), that right of return is evaluated to determine if revenues at shipment should be deferred until the right of return has expired. Based on the outcome of that determination, revenues may not be recognized until the right of return for cash, credit or refund has expired, such that the seller’s price to the buyer is fixed or determinable.
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

b.	Standard Product Warranty. We offer a standard product warranty of one year, usually, beginning on the date of customer final acceptance. Additional periods of warranty are sometimes included in the price of the system sale or are sold separately. When service coverage outside the one-year warranty is included in the price of the system sale, we defer the fair market value of that service coverage as a liability for deferred service contract revenues, and recognize those revenues ratably over the service delivery time periods applicable to the contract.

c.	Systems Under Trial and Evaluation Agreements. Revenues are not recognized for shipments of systems under trial and evaluation agreements.

d.	Payment Terms. Payment terms usually are net 30 to net 60 days. In rare circumstances, we agree to extended payment terms greater than 60 days. In those instances, generally involving foreign sales, revenue recognition is deferred until payment is received.
     When post-shipment service revenues are deferred, we defer the cost of these services and recognize them as expenses at the time the related revenues are recognized. In general, the costs of undelivered elements related to post-shipment installation services consist primarily of labor and overhead. At the time of installation, which generally occurs within the first two to four weeks following shipment, installation labor and overhead are incurred and charged to the cost of sales. Since these costs relate to the post-shipment service revenues that are deferred at shipment, an estimate of these costs is credited to the cost of sales at shipment and deferred as deferred installation costs. These costs are recognized as a cost of revenues at the time when the related post-shipment service revenues are recognized.
     Systems revenues on newly introduced products are deferred at shipment and recognized only upon customer acceptance assuming all other revenue recognition criteria have been met. Systems revenues are also deferred if the customer has the right to return the product for credit. In such cases, systems revenues are not recognized until all of the following conditions have been evidenced following the fulfillment of the customer’s purchase order: the right of return has expired and any potential returns would require authorization by our Company under warranty provisions; the price of the sales is fixed or determinable; the payment terms are fixed and enforceable; and collectability is reasonably assured.
     Service and Parts Revenues. We derive service and parts revenues from three primary sources – sale of spare parts, service contracts and service labor. Revenues on the sale of spare parts are recognized when title and risk of loss have transferred to the customer and collectability of the sales price has been reasonably assured. Revenues on service contracts are deferred and recognized on a straight-line basis over the term of the contract. Revenues on time and material services performed are recognized when the services are completed, collectability of the sales price has been reasonably assured and, if applicable, customer final acceptance has been obtained.
     The Company’s service and parts revenues are derived from the maintenance and repair of our metrology products. These revenues are derived either from the performance of maintenance service, direct sales of parts, or service contracts, which are normally of one year in duration. Revenues for parts sales are recognized upon shipment, assuming that all revenue recognition criteria are met. Revenues on billable service calls are recognized upon the completion of services. Revenues related to time-based service contracts are recognized on a pro-rata basis over the term of the service contracts.
Stock-Based Compensation
     The Company has applied Accounting Principles Board Opinion No. 25 in accounting for its stock option plans and has adopted the disclosure provisions of SFAS No. 123. The Company has adopted the provisions of FIN 44, and such adoption did not materially impact the Company’s results of operations. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” The Company has adopted the disclosure provisions of SFAS No. 148.

     Had compensation costs been determined based upon the fair market value at the grant date for awards under the stock option plans and employee stock purchase plans, consistent with the methodology prescribed under SFAS No. 123, our pro forma net income (loss) and pro forma net income (loss) per share under SFAS No. 123 would have been:

	Three Months Ended June 30,
	2005	2004
	(In thousands, except per share data)
Pro forma Net Income (loss) Under SFAS No. 123
Net income (loss) (in thousands)
As reported	$2,446	$(1,169)
Add: Stock-based employee compensation expense (benefit) included in the determination of net income (loss), as reported	(159)	1,751
Deduct: Stock-based employee compensation expense as determined using the fair value method	(249)	(1,401)

Pro forma net income (loss)	$2,038	$(819)

Basic net income (loss) per share
As reported	$0.07	$(0.03)
Pro forma	$0.06	$(0.02)

Diluted net income (loss) per share
As reported	$0.07	$(0.03)
Pro forma	$0.05	$(0.02)
     The weighted average grant-date fair market value of our stock options was $0.84 and $2.95 for the three months ended June 30, 2005 and 2004, respectively. These values were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended June 30,
	2005	2004
Assumptions for Estimating Fair Value of Option Grants
Risk-free interest rate	3.8%	3.1%
Expected dividend yield	—	—
Expected volatility	74%	100%
Expected life in years	3.2	5.0
     Material grants of equity instruments, including options, issued to non-employees are accounted for under FAS 123 and EITF 96-18. The Company has issued fewer than 50,000 such options in its history.
     The weighted average grant-date fair market value of our stock purchase rights granted under our employee stock purchase plans was $1.00 and $0.17 for the three months ended June 30, 2005 and 2004, respectively. These values were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended June 30,
	2005	2004
Assumptions for Estimating Fair Value of ESPP Purchase Rights
Risk-free interest rate	3.4%	1.2%
Expected dividend yield	—	—
Expected volatility	48%	60%
Expected life in years	0.5	1.3
     Stock-based employee compensation expense (benefit) included in net income as reported includes amounts for two events: the stock options assumed during the acquisition of Sensys Corporation, and the stock option exchange on September 10, 2003.

     As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The related deferred stock compensation benefit, net of amortization expense, for the three months ended June 30, 2005 was $0.2 million, compared to deferred stock compensation amortization expense of $0.3 million for the three months ended June 30, 2004. This net benefit includes deferred stock compensation amortization expense of $7,000 offset by deferred stock compensation benefit of $0.2 million. The deferred stock compensation benefit represents a reversal of cumulative deferred stock compensation amortization expense for unvested options cancelled due to reduction in force in the fiscal first quarter of 2006. The deferred stock compensation amortization expense reflects the vesting schedules of the stock options and reductions in headcount due to employee turnover and reduction in force programs that began during fiscal 2003. A portion of the deferred stock amortization expense is included in cost of revenues. As of June 30, 2005, $8,000 of deferred stock compensation related to the Sensys acquisition remains to be amortized over future periods.
     As a result of the completion of the employee stock option exchange program, effective September 10, 2003, we recorded deferred compensation expense related to the variable accounting treatment for stock options of $51,000 and $1.5 million for the three months ended June 30, 2005 and 2004, respectively. These expenses reflect the options eligible for exchange that were outstanding since September 10, 2003 and the options issued to eligible participants within the nine months prior to or following September 10, 2003. Due to variable accounting, compensation expense is being recorded for the pro-rata vesting of these options over time based on increases or decreases in the period-end stock price over and above the exercise price of the new options. In future periods, the expense could increase as more shares become vested and/or if the stock price increases. Reductions to this expense may also be recorded if the stock price decreases, but such reductions will be limited to the amount of net expense previously recorded. As of June 30, 2005, the Company has recorded approximately $0.2 million in accumulated deferred compensation expense.
     On November 24, 2004, the Company adopted a Director Stock Option Agreement which provides accelerated vesting of options granted to the Company’s Directors upon a change in control of the Company.
     In fiscal 2000, we established a deferred executive compensation plan. The Company had recognized the amounts payable to participants as non-current liabilities. The Company closed its deferred executive compensation plan on December 16, 2004 and distributed all assets to the participants.
Recently Issued Accounting Pronouncements
     In October 2004, the FASB approved EITF Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” which addresses an issue in the application of paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. In November 2004, the FASB delayed, until further notice, the effective date of this issue. We do not expect any material impact of the disclosure requirements of EITF Issue 04-10 on our consolidated financial statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. The amendments made by SFAS No.151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial statements.
     In December 2004, the FASB issued SFAS 123R (revised 2004), “Share Based Payment.” SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair market value of the entity’s equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award over the period during which an employee is required to provide service for the award. The grant-date fair market value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair market value and that the fair market value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for the Company is for the first annual period beginning after June 15, 2005, i.e. our fiscal year ended March 31,

2007. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statement of operations.
     On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expenses, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our results of operations and financial position when we adopt it in fiscal 2007.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.
2. Balance Sheet Components

	June 30,	March 31,
	2005	2005
	(In thousands)
Inventories:
Purchased materials	$11,627	$11,339
Systems in process	6,982	9,700
Finished systems	5,545	4,537
Inventory at customer locations	3,944	5,294

Total inventories	$28,098	$30,870

	June 30,	March 31,
	2005	2005
	(In thousands)
Property and equipment:
Laboratory and test equipment	$4,058	$4,659
Office furniture and equipment	10,225	10,802
Machinery and equipment	732	709
Leasehold improvements	8,605	8,649

Total property and equipment	23,620	24,819
Accumulated depreciation and amortization	(21,492)	(21,843)

Total property and equipment, net	$2,128	$2,976

     During the three months ended June 30, 2005, the Company disposed of equipment having a gross value of $164,000 and accumulated depreciation of $71,000. There was a loss of approximately $93,000 on the disposals.

	June 30,	March 31,
	2005	2005
	(In thousands)
Accrued liabilities:
Accrued compensation and related expenses	$2,937	$3,352
Accrued warranty	1,303	1,656
Commissions payable	1,013	1,830
Income taxes	5,004	4,972
Restructuring liabilities	831	178
Other accrued liabilities	2,416	3,796

Total accrued liabilities	$13,504	$15,784

3. Comprehensive Gain (Loss)
     Comprehensive gain (loss) consists of the net income (loss) for the period and the change in accumulated foreign currency translation adjustments during the period. For the three months ended June 30, 2005 and 2004, comprehensive gain (loss) amounted to approximately $2.3 million and $ (1.2) million, respectively.
4. Net Income (Loss) Per Share
     Basic net income (loss) per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events.
     Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the potential dilution of securities by including stock options and outstanding warrants. Outstanding stock options and warrants are considered dilutive only if their exercise price is less than the closing market price of the Company’s stock at the period end. Additionally, no adjustment is performed for dilutive shares for the period that the Company has experienced a net loss.
     The following table summarizes securities outstanding as of June 30, 2005 and 2004, respectively, which were not included in the calculation of diluted net income (loss) per share for the three months ending June 30, 2005 and 2004, respectively.

	June 30,
	2005	2004
	(In thousands)
Securities Excluded from Diluted Net Income (Loss) per Share

Stock options	3,869	5,510
Warrants	47	79
     The stock options outstanding that were excluded from the diluted net income (loss) per share had a weighted average exercise price of $5.02 and $5.29 at June 30, 2005 and 2004, respectively. The warrants outstanding that were excluded from the diluted net income (loss) per share had a weighted average exercise price of $3.82 and $3.68 at June 30, 2005 and 2004, respectively.
     A reconciliation of basic and diluted income (loss) per share is presented below:

	Three Months Ended
	June 30,	June 30,
	2005	2004
Basic:
Net income (loss)	$2,446	$(1,169)

Weighted shares outstanding	36,349	35,637

Net income (loss) per share	$0.07	$(0.03)

Diluted:
Net income (loss)	$2,446	$(1,169)

Weighted shares outstanding	36,349	35,637
Effect of dilutive securities:
Stock options	1,083	—

Diluted weighted shares outstanding	37,432	35,637

Net income (loss) per share	$0.07	$(0.03)
5. Commitments and Contingencies
     We lease our facilities under non-cancelable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. We are required pursuant to the terms of facility leases to maintain two standby letters of credit in the amounts of $1.3 million on the primary headquarters and manufacturing facility located at 1250 Reliance Way, Fremont, California and $0.1 million on a facility located on Kato Road, also in Fremont. No amounts have been drawn against these standby letters of credit.
     Rent expense was approximately $0.4 million and $0.7 million for the three months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, future minimum lease payments under non-cancelable operating leases (facilities and equipment leases) are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Contractual obligations By Fiscal Year March 31:
Operating lease obligations	$1,241	$1,853	$1,654	$1,229	$1,143	$1,012	$8,132
     Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct the Company’s business. These leases are non-cancelable and expire at various dates through 2011. Certain of our facility leases include a provision to extend the lease term, including the lease for our primary headquarters and manufacturing facility in Fremont, California, which includes an option to extend the lease to February 2021. Our facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, market adjusted rates.
     On August 12, 2004, we entered into an agreement with a third party involving a mutual exchange of intellectual property rights, effective July 1, 2004. The mutual exchange of intellectual property rights was the settlement of potential patent litigation between the two parties to the agreement. During the term of the agreement, until either the patents involved expire or the Company stops using that technology, Therma-Wave agreed to pay a royalty of $50,000 for each stand-alone tool shipped by Therma-Wave that uses scatterometry to perform CD measurements and $12,500 for each integrated tool on behalf of a scatterometry product sold. These royalties are adjustable annually for changes in the consumer price index. Amounts due under the agreement have been paid or accrued as liabilities and have been charged to cost of sales or pre-paid royalties included in other current assets, as appropriate, as of June 30, 2005.
     Effective April 19, 2005, Therma-Wave entered into an exclusive representative agreement with Hermes-Epitek Corporation, under which Hermes-Epitek became an exclusive representative in certain countries to sell and service our Therma-Probe and Opti-Probe families of metrology products.
     Pursuant to the terms of this agreement, Hermes-Epitek serves as the exclusive representative for our Therma-Probe and Opti-Probe metrology product lines for China, Malaysia, Singapore and Taiwan. Therma-Wave pays Hermes-Epitek a commission on the sale of these products when the products are installed and where the sales process or purchasing decision was directly influenced by Hermes-Epitek. Additionally, Hermes-Epitek provides our customers with support services for the products, including, among other things, installation services and qualification testing. The term of this agreement is twenty-four months, with a provision for automatic renewal for additional twelve-month terms.
     On July 1, 2005, Therma-Wave and Tokyo Electron Limited, a Japanese corporation (TEL), completed an Asset Purchase Agreement providing for the sale of the Company’s Compact Critical Dimension-integrated (CCD-i) product line (including the transfer of certain tangible assets, intellectual property and personnel related to the applications, support and manufacturing of the CCD-i product line) to TEL, for a cash payment by TEL of $8.95 million, plus cancellation by TEL of $1.0 million in outstanding pre-paid purchase orders, and the assumption by TEL of certain liabilities relating to the purchased assets. The Asset Purchase Agreement contains customary representations, warranties and covenants of the parties, including a time-based covenant by the Company not to compete with respect to integrated metrology device, and indemnification covenants by both parties. The agreement also contains provisions for short-term transition services, an option to purchase an Opti-Probe film measurement tool at a discounted price and a commitment by the Company, under certain circumstances, to provide and manufacture an Integrated Metrology Device for up to 36 months.

     The following table shows the calculation of the gain on the sale of the CCD-i product line to TEL:

Three Months
Ended June 30,
2005
(In thousands)
Calculation of gain on sale of product line:

Proceeds from sale of product line:
Cash payment by TEL	$8,950
TEL deposit applied to sale of product line	1,000

Total proceeds from sale of product line	9,950

Less: Net assets sold and transaction expenses:
Property and equipment, net	79
Inventory	803
Patents, net	271
Accrued warranty assumed by TEL	(243)
Legal expenses	296
Transaction costs and other	194

Total net assets sold, and transaction expenses:	1,400

Gain on sale of product line	$8,550

6. Financing Arrangements
     On June 11, 2005, we renegotiated our loan and security agreement, as well as a streamline facility agreement, with Silicon Valley Bank (SVB) extending it to June 11, 2007. The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The bank credit facility allows us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (7.75% as of June 30, 2005). The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (8.00% as of June 30, 2005). We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of June 30, 2005 and March 31, 2005, we had $1.4 and $3.2 million, respectively, in outstanding letters of credit under the loan and security agreement. No amounts have been drawn against these standby letters of credit.
     The SVB credit facility contains certain restrictive covenants, which require the Company to maintain a minimum adjusted quick ratio covenant and a minimum tangible net worth covenant. In addition, the Company is required to comply with covenants that limit the Company’s ability to, among other things, merge or consolidate with another corporation or entity, dispose of assets, make acquisitions, incur indebtedness, grant liens, make investments, pay dividends or repurchase stock. As of June 30, 2005, we were in compliance with all the covenants in the loan and security agreement.

     The loan and security agreement includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in the Company’s business, operations, or financial or other condition of the Company, or a material impairment of the prospect of repayment of any portion of its outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral.
Indemnification
     We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by the Company of third party intellectual property. The Company also concluded certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship and only to the extent consistent with the Company’s bylaws and applicable law. In June 2005, under the terms of the sale of the CCD-i product line to TEL, the Company, under certain circumstances, committed to provide and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of June 30, 2005, we have not incurred any losses under such indemnification provisions during the periods covered in this report and believe that the fair value of our indemnification obligations is not material.
Legal Proceedings
     We are not aware of any material legal proceedings pending against us at this time. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business, including initiating litigation in order to enforce any patents issued to or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed in the section of this quarterly report titled “Factors Affecting Future Results,” could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
7. Restructuring, Severance and Other Costs
     The following tables summarize the changes in restructuring, severance and other costs during the three months ended June 30, 2005 and 2004, respectively:

	Liability			Liability
	as of March			as of June
	31, 2005	Provision	Payments	30, 2005
	(In thousands)
Restructuring severance and other costs incurred
Severance and workforce reduction	$—	$1,225	$(660)	$565
Consolidation of excess facilities	178	188	(100)	266
Other	—	54	(54)	—

Total	$178	$1,467	$(814)	$831

	Liability			Liability
	as of March			as of June
	31, 2004	Provision	Payments	30, 2004
(In thousands)
Restructuring severance and other costs incurred
Consolidation of excess facilities	$220	$373	$(119)	$474

Restructuring provision recorded during three months ended June 30, 2005.
     During the three months ended June 30, 2005, we recorded approximately $1.5 million in charges related to restructuring, severance and other costs. Provision for severance and workforce reduction consists of approximately $0.7 million and $0.5 million, respectively, for reductions in workforce as part of restructuring of our North American and Asian operations. Provision for consolidation of excess facility includes $0.1 million in office closing cost and $0.1 million related to change in our estimate of potential sublease income to zero. The Company believes that any sublease of a previously vacated facility in Santa Clara is unlikely since the lease of the Santa Clara facility expires in March 2006. Other charges of $0.1 million represent a liability to a distributor resulting from restructuring of our Asian operations and was settled during the three months ended June 30, 2005.
Restructuring provision recorded during three months ended June 30, 2004.
     During the fiscal first quarter of 2005, we recorded approximately $0.4 million in charges related to restructuring, severance and other costs. The additional $0.4 million was recorded as leased facility charges due to the change in our estimates of potential sublease income and the sublease date on a previously vacated facility in Santa Clara. The $0.4 million charge reflects the difference between the estimated sublease income (now zero) and the actual sublease income for this facility. The lease on this facility will expire on March 31, 2006.
Restructuring of the Company’s North American operations.
     On April 8, 2005, the Company adopted a restructuring plan aimed at increasing the Company’s operating efficiency and reducing corporate expenses. The Company reduced the number of separate internal operating groups from 11 to 6 through a streamlining of its corporate structure. The Company eliminated 24 employees, or approximately 9 percent of its North American workforce. The cash expenditure in connection with the restructuring plan of approximately $0.7 million, related to severance and workforce reduction, was recorded during the Company’s fiscal first quarter of 2006.
     On July 29, 2005, the Company made the decision to close its facility located at 48500 Kato Road, Fremont, California 94538. The decision was made in conjunction with the Company’s restructuring plan adopted on April 8, 2005 aimed at increasing the Company’s operating efficiency and reducing corporate expenses. The facility is expected to be closed by the end of August 2005. The facility lease, pursuant to a written agreement, dated June 5, 2000, between the Company and Minos Management Company, Inc., expires on May 31, 2008. The Company intends to sublease the facility until expiration of the lease agreement. The charge in connection with the facility closing is expected to be in a range of approximately $2.0 million to $2.2 million, related to net rental expenses, asset impairment and costs to return the building to its original state upon expiration of the lease. This charge is expected to be recorded during the Company’s fiscal second quarter of 2006. If facility rental rates continue to decrease or if it takes longer than expected to sublease the facility, the maximum amount, by which the restructuring charge could exceed the original estimate, is $0.3 million.
     Additionally, in connection with the restructuring plan adopted on April 8, 2005, we restructured our workforce by fifteen employees on July 21, 2005. The charge in connection with the lay-off is expected to be approximately $0.1 million, related to severance and related costs, and is expected to be recorded during the Company’s fiscal second quarter of 2006, ending October 2, 2005.

Restructuring of the Company’s Asian operations.
     On April 19, 2005, the Company adopted a plan to restructure its Asian operations and entered into an exclusive representative agreement with Hermes-Epitek Corporation. Pursuant to the terms of the agreement, Hermes-Epitek serves as the exclusive representative for our Therma-Probe and Opti-Probe metrology product lines for China, Malaysia, Singapore and Taiwan (For further information, see Note 5 of Notes to the Unaudited Condensed Consolidated Financial Statements, entitled “Commitments and Contingencies”). In connection with such restructuring plan, the Company incurred severance and related charges, charges in connection with the closing and write-offs for certain fixed assets. Restructuring charges of approximately $0.6 million were recorded in the fiscal first quarter of 2006 and are expected to be paid in the fiscal second quarter of 2006. Of this amount, $0.5 million and $0.1 million, respectively, relate to reduction in Asian workforce of 52 employees and office closing costs.
8. Accrued Warranty
     At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligations. Our estimate is based primarily on historical experience. Changes in the accrued warranty during the three months ended June 30, 2005 and 2004, respectively, are summarized as follows:

		Provisions
		for Warranties	Settlements
		Issued	Of
	Beginning	During	Pre-Existing	Ending
	Balance	The Period	Warranties	Balance
	(In thousands)
Accrued Warranty
Three Months Ended June 30, 2005	$1,656	$104	*($ 457)	$1,303

Three Months Ended June 30, 2004	$1,731	$353	($458)	$1,626

*	Includes $243,000 assumed by TEL. See Note 5 of Notes to the Unaudited Condensed Consolidated Financial Statements, entitled “Commitments and Contingencies”.
9. Other Assets, Net
     Capitalized patent acquisition costs are included in non-current other assets, net. Capitalized patent acquisition costs are amortized on a straight-line basis over the estimated useful life of the patent, generally five years. During the three months ended June 30, 2005, amortization of patent assets was $0.2 million for each of the three months ended June 30, 2005 and 2004. Amortization of the remaining net book value of our patent portfolio as of June 30, 2005 of $0.7 million for fiscal years 2006 and 2007 is estimated to be $0.5 million and $0.2 million, respectively.
10. Segment Information
     We operate in one segment. We market, manufacture and service process control metrology systems within the semiconductor equipment market. This determination was reached upon review of the structure of our internal organization, the financial information that our chief operating decision maker uses to make decisions about operating matters such as resource allocations and performance assessment, and the structure of discrete financial information available. All products and services are marketed in each geographic region in which we operate.
     Within our one operating segment, we have identified two revenue-generating activities for purposes of external reporting: systems and services. Both systems and services share a similar customer base and economic environment, and share internal operating resources and assets. We do not internally report profitability for each of these revenue-generating activities. Decisions are based on the combined impact of the decisions on the results of systems and services. Therefore, while we have been reporting revenues and cost of revenues for the systems and services separately, we do not consider these revenue generating activities to constitute separate operating segments.
     In terms of systems revenues, we sell the Therma-Probe, Opti-Probe and Integra families of products. These product lines are manufactured in the same facility, by the same people and share the same economic environments. Specifically, they have in common the nature of the product, the nature of the production processes, the type or class of customer, the methods used to distribute them and the nature of the regulatory environment. Our systems are all metrology tools used in the semiconductor manufacturing processes; therefore, we consider them to be similar products and believe that their revenues and cost of sales are best presented to investors combined into one financial statement line item, systems, in order for the users of the financial statements to understand our performance, assess our prospects for future net cash flows, and make more informed judgments about the enterprise as a whole.
     All products and services are marketed in each geographic region in which we operate. Our current product offerings qualify for aggregation under SFAS No. 131 as our products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.
     Net revenues from external customers are attributed to individual countries based on the location to which the products or services are being delivered. Revenues from Europe, excluding Germany, are the sum of net revenues generated in the United Kingdom, France, Italy, Israel and Ireland, among others, each of which does not represent greater than 10% of total net revenues. The following table summarizes the percentage of our total net revenues by geography for the three months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,
	2005	2004
Revenues by Country
Germany	38%	3%
United States	22%	25%
Japan	17%	12%
Taiwan	10%	6%
Europe, excluding Germany	7%	7%
Korea	4%	17%
China	1%	12%
Singapore	1%	18%

Total	100%	100%

     Net revenues in each geographic area are recognized according to our revenue recognition policy as described in Note 1 of these Notes to Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales to customers outside of the United States were $13.5 million and $15.8 million for three months ended June 30, 2005 and 2004, respectively.
     Two customers each accounted for 39% and 13% of our net revenues for the three months ended June 30, 2005. For the three months ended June 30, 2004, two customers each accounted for 17% and 13% of our net revenues.
     The following is a summary of our operations by geographic area. The net revenues reported here reflect the location of operations, not the location of product delivery. We also have operations in the United Kingdom, Japan, China, Taiwan, Israel and Korea, each of which is individually not material for separate disclosure. Substantially all of our long-lived assets are located in the United States.

		Other
		Foreign
	U.S.	Locations	Eliminations	Consolidated
Segment Information (in thousands)
Three Months Ended June 30, 2005
Sales to unaffiliated customers	$15,112	$2,427	$—	$17,539
Transfers between geographic regions	(430)	552	(122)	—

Total net revenues	$14,682	$2,979	$(122)	$17,539

Operating income (loss)	$(6,355)	$(56)	$469	$(5,942)

Three Months Ended June 30, 2004
Sales to unaffiliated customers	$18,783	$2,368	$—	$21,151
Transfers between geographic regions	(372)	(411)	783	—

Total net revenues	$18,411	$1,957	$783	$21,151

Operating income (loss)	$(1,065)	$(166)	$10	$(1,221)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our ability to manage our costs and reduce operating expenses, our ability to improve long-term profitability, our ability to provide cost efficiencies and sustain our operations and cash position, our ability to continue the successful development and introduction of new products and improvement of current products, the charges to be incurred in connection with, and the cost savings resulting from, our restructurings, cost savings from the transaction with TEL, future stock-based employee compensation charges, cash consumption for the second quarter of 2006 and trends in our financial performance. Factors that could cause actual results to differ materially from the forward-looking statements include the cyclicality of our business, the loss of one or more large customers, our ability to protect our intellectual property, our ability to successfully compete against larger companies, our ability to access additional capital in the future, our ability to develop new and advanced products in the future, our ability to attract and retain key personnel, our ability to receive supplies from single source suppliers, possible disruptions to our business and the impact on remaining employees of the restructuring activities, disruptions at our manufacturing facilities and general political, economic and stock market conditions and events, both domestically and internationally. These factors and others are described in more detail in our public reports filed with the Securities and Exchange Commission, such as those discussed in the “ Factors Affecting Future Results” section of our annual report on Form 10-K for the fiscal year ended April 3, 2005, all quarterly reports on Form 10-Q for the following fiscal quarters, all subsequent current reports on Form 8-K and all of our prior press releases. All forward-looking statements in this press release are based on information available to us as of the date hereof, and we assume no duty to update these forward-looking statements.
     Overview
     We develop, manufacturer, market and service process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters to enable semiconductor manufacturers to maintain high overall manufacturing yield, increase their equipment productivity and reduce the size of the circuit features imprinted on the semiconductor to thereby improve the performance of the semiconductor device. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe CD™ and RT/CD®, and Integra® integrated metrology products, use proprietary and patented technology to provide precise, non-contact, non-destructive measurement for the basic building blocks, or process modules, used in the manufacture of integrated circuits.
     Our services include selling parts, billable service calls, and maintenance contracts related to our metrology products. Service and parts revenues are derived either from the performance of billable service calls, direct sales of parts or service maintenance contracts, which are normally of one-year duration. We do not service any products other than those sold by us.

     At the beginning of fiscal 2006, our Board of Directors and management identified several important initiatives aimed at helping us achieve our key strategic and financial objectives of driving the Company towards long-term sustainable profitability, improving our cash reserves and cash flow, continuing to improve our competitive positioning in the market for leading edge metrology solutions, reducing our overall fixed cost structure and minimizing our dependency on market conditions to achieve breakeven, and, ultimately, increasing stockholder value.
     The actions undertaken during the fiscal first quarter of 2006 reflect significant progress on the path to achieving these key objectives. Specifically, we announced the streamlining of our North American corporate structure. This dedicated effort to reduce costs and improve operating efficiencies reduced our North American staff by approximately 9%, including reducing the executive staff from 11 to 6, and improved internal operating efficiencies. This key cost reduction effort is expected to result in $3 million in annualized cost savings during fiscal 2006.
     During the fiscal first quarter of 2006, we named Hermes-Epitek to represent Therma-Wave products in select Asian markets. We expect that this action will improve customer satisfaction, expand our ability to serve customers in the region more effectively, and, is expected to reduce our fixed annual costs by approximately $4 million. (For further information, see Note 5 of Notes to the Unaudited Condensed Consolidated Financial Statements, entitled “Commitments and Contingencies”.)
     During the fiscal first quarter of 2006, we sold the Company’s Compact Critical Dimension - integrated (CCD-i) product line to TEL for $9.95 million in total proceeds. In addition to providing an influx of cash of $8.95 million during the fiscal first quarter of 2006, this sale eliminated an unprofitable product line from the Company’s product portfolio, allowed further cost and headcount reductions as we transferred employees working on CCD-i to TEL, and is expected to result in $1.5 million in annualized savings.
     From a financial perspective, in the fiscal first quarter of 2006 we renewed our $15 million line of credit for two years to June 2007 improving our access to capital and enhancing our financial flexibility. (For further information, see Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements, entitled “Financing Arrangements”.) Additionally, we retained Needham & Company as our strategic financial advisor to review partnering, financing and business development options as additional opportunities for improving cash and liquidity.
     Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory valuation, allowance for doubtful accounts receivable and returns, valuation of long-lived assets and intangible assets, income taxes and warranty and other current liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. For a discussion of critical accounting policies and estimates, see our annual report on Form 10-K for the fiscal year 2005.
     Results of Operations
     The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the fiscal first quarters of 2006 and 2005 were derived from our unaudited condensed consolidated financial statements which, in the opinion of management, reflect all adjustments necessary for the fair statement of the financial condition and results of operations for such periods.

	Three Months Ended June 30,
	2005	2004
Net revenues
Product	72.5%	76.5%
Service and parts	27.5%	23.5%

Total net revenues	100.0%	100.0%
Cost of revenues
Product	36.6%	33.6%
Service and parts	22.8%	15.7%

Total cost of revenues	59.4%	49.3%

Gross profit	40.6%	50.7%

Operating expenses:
Research and development	21.9%	24.9%
Selling, general and administrative	44.2%	29.8%
Restructuring, severance and other	8.4%	1.8%

Total operating expenses	74.5%	56.5%

Operating loss	(33.9)%	(5.8)%

Other income (expense):
Gain on sale of product line	48.7%	0.0%
Interest expense	(0.3)%	0.0%
Interest income	0.2%	0.3%
Other, net	(0.5)%	0.0%

Total other income, net	48.1%	0.3%

Income (loss) before provision for income taxes	14.2%	(5.5)%
Benefit (provision) for income taxes	(0.2)%	0.0%

Net income (loss)	14.0%	(5.5)%

     Net Revenues. Net revenues for the fiscal first quarter of 2006 were $17.5 million, an increase of $1.5 million, or 9%, from $16.0 million reported in the fiscal fourth quarter of fiscal 2005. During the fiscal first quarter of 2006, we recognized $6.7 million in revenue deferred from shipments in prior quarters related to one customer. These revenues related to the completion of final acceptances and satisfaction of all revenue recognition criteria in accordance with the original terms of the sale. Without the recognition of these deferred revenues, net revenues for the fiscal first quarter would have been $10.8 million, a decrease of $5.2 million, or 33%, from the fiscal fourth quarter of 2005. Revenues from CCD-i products sold to TEL were $1.4 million and $0.9 million in the fiscal first quarter of 2006 and the fiscal fourth quarter of 2005, respectively. There will be no revenues from CCD-i products in the future.
     Service and parts revenues, which include selling parts, billable service calls, and maintenance contracts related to our metrology products, were slightly lower than in the fiscal fourth quarter of 2005 by $0.1 million, or 1%, due to a decrease in net revenues from service contracts initially sold with systems during prior periods. Systems (products) revenues are more variable than services revenues in general, because services revenues are generated from our installed base of systems, which fluctuates gradually as the warranty periods of newer systems expire causing those systems to require paid parts and repair services and older systems are either decommissioned or replaced with newer models.

     Net revenues decreased $3.6 million, or 17%, from $21.2 million reported in the fiscal first quarter of 2005. This decrease came from both lower systems revenues, down $3.5 million, or 21%, and lower services revenues, down $0.1 million or 3%. The year over year decrease in net revenues was due to an industry down-turn that began in the fiscal third quarter of 2005. Since that time, we have experienced a decrease in demand for our products and services.
     Export sales to customers outside of the United States accounted for approximately 78% and 75% of our total net revenues for the fiscal first quarters of 2006 and 2005, respectively. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. The flow of orders and shipments by country are uneven. Therefore, the percentage of revenues by country may vary greatly from period to period. For more information on revenues by country for the first fiscal quarters of 2006 and 2005, respectively, see Note 10 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
     Gross Profit. Gross profit for the fiscal first quarter of 2006 was $7.1 million, an increase of $1.1 million, or 18%, from a gross profit of $6.0 million in the fiscal fourth quarter of 2005. This improvement in margin was primarily due to a net benefit of $0.9 million from the sale of inventory previously written down. Compared to the fiscal first quarter of 2005, gross profit decreased $3.6 million, or 34%. This decrease was due to unfavorable absorption resulting from a decrease in the volume of products manufactured. As a percentage of net revenues, gross profit for the fiscal first quarter of 2006 was 40.6%, compared to 37.7% for the fiscal fourth quarter of 2005 and 50.7% for the fiscal first quarter of 2005.
     Research and Development (R&D) Expenses. R&D expenses, excluding stock-based compensation expense (benefit), for fiscal first quarter of 2006 were $4.0 million, a decrease of 9% and 8% from R&D expenses of $4.4 million in the fiscal fourth quarter 2005 and fiscal first quarter of 2005, respectively. The decrease in R&D expenses compared with the prior periods primarily reflects lower costs for equipment, project materials and outside services. We expect our R&D expenses to continue to decline.
     Selling, General and Administrative (SG&A) Expenses. SG&A expenses, excluding stock-based compensation expense (benefit), for the fiscal first quarter of 2006 were $7.7 million, an increase of 6% from SG&A expenses of $7.3 million in fiscal fourth quarter of 2005. Compared to the fiscal first quarter of 2005, SG&A expenses increased $2.0 million, or 34% from $5.8 million, primarily due to increased spending on our efforts to achieve Sarbanes-Oxley Section 404 compliance. Included in SG&A expenses for the fiscal first quarter of 2006 are approximately $1.9 million in expenses related to Sarbanes-Oxley Section 404 compliance.
     Restructuring, Severance and Other. Restructuring expenses for the fiscal first quarter 2006 were $1.5 million, an increase of $1.1 million, or 293%, from restructuring expenses of $0.4 million in the fiscal first quarter 2005. The increase is due to restructuring of our North American and Asian operations commenced in the fiscal first quarter of 2006 (For further information, see Note 7 of Notes to the Unaudited Condensed Consolidated Financial Statements, entitled “Restructuring, Severance and Other Costs”). No restructuring, severance and other expenses were incurred during the fiscal fourth quarter of 2005.
     Stock-Based Employee Compensation. Stock-based employee compensation expense included in net income as reported includes amounts for two events: the stock options assumed during the acquisition of Sensys Corporation, and the stock option exchange on September 10, 2003. In the fiscal first quarter of 2006, we recognized an employee stock-based compensation benefit of $0.2 million. This benefit consists of deferred stock compensation benefit, net of amortization expense, related to Sensys acquisition of $0.2 million, offset by an expense related to variable accounting for the stock exchange of $51,000. In the fourth fiscal quarter of 2005, we recognized an employee stock-based compensation expense of $0.9 million consisting of an expense related to variable accounting of $0.8 million and amortization expense related to Sensys acquisition of $38,000. In the fiscal first quarter of 2005, we recognized an employee stock-based compensation expense of $1.8 million consisting of an expense related to variable accounting of $1.5 million and amortization expense related to Sensys acquisition of $0.3 million.
     As part of the acquisition of Sensys, we recorded $3.5 million of stock-based compensation to be amortized over the vesting period of the options. The related deferred stock compensation benefit, net of amortization expense, for the fiscal first quarter of 2006 was $0.2 million, compared to deferred stock compensation amortization expense of $38,000 and $0.3 million for the fiscal fourth quarter of 2005 and the fiscal first quarter of 2005, respectively. This net benefit includes deferred stock compensation amortization expense of $7,000 offset by deferred stock compensation benefit of $0.2 million. The deferred stock compensation benefit represents a reversal of cumulative deferred stock compensation amortization expense for unvested options cancelled due to reduction in force in the fiscal first quarter of 2006. The deferred stock compensation amortization expense reflects the vesting schedules of the stock options and reductions in headcount due to employee turnover and reduction in force programs that began during fiscal 2003. A portion of the deferred stock amortization expense is included in cost of revenues. As of the end of the fiscal first quarter of 2006, $8,000 of deferred stock compensation related to the Sensys acquisition remains to be amortized over future periods ending in January 2006.

     As a result of the completion of the employee stock option exchange program, effective September 10, 2003, we recorded $51,000 of stock-based compensation expense in the fiscal first quarter of fiscal 2006. The stock-based compensation benefit is primarily a result of the increase in the closing stock price from $1.67 per share at the end of the fiscal fourth quarter of 2005 compared to $2.18 per share at the end of the fiscal first quarter of 2006. This benefit reflects the options eligible for exchange on September 10, 2003 and reflects options issued to eligible participants within the six months prior to and following September 10, 2003. Due to variable accounting, compensation expense is being recorded for the vesting of these options over time, based on increases or decreases in the period-end stock price over and above the exercise price of the new options. In future periods, the expense could increase as more shares become vested and if our stock price increases. Reductions to expense may also be recorded if our stock price decreases, but such reductions will be limited to the amount of net expense previously recorded. As of the end of the fiscal first quarter of 2006, $0.2 million of deferred stock compensation related to the variable accounting treatment for certain stock options remaining to be amortized over future periods based on the closing stock price at the end of the quarter. The amount of deferred stock compensation expense (benefit) in the fiscal second quarter of 2006 will reflect three months of vesting and depend primarily on our closing stock price at the end of the quarter. If the closing stock price is higher than at the end of the fiscal first quarter of 2006, we expect to record an expense. Conversely, if the closing stock price is lower than at the end of the fiscal first quarter of 2006, we expect to record a benefit from deferred stock compensation amortization not to exceed the cumulative deferred stock compensation expense of $0.2 million previously recorded.
     Other Income (Expense). Other income, net, for the fiscal first quarter of 2006 was $8.4 million, an increase of approximately $8.4 million compared to other income, net, of $46,000 and $52,000 in the fiscal fourth quarter of 2005 and fiscal first quarter of 2005, respectively. This increase was due to gain on sale of a CCD-i product line to TEL of $8.6 million, which was partially offset by a loss on disposal of property and equipment of $0.1 million and higher interest expense of $0.1 million due to an increase in interest rates. (For details of the sale of product line, see Note 5 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, entitled “Commitments and Contingencies”.)
     Net Income (Loss). The combination of all the factors discussed above contributed to a net income of $2.4 million, or $0.07 per basic and diluted share, for the fiscal first quarter of 2006. This compares to a net loss of $5.1 million, or negative $0.14 per basic and diluted share, in the fiscal fourth quarter of 2005 and a net loss of $1.2 million, or negative $0.03 per basic and diluted share, in the fiscal first quarter of 2005. The increase in net income in the fiscal first quarter of 2006 was due to gain on sale of a CCD-i product line to TEL of $8.6 million.
     Liquidity and Capital Resources
     Our principal sources of funds have been and are anticipated to be cash on hand ($13.2 million unrestricted as of the end of the fiscal first quarter of 2006), cash flows from operating activities (if any), borrowings under our bank credit facility (if available, see discussion of Material Adverse Change clause in Note 6 to the Unaudited Condensed Consolidated Financial Statements, entitled “Financing Arrangements”) and proceeds from sales of our common stock and other sources. Through our ongoing efforts to decouple our breakeven point from the influence of general market conditions, we are re-examining all aspects of our business for areas of improvement and continue to focus on reducing our fixed cost base and improving our working capital position to better align our operations with market demand and current sales levels. If projected sales do not materialize, we will need to further reduce expenses and may require additional equity or debt financing to meet our working capital requirements and/or to fund our research and development activities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity securities or debt financing could result in additional dilution to our current stockholders. There can be no assurance that additional financing will be available, if required, or, if available, will be on terms satisfactory to us.
     Our cash balance decreased by $0.2 million during the fiscal first quarter of 2006 from $13.4 million to $13.2 million, primarily due to operating activities, which consumed $10.1 million. Excluding net cash proceeds from the sale of a CCD-i product line to TEL of $8.95 million, our cash balance decreased by $9.1 million. Investments in property and equipment and in our patent portfolio used $0.1 million, which were more than offset by proceeds of $9.95 million from the sale of our CCD-i product line, including customer deposit applied to sale of the product line. (For details of the sale of product line, see Note 5 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, entitled “Commitments and Contingencies”.) Cash raised through the proceeds from the exercise of stock options contributed cash of $0.3 million. The net decrease in cash of $0.2 million during the fiscal first quarter of 2006 compares to a decrease in cash during the three months ended June 30, 2004 of $2.8 million, $2.4 million of which was consumed in operating activities and $0.4 was used in investing activities for net investments in property and equipment ($0.2 million) and purchases of patents ($0.2 million).

     Cash flows used by operating activities were $10.1 million and $2.4 million for the fiscal first quarter of 2006 and 2005, respectively, an increase in cash used by operating activities of approximately $7.7 million. Net income in the fiscal first quarter of 2006 was $2.4 million, compared to a net loss of $1.2 million in the fiscal first quarter of 2005. The net income for the fiscal first quarter of 2006 included a gain on sale of product line of $8.6 million. Cash was used to fund decreases in deferred revenues and decreases in operating liabilities, principally accounts payable and other accrued liabilities, and was partially offset by cash generated by reduced inventories and accounts receivable.
     Accounts payable decreased in the fiscal first quarter of 2006, consuming operating cash of $3.4 million, compared to an increase of $1.6 million in the fiscal first quarter of 2005. Deferred revenues decreased by $4.4 million in the fiscal first quarter of 2006 compared to an increase of $0.2 million in the fiscal first quarter of 2005. Accrued and other liabilities decreased in the fiscal first quarter of 2006, consuming operating cash of $2.4 million, compared to an increase of $37,000 in the fiscal first quarter of 2005.
     Decreases in inventory were $1.8 million in the fiscal first quarter of 2006 compared to a $4.9 million increase in inventories in the fiscal first quarter of 2005. The decrease in inventory reflects decreased purchases due to improved efforts in controlling inventory purchases. Similarly, accounts receivable decreased by $3.5 million in the fiscal first quarter of 2006, compared to an increase in accounts receivable in the fiscal first quarter of 2005 of $1.4 million, is due to lower billings in the fiscal first quarter of 2006 compared to the fiscal first quarter of 2005. Days sales outstanding were decreased to 67 days as of the end of the fiscal first quarter of 2006 from 78 days as of the end of the fiscal first quarter of 2005. Days sales outstanding is calculated based on annualized days sales outstanding divided by ending accounts receivable for the quarter.
     Adjustments to reconcile net income (loss) to net cash used in operating activities included $7.5 million in non-cash gains, net of non-cash expenses, in the fiscal first quarter of 2006 compared to $3.5 million of non-cash expenses in the fiscal first quarter of 2005. Net income for the fiscal first quarter of 2006 included a gain on the sale of a product line of $8.6 million. Additionally, non-cash expenses included depreciation and amortization, up $0.4 million; stock-based compensation expense, down $1.9 million; inventory provisions, down $0.8 million; provision for doubtful accounts, up by $0.1 million; and loss on disposal of property and equipment, up $0.1 million.
     Cash flows provided by investing activities were $9.8 million in the fiscal first quarter of 2006 compared to cash flows used in investing activities of $0.4 million in the fiscal first quarter of 2005. Cash flows provided by investing activities in the fiscal first quarter of 2006 included proceeds of $9.95 million from the sale of a product line, including cash proceeds of $8.95 million and customer deposit applied of $1.0 million. In the fiscal first quarter of 2006, purchases of property and equipment were $40,000, down from $0.2 million in the fiscal first quarter of 2005. Investments in our patent portfolio were $0.1 million in the fiscal first quarter of 2006, down from $0.2 million in the fiscal first quarter of 2005, respectively.
     Cash flows provided by financing activities were $0.3 million in the fiscal first quarter of 2006 compared to cash flows provided by financing activities of $0.1 million in the fiscal first quarter of 2005.
     We expect cash consumption during the second quarter to be in the range of $4 million to $7 million. Our cash consumption is primarily a function of the variability in the timing of product shipments and the receipt of cash payments from our customers and restructuring related payments resulting from our previously announced actions.
     The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We reported operating losses of $5.9 million and $4.9 million for the fiscal first quarter of 2006 and the fiscal fourth quarter of 2005, respectively. We also used $10.1 million and $0.1 million cash in operations during fiscal first quarter of 2006 and the fiscal fourth quarter of 2005, respectively, and expect to use $4.0 million to $7.0 million cash in operations in the fiscal second quarter of 2006. Due to the continued instability in the semiconductor capital equipment industry, uncertain economic conditions worldwide, and other factors, we cannot predict how long we will incur future losses or whether we will become profitable again. We cannot assure you that our business will not continue to decline or that our performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in its report dated June 27, 2005, which is included in our Form 10-K for the fiscal year 2005. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

     Off-Balance Sheet Commitments
     Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space, purchase commitments, minimum royalty payments under certain software license agreements and cancellation fee commitments to vendors related to non-cancelable inventory purchase orders. Future payments due under these obligations as of the end of the fiscal first quarter of 2006 are as follows:

			Minimum
	Operating	Purchase	Royalty	Cancellation
Fiscal Year:	Leases	Commitments	Payments	Fees	Total
2006 (9 months)	$1,241	$6,258	$40	$45	$7,584
2007	1,853	179	40	45	2,117
2008	1,654	47		—	1,701
2009	1,229	—	—	—	1,229
2010	1,143	—	—	—	1,143
2011 and thereafter	1,012	—	—	—	1,012

Total future minimum payments	$8,132	$6,484	$80	$90	$14,786

     Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct the Company’s business. These leases are non-cancelable and expire at various dates through 2011. Certain facility leases include a provision to extend the lease term, including the lease for our primary headquarters and manufacturing facility in Fremont, California, which includes an option to extend the lease to February 2021. Our facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, generally market adjusted rates.
     Purchase Commitment and Cancellation Fees. In order to maintain a supply of inventory components based upon our expected product shipments, we regularly enter into purchase commitments for inventory, supplies and services with third party vendors. Generally the purchase commitments are non cancelable and we may not be able to renegotiate the delivery dates or total commitment. In certain instances we may have to pay a cancellation fee to cancel the purchase commitment. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provisions for any potential exposure related to inventory on order that may go unused based upon our current expectations.
     Minimum Royalty Payments. Minimum royalty payments represent the payment obligations for use of third party intellectual property, which will be due irrespective of product shipment volumes.
     Financing/Other Contingencies. We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by the Company of third party intellectual property. The Company also concluded certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship and only to the extent consistent with the Company’s bylaws and applicable law. In June 2005, under the terms of the sale of the CCD-i product line to TEL, the Company, under certain circumstances, committed to provide and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of the end of the fiscal first quarter of 2006, we have not incurred any losses under such indemnification provisions during the periods covered in this report and believe that the fair value of our indemnification provisions is not material.
     On June 11, 2005, we renegotiated our loan and security agreement, as well as a streamline facility agreement, with Silicon Valley Bank (SVB) extending it to June 11, 2007. The agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The bank credit facility allows us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (7.75% as of the end of the fiscal first quarter of 2006). The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (8.00% as of the end of the fistcal first quarter of 2006). We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of the end of the fiscal first quarter of 2006 and the end of the fiscal fourth quarter 2005, we had $1.4 and $3.2 million, respectively, in outstanding letters of credit under the loan and security agreement. No amounts have been drawn against these standby letters of credit.
     The SVB credit facility contains certain restrictive covenants, which require the Company to maintain a minimum adjusted quick ratio covenant and a minimum tangible net worth covenant. In addition, the Company is required to comply with covenants that limit the Company’s ability to, among other things, merge or consolidate with another corporation or entity, dispose of assets, make acquisitions, incur indebtedness, grant liens, make investments, pay dividends or repurchase stock. As of the end of the fiscal first quarter of 2006, we were in compliance with all the covenants in the loan and security agreement.
     The loan and security agreement includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in the Company’s business, operations, or financial or other condition of the Company, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral.
     Inflation
     The impact of inflation on our business was not material for the fiscal first quarter of 2006 nor for the comparable period of last year.
Factors Affecting Future Results
     The following factors should be carefully considered in addition to the other information set forth in this quarterly report in analyzing an investment in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock. This quarterly report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below as well as those discussed elsewhere in this quarterly report.
WE HAVE INCURRED OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE; OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; THE REPORT ON FORM 10-K OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH.
     We reported operating losses of $5.9 million and $4.9 million for the fiscal first quarter of 2006 and fiscal fourth quarter of 2005, respectively. We also used $10.1 million and $0.1 million cash in operations during the fiscal first quarter of 2006 and fiscal fourth quarter of 2005, respectively, and expect to use $4.0 million to $7.0 million cash in operations in the fiscal second quarter of 2006. Due to the continued instability in the semiconductor capital equipment industry, uncertain economic conditions worldwide, and other factors, we cannot predict how long we will incur future losses or whether we will become profitable again. We cannot assure you that our business will not continue to decline or that our performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in its report dated June 27, 2005, which is included in our Form 10-K for the fiscal year 2005.

WE NEED TO HAVE SUFFICIENT CASH TO OPERATE IF OUR BUSINESS IS TO SUCCEED.
     Our principal sources of funds have been and are anticipated to be cash on hand ($13.2 million unrestricted as of the end of the fiscal first quarter of 2006, cash flows from operating activities (if any), borrowings under our bank credit facility (if available, see discussion of Material Adverse Change clause in Note 6 to the Unaudited Condensed Consolidated Financial Statements, entitled “Financing Arrangements”) and proceeds from sales of our common stock and other sources. Through our ongoing efforts to decouple our breakeven point from the influence of general market conditions, we are re-examining all aspects of our business for areas of improvement and continue to focus on reducing our fixed cost base and improving our working capital position to better align our operations with market demand and current sales levels. If projected sales do not materialize, the Company will need to further reduce expenses and may require additional equity or debt financing to meet our working capital requirements and to fund our research and development activities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of equity securities or debt financing could result in additional dilution of our current stockholders. There can be no assurance that additional financing will be available, if required, or, if available, will be on terms satisfactory to us.
     In the fiscal first quarter of 2006, we implemented a restructuring plan and reduced our North American headcount by approximately 9 percent to bring operating expenses closer in line with our revenue projections. We also signed an exclusive representation agreement with Hermes-Epitek Corporation to serve as our exclusive representative in Taiwan, China, Singapore and Malaysia to sell and service our Therma-Probe and Opti-Probe family of metrology products. We believe that this agreement will give us a more flexible cost structure for the Asia-Pacific region. During the fiscal first quarter of 2006, we sold the Company’s Compact Critical Dimension integrated (CCD-i) product line to TEL in a deal valued at $9.95 million. In addition to providing an influx of cash of $8.95 million, this sale eliminated an unprofitable product line from the Company’s product portfolio, allowed further cost and headcount reductions as we transferred employees working on CCD-i to TEL, and is expected to result in $1.5 million in annualized savings. We intend to take other actions, yet to be fully defined, to further reduce our operating expense structure and to provide additional cash to meet our operating needs. No assurance can be given, however, that this will be the case. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available to us or that such financing will be on terms satisfactory to us. Failure to raise additional funds may adversely affect the Company’s ability to achieve its intended business objectives.
     As discussed above in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this report on Form 10-Q, on April 8, 2005, we took actions that included reducing our North American workforce by approximately 9 percent, which resulted in cash expenditures of approximately $0.7 million in the fiscal first quarter of 2006, and which we expect to result in annualized salary and related cost savings of more than $3.0 million. Also, on April 19, 2005, we adopted a plan to restructure our Asian operations in Taiwan, China, Singapore and Malaysia by converting from a direct sales and service organization to one using an exclusive representative, which resulted in termination of 52 employees, the closing of our leased facilities in Taiwan, and the planned closing of our leased facilities in China, which is currently underway. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available, if required or, if available, will be on terms satisfactory to us.
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
     Our quarterly operating results have historically and may, in the future, vary significantly. Some of the factors that may influence our operating results and that could cause trading in our shares to be subject to extreme price and volume fluctuations in a given quarter include:
•	customer demand, which is influenced by economic conditions in the semiconductor industry, demand for products that use semiconductors, market acceptance of our products and those of our customers, seasonality, changes in product mix, and the timing, cancellation or delay of customer orders and shipments;

•	competition, such as competitive pressures on the prices of our products, the introduction or announcement of new products by us or our competitors and discounts that may be granted to customers;

•	fluctuations in the availability and cost of components, subassemblies and production capacity;

•	expenses incurred in connection with litigation;

•	product development costs, such as increased research, development, engineering and marketing expenses associated with new products or product enhancements, and the effect of transitioning to new or enhanced products; and

•	levels of fixed expenses relative to revenue levels, including research and development costs associated with product development.
WE MAY INCUR INDEBTEDNESS IN THE FUTURE UNDER OUR BANK CREDIT FACILITIES OR OTHERWISE, WHICH COULD REQUIRE THE USE OF A PORTION OF OUR CASH FLOWS AND MAY LIMIT OUR ACCESS TO ADDITIONAL CAPITAL.
     As of the end of the fiscal first quarter of 2006, we had $1.4 million in outstanding letters of credit under our credit facility with Silicon Valley Bank. We may incur further indebtedness to finance acquisitions, capital expenditures and working capital, or for other purposes.
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
OUR BANK CREDIT FACILITY IS SUBJECT TO A BORROWING BASE CALCULATION AND CONTAINS A MATERIAL ADVERSE CHANGE CLAUSE.
     We have access to $15.0 million in credit facilities that are unused other than for supporting standby letters of credit. However, the amount available under our credit facilities is determined using a borrowing base formula, which considers amounts in our trade accounts receivable and inventory, excluding certain aged and past due accounts receivable and inventory at locations outside of the United States, and there can be no assurance that any amount will be available for borrowing under this facility. This facility also includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in our business, operations, or financial or other condition, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral. If the bank invokes the Material Adverse Change clause, we could lose access to the credit facility, which is an important factor for our liquidity and for us to maintain adequate capital resources.
OUR PERFORMANCE IS AFFECTED BY THE CYCLICALITY OF THE SEMICONDUCTOR DEVICE INDUSTRY, WHICH MAY, FROM TIME TO TIME, LEAD TO DECREASED DEMAND FOR OUR PRODUCTS.
     The semiconductor industry is cyclical and has historically experienced periodic downturns, which have often resulted in a decrease in the semiconductor industry’s demand for capital equipment, including process control metrology systems. Our business depends upon the capital expenditures of semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products utilizing semiconductors. We are currently experiencing a period of low demand for process control metrology systems, and we cannot be sure that this favorable trend of increases in demand after periodic downturns will continue, or if it does not continue then:
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
IN THE EVENT OF INEFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING THERE COULD RESULT AN INABILITY TO ACCURATELY REPORT OUR FINANCIAL RESULTS WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.
     Effective internal control over financial reporting is essential for us to produce reliable and timely financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In the fiscal fourth quarter of 2005, we identified two material weaknesses in our internal controls:
1.	As of April 3, 2005, we did not maintain effective controls over intercompany accounts. Specifically, we did not have effective controls to ensure that intercompany account balances were reconciled timely and properly eliminated in consolidation in accordance with generally accepted accounting principles.

2.	As of April 3, 2005, we did not maintain effective controls over the review and approval of journal entries. Specifically, a manual journal entry to allocate certain customer service and support costs between cost of revenues and selling, general and administrative expenses was not properly documented, reviewed and approved.
     In the light of these two material weaknesses found in the fiscal fourth quarter of 2005, our management has concluded that our disclosure controls and procedures were not effective as of July 3, 2005. To address these material weaknesses, we have taken, and expects to take, remediation steps described in the Item 4 below. In addition, in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the periods presented in accordance with U.S. generally accepted accounting principles.
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
     If, for any reason, any of our key customers were to purchase significantly less of our products in the future, such decreased level of purchases could have a material adverse effect on our business, financial condition and results of operations. Two customers each accounted for 39% and 13% of our net revenues for the fiscal first quarter of 2006. For the fiscal first quarter of 2005, two customers each accounted for 17% and 13% of our net revenues. As customers seek to establish closer relationships with their suppliers, we expect that our customer base will continue to become more concentrated with a limited number of customers accounting for a significant portion of our revenues.
OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY OR IF WE INFRINGE THE PROPRIETARY TECHNOLOGY OF OTHERS.
     Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our principal product families, and we rely, in part, on patent, trade secret and trademark law to protect that technology. We have obtained a number of patents relating to each of our products and have filed applications for additional patents. There can be no assurance that any of our pending patent applications will be allowed, that we will develop additional proprietary technology that is patentable, that any patents owned by us will provide us with competitive advantages or that these patents will not be challenged by third parties. Furthermore, there can be no assurance that third parties will not design around our patents. Any of the foregoing results could have a material adverse effect on our business, financial condition, results of operations or cash flows.
IN ADDITION TO PATENT PROTECTION, WE RELY UPON TRADE SECRET PROTECTION FOR OUR CONFIDENTIAL AND PROPRIETARY INFORMATION AND TECHNOLOGY. WE ROUTINELY ENTER INTO CONFIDENTIALITY AGREEMENTS WITH OUR EMPLOYEES. HOWEVER, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL NOT BE BREACHED, THAT WE WILL HAVE ADEQUATE REMEDIES FOR ANY BREACH OR THAT OUR CONFIDENTIAL AND PROPRIETARY INFORMATION AND TECHNOLOGY WILL NOT BE INDEPENDENTLY DEVELOPED BY, OR BECOME OTHERWISE KNOWN TO, THIRD PARTIES.
     We license and will continue to license certain technology used in our products from third parties. Our inability to acquire any third-party licenses, or integrate the related third-party technologies into our products, could result in delays in our product developments and enhancements until equivalent technologies can be identified, licensed or integrated. We may also require new licenses in the future as our business grows and our technology evolves. We cannot be certain that these licenses will be available to us on commercially reasonable terms, if at all.
     Our commercial success will also depend, in part, on our ability to avoid infringing or misappropriating any patents or other proprietary rights owned by third parties. If we are found to infringe or misappropriate a third party’s patent or other proprietary rights, we could be required to pay damages to such third party, alter our products or processes, obtain a license from the third party or cease activities utilizing such proprietary rights, including making or selling certain products. If we are required to do any of the foregoing, there can be no assurance that we will be able to do so on commercially favorable terms, if at all. Our inability to do any of the foregoing on commercially favorable terms could have a material adverse impact on our business, financial condition, results of operations or cash flows.
PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS, OR THIRD PARTIES SEEKING TO ENFORCE THEIR OWN INTELLECTUAL PROPERTY RIGHTS AGAINST US, MAY RESULT IN LITIGATION, THE COST OF WHICH COULD BE SUBSTANTIAL.
     There are currently no material legal proceedings pending against us. We may be required to initiate additional litigation in order to enforce any patents owned by or licensed to us, or to determine the scope and/or validity of a third party’s patent or other proprietary rights. From time to time, the Company receives letters from third parties threatening to file lawsuits to enforce such third parties’ intellectual property rights. We may be subject to additional lawsuits by third parties seeking to enforce their intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed above in the prior risk factor, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
     Our future growth will depend, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Our failure to successfully identify new product opportunities or to develop, manufacture, assemble or introduce new products could have a material adverse effect on our growth prospects. For example, we expect our product development efforts to include continuing to combine separate metrology systems into one tool. We cannot assure you that we will not experience difficulties or delays in our development efforts with respect to these products or that we will be successful in developing these products. In addition, we cannot assure you that these products will gain market acceptance or that we will not experience reliability or quality problems.
OUR OPERATIONS ARE CHARACTERIZED BY THE NEED FOR CONTINUED INVESTMENT IN RESEARCH AND DEVELOPMENT AND, AS A RESULT, OUR ABILITY TO REDUCE COSTS IS LIMITED.
     Our operations are characterized by the need for continued investment in research and development and extensive ongoing customer service and support capability. As a result, our operating results could be materially adversely affected if our revenue level is below expectations. In addition, because of our emphasis on research and development and technological innovation, there can be no assurance that our operating costs will not increase in the future.
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

     Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of the services of key personnel, who would be extremely difficult to replace, could have a material adverse effect on us. There can be no assurance that the services of such personnel will continue to be available to us. We have employment agreements with some key members of our senior management team, including Messrs. Lipkin, Passarello and Opsal. To support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry and in the Silicon Valley is high, and we cannot assure you that we will be successful in attracting and retaining such personnel.
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
     A significant portion of our sales have historically been made through manufacturers’ sales representatives, and we expect this percentage to increase since we are in the process of establishing Hermes-Epitek Corporation as our exclusive representative in Taiwan, China, Singapore and Malaysia. The activities of these representatives are not completely within our control, and they may sell products manufactured by other manufacturers. In addition, in some locations our manufacturing sales representatives also provide field service and support to our customers. A reduction in the sales efforts or financial viability of such manufacturers’ sales representatives, or a termination of our relationship with such representatives, could have a material adverse effect on our sales, financial results and ability to support our customers. Although we believe that we maintain good relations with our sales representatives, there can be no assurance that such good relationships will continue.
OUR NET SALES AND RESULTS OF OPERATIONS CAN BE ADVERSELY AFFECTED BY THE INSTABILITY OF ASIAN ECONOMIES, FROM WHICH WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES.
     Our sales to customers in Asian markets represented approximately 33% and 43% in the fiscal first quarter of 2006 and the fiscal fourth quarter of 2005, respectively. Companies in the Asia Pacific region, including Japan and Taiwan, each of which accounts for a significant portion of our business in that region, are currently experiencing uncertainties in their currency, banking and equity markets. These instabilities may adversely affect our sales to semiconductor device and capital equipment manufacturers located in these regions in the coming quarters.
WE RECENTLY BEGAN CHANGING THE WAY WE MARKET AND SELL OUR PRODUCTS IN CERTAIN COUNTRIES IN ASIA, ONE OF OUR LARGEST MARKETS. AS A RESULT, WE CANNOT BE ASSURED THAT OUR SALES IN THAT REGION WILL BE IN LINE WITH HISTORICAL TRENDS.

     Our new relationship with Hermes-Epitek changes the way we sell our products in Taiwan, China, Singapore and Malaysia. Previously, we had sales facilities and staff in Taiwan, China and Singapore who covered these countries for us. We have now closed our facilities in Taiwan and Singapore and initiated the closing of our facilities in China. We intend to use Hermes-Epitek exclusively to market our products there. We expect that our relationship with Hermes-Epitek will improve our sales and service while simultaneously adding flexibility to our cost structure and decreasing difficulties in managing staffing and other elements of foreign subsidiary and branch operations, but there is no guarantee that this will occur. Since sales to customers in these countries represent such a large percentage of net revenues for the last three years, any reduction in our sales in these countries as a result of the new arrangement with Hermes-Epitek could have a significant impact on our financial condition, results of operations or cash flows.
WE ARE SUBJECT TO OPERATIONAL, FINANCIAL, POLITICAL AND FOREIGN EXCHANGE RISKS DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL SALES.
     Our export sales to customers outside of the United States accounted for approximately 78% and 75% of the total revenues for the three months ended June 30, 2005 and 2004, respectively. We anticipate that export sales will continue to account for a significant portion of our revenues in the foreseeable future. Due to the significant level of our export sales, we are subject to material risks, which include:
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
     In addition, the laws of the foreign countries in which our products are or may be sold may not provide our products and intellectual property rights with the same degree of protection as the laws of the United States.
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
     Provisions of our Certificate of Incorporation and by-laws may inhibit changes in control of Therma-Wave not approved by our board of directors and could limit the circumstances in which a premium would be paid for the common stock of the Company in any proposed transaction, or a proxy contest for control of the board of directors might be initiated. These provisions provide for:
•	A classified board of directors;

•	A prohibition on stockholder action through written consents;

•	A requirement that special meetings of stockholders be called only by our chief executive officer or the board of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	limitations on the ability of stockholders to amend, alter or repeal the by-laws; and

•	the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board may determine.
     We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.
WE HAVE RECEIVED A NUMBER OF INQUIRIES FROM ONE OF OUR STOCKHOLDERS, WHICH MAY BE A PRECURSOR TO LITIGATION
     Between May 13, 2005 and the date of this quarterly report, we have received a number of written inquiries from one of our stockholders. On July 15, 2005, we received a demand for the inspection of our books and records from such stockholder, pursuant to Section 220 of the Delaware General Corporation Law. Among other things, the demand sought documents relating to the consideration of strategic alternatives to our recent sale of assets to TEL. The tone of this, and prior correspondence, received from such stockholder suggests that the stockholder may bring legal action against us and the members of our board of directors. If such a lawsuit were brought against us or our board of directors, the costs related to the defense of such action would be difficult to predict, but could be substantial and would likely have an adverse effect on our financial condition and results of operations. Whether or not litigation arises from such correspondence, our management team and our board of directors are spending significant time and expense responding to these requests, which could have an adverse effect on our financial condition and results of operations.
WE ARE NOT CERTIFIED UNDER THE INTERNATIONAL ORGANIZATION FOR STANDARDIZATION
     We are currently not certified under the International Organization for Standardization (ISO). This may lead certain of our current and potential customers to purchase products and enter into agreements with our competitors that have ISO certification. A loss of our current or potential future customers could have a material adverse effect on our business, financial condition and results of operations.
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
     As of the end of the fiscal first quarter of 2006, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
     Foreign Currency Exchange Risk
     A substantial portion of our international sales is denominated in U.S. dollars. Although we have not been negatively impacted in the past by foreign currency changes in Taiwan, Japan, China, Korea, Israel and Europe, such conditions could negatively impact our international sales in future periods.
     We have determined that the functional currency of our foreign operations is the local currency of our international operations, which incur most of their expenses in the local currency. The transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statements of operations and amounted to less than $0.1 million in each of the fiscal first quarters of 2006 and 2005.
     We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars leads to a translation gain or loss. The accumulated effects of foreign translation rate changes related to net assets outside the U.S. are included as a component of stockholder’s equity. As of the end of the fiscal first quarter of 2006 we have an accumulated other comprehensive loss of $0.8 million consisting of foreign currency translation adjustments, compared to $0.7 million as of the end of the fiscal fourth quarter of 2005.
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
     While we currently anticipate that we will be able to comply on a timely basis with these requirements, unforeseen delays may occur which could prevent us from achieving timely compliance. We may fail to complete our evaluation as required by Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis and in a satisfactory manner, or our independent registered public accounting firm may be unable to attest on a timely basis to the adequacy of the Company’s internal control, which in either case may impact the reliability of our internal controls over financial reporting, or we may be subject to additional scrutiny by the SEC or our investors regarding our internal controls over financial reporting. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions as of March 31, 2006 with respect to the effectiveness of our internal controls over financial reporting.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, the Company’s management, including Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of July 3, 2005 of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).

     In the fiscal fourth quarter of 2005, the Company identified two material weaknesses in our internal controls:
1.	As of April 3, 2005, the Company did not maintain effective controls over intercompany accounts. Specifically, the Company did not have effective controls to ensure that intercompany account balances were reconciled timely and properly eliminated in consolidation in accordance with generally accepted accounting principles.

2.	As of April 3, 2005, the Company did not maintain effective controls over the review and approval of journal entries. Specifically, a manual journal entry to allocate certain customer service and support costs between cost of revenues and selling, general and administrative expense was not properly documented, reviewed and approved.
     In the light of these two material weaknesses found in the fiscal fourth quarter of 2005, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of July 3, 2005. To address these material weaknesses, the Company has taken, and expects to take, the remediation steps described below. In addition, in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the periods presented in accordance with U.S. generally accepted accounting principles.
Remediation Steps to Address Material Weaknesses
     During the fiscal fourth quarter of 2005 and the fiscal first quarter of 2006, we took several actions toward remediation of the material weaknesses described above. Those actions included the following:
•	Implemented additional monitoring controls used in conjunction with the performance of intercompany account reconciliations and independent internal reviews of all key account reconciliations, including inventory transactions with consolidated entities and support for allocations of customer service and support costs between cost of revenue and selling general and administrative expense;

•	Hired new senior accounting personnel and recruited additional experienced accounting and finance staff, including a Corporate Controller;

•	Enhanced our training programs for accounting staff as well as our overall supervision of finance personnel; and

•	Implemented procedures to ensure all intercompany accounts are reconciled on a quarterly basis and to ensure that sufficient support is maintained on a timely basis for all accounting entries.
     However as of July 3, 2005, the testing of the effectiveness of the remediation plan, as well as hiring and training of additional qualified accounting and finance personnel, were not completed.
     We are continuing to improve our internal control over financial reporting by implementing appropriate remediation steps that may be required, including educating and training our employees and recruiting and retaining qualified technical personnel to staff our accounting and finance functions.
Internal Control Over Financial Reporting
     As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in the Company’s internal control over financial reporting occurred during the fiscal first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, we noted the changes described above under the caption “Remediation Steps to Address Material Weaknesses” have occurred during the fiscal first quarter of 2006.
Limitation on Effectiveness of Controls
     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Between May 13, 2005 and the date of this quarterly report, we have received a number of written inquiries from one of our stockholders. On July 15, 2005, we received a demand for the inspection of our books and records from such stockholder, pursuant to Section 220 of the Delaware General Corporation Law. Among other things, the demand sought documents relating to the consideration of strategic alternatives to our recent sale of assets to TEL. The tone of this, and prior correspondence, received from such stockholder suggests that the stockholder may bring legal action against us and the members of our board of directors.
     We are not aware of any material legal proceedings pending against us at this time. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business, including initiating litigation in order to enforce any patents issued to or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed in the section of this quarterly report titled “Factors Affecting Future Results,” could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On June 20, 2005, we authorized the issuance of 25,907 shares of common stock to Needham & Company, LLC (“Needham”), our financial advisor, as payment for services to be rendered by Needham to us pursuant to the letter agreement by and between Therma-Wave and Needham dated June 14, 2005. The price per share issued to Needham was $1.93, equivalent to the closing price per share of Therma-Wave’s common stock on June 17, 2005, pursuant to the terms of the letter agreement.
Item 5. Other Information
     On August 10, 2005, we amended and restated the Employment Agreement by and between Therma-Wave and Boris Lipkin, our president and chief executive officer. The amendment and restatement clarified an error in the employment agreement that stated that Mr. Lipkin would receive 12 months of salary, bonus and benefits if his employment is terminated by us without cause or by Mr. Lipkin for good reason within 24 months of a change of control. On March 25, 2004, the Compensation Committee approved increasing the severance payments from 12 months to 24 months. The amendment and restatement additionally revised the employment agreement to reflect the current base salary and stock option holdings of Mr. Lipkin.

Item 6. Exhibits

Exhibit Number	Description
3.1(1)#	Restated Certificate of Incorporation of Therma-Wave, Inc.

3.2(2)#	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc.

3.3(3)#	Amended and Restated By-Laws of Therma-Wave, Inc.

4.1(4)#	Form of certificate representing shares of Common Stock of Therma-Wave, Inc.

10.1(5)#	Summary of Final Terms for Passarello Compensation

10.2(8)#	Employment Agreement between Therma-Wave, Inc. and Joseph Passarello dated April 8, 2005

10.3(8)*	Exclusive Representation Agreement between Therma-Wave, Inc. and Hermes-Epitek Corporation dated April 19, 2005

10.4(6)	Severance Agreement and Release between Therma-Wave, Inc. and James Mitchener dated May 20, 2005

10.5(6)	Amendment to Severance Agreement and Release between Therma-Wave, Inc. and James Mitchener dated May 20, 2005

10.6(7)	Amended and Restated Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated June 10, 2005

10.7(7)	Streamline Facility Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated June 10, 2005

10.8 (9)*	Asset Purchase Agreement by and between the Company and Tokyo Electron Limited dated June 29, 2005

10.9#	Amended and Restated Employment Agreement between Therma-Wave, Inc. and Boris Lipkin dated August 10, 2005

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 2, 2000 (File No. 000-26911) and filed with the SEC on June 30, 2000.

(2)	Incorporated herein by reference to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 000-26911) and filed with the SEC on November 13, 2002.

(3)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911) and filed with the SEC on June 21, 2001.

(4)	Incorporated herein by reference to Therma-Wave’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No 333-76019) and filed with the SEC on July 21, 1999.

(5)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated April 15, 2005 (File No. 000-2691) filed with the SEC on April 15,2005.

(6)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated May 20, 2005 (File No. 000-26911) and filed with the SEC on May 26, 2005

(7)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated June 10, 2005 (File No. 000-26911) and filed with the SEC on June 16, 2005

(8)	Incorporated by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 3, 2005 (File No. 000-26911) and filed with the SEC on June 27, 2005

(9)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated June 29, 2005 (File No. 000-26911) and filed with the SEC on July 6, 2005

*	Confidential treatment has been requested for certain portions of this exhibit

#	Denotes management contract

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.

(Registrant)

/s/ Joseph Passarello

Joseph Passarello

Senior Vice President, Chief Financial Officer and Assistant Secretary
(as Registrant and as Principal Accounting Officer)

August 11, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of Therma-Wave, Inc.

3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc.

3.3(3)	Amended and Restated By-Laws of Therma-Wave, Inc.

4.1(4)	Form of certificate representing shares of Common Stock of Therma-Wave, Inc.

10.1(5)#	Summary of Final Terms for Passarello Compensation

10.2(8)#	Employment Agreement between Therma-Wave, Inc. and Joseph Passarello dated April 8, 2005

10.3(8)*	Exclusive Representation Agreement between Therma-Wave, Inc. and Hermes-Epitek Corporation dated April 19, 2005

10.4(6)	Severance Agreement and Release between Therma-Wave, Inc. and James Mitchener dated May 20, 2005

10.5(6)	Amendment to Severance Agreement and Release between Therma-Wave, Inc. and James Mitchener dated May 20, 2005

10.6(7)	Amended and Restated Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated June 10, 2005

10.7(7)	Streamline Facility Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated June 10, 2005

10.8 (9)*	Asset Purchase Agreement by and between the Company and Tokyo Electron Limited dated June 29, 2005

10.9#	Amended and Restated Employment Agreement between Therma-Wave, Inc. and Boris Lipkin dated August 10, 2005

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 2, 2000 (File No. 000-26911) and filed with the SEC on June 30, 2000.

(2)	Incorporated herein by reference to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 000-26911) and filed with the SEC on November 13, 2002.

(3)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911) and filed with the SEC on June 21, 2001.

(4)	Incorporated herein by reference to Therma-Wave’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No 333-76019) and filed with the SEC on July 21, 1999.

(5)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated April 15, 2005 (File No. 000-2691) filed with the SEC on April 15,2005.

(6)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated May 20, 2005 (File No. 000-26911) and filed with the SEC on May 26, 2005

(7)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated June 10, 2005 (File No. 000-26911) and filed with the SEC on June 16, 2005

(8)	Incorporated by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 3, 2005 (File No. 000-26911) and filed with the SEC on June 27, 2005

(9)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated June 29, 2005 (File No. 000-26911) and filed with the SEC on July 6, 2005

*	Confidential treatment has been requested for certain portions of this exhibit

#	Denotes management contract