Form 10-Q
period 2005-10-02
THERMA WAVE INC
filed 2005-11-10
CIK 828119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to _________
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practical date:

Class	Outstanding as of November 7, 2005
Common stock, $0.01 par value	36,867,751

THERMA-WAVE, INC.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	March 31,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$14,538	$13,419
Accounts receivable, net of allowances for doubtful accounts and returns of $440 and $715 at September 30, 2005 and March 31, 2005, respectively	11,713	15,678
Inventories	24,618	30,870
Other current assets	1,768	2,680

Total current assets	52,637	62,647
Property and equipment, net	1,339	2,976
Other assets	1,396	1,950

Total assets	$55,372	$67,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,675	$8,227
Accrued liabilities	12,320	15,784
Deferred revenues	7,317	15,804
Term loan facility, net	4,879	—

Total current liabilities	28,191	39,815
Non-current deferred revenues	1,150	1,425
Other long-term liabilities	1,547	370

Total liabilities	30,888	41,610

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 36,825,907 shares issued and outstanding at September 30, 2005; 36,318,565 shares issued and outstanding at March 31, 2005	368	363
Additional paid-in capital	334,788	334,352
Notes receivable from stockholders	(174)	(174)
Accumulated other comprehensive loss	(917)	(659)
Deferred stock-based compensation	(36)	(76)
Accumulated deficit	(309,545)	(307,843)

Total stockholders’ equity	24,484	25,963

Total liabilities and stockholders’ equity	$55,372	$67,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net revenues
Product	$12,348	$17,528	$25,068	$33,717
Service and parts	4,917	5,074	9,736	10,036

Total net revenues	17,265	22,602	34,804	43,753
Cost of revenues (1)
Product	7,320	8,498	13,738	15,606
Service and parts	4,001	3,332	8,007	6,655

Total cost of revenues	11,321	11,830	21,745	22,261

Gross profit	5,944	10,772	13,059	21,492

Operating expenses:
Research and development (2)	3,052	3,848	6,888	9,113
Selling, general and administrative (3)	4,922	5,631	12,676	11,934
Restructuring, severance and other	2,264	—	3,731	373

Total operating expenses	10,238	9,479	23,295	21,420

Operating income (loss)	(4,294)	1,293	(10,236)	72

Other income (expense):
Gain on sale of product line	171	—	8,721	—
Interest expense	(90)	(8)	(147)	(8)
Interest income	43	48	75	90
Other, net	33	(13)	(63)	(3)

Total other income, net	157	27	8,586	79

Income (loss) before provision for income taxes	(4,137)	1,320	(1,650)	151
Provision for income taxes	11	3	52	3

Net income (loss)	$(4,148)	$1,317	$(1,702)	$148

Net income (loss) per share:
Basic	$(0.11)	$0.04	$(0.05)	$—

Diluted	$(0.11)	$0.03	$(0.05)	$—

Weighted average common shares outstanding:
Basic	36,682	35,824	36,530	35,731

Diluted	36,682	37,949	36,530	37,882

(1)	Includes stock-based compensation expense (benefit) of $(2) and $(262) for the three months ended September 30, 2005 and 2004, respectively; and $2 and $56 for the six months ended September 30, 2005 and 2004, respectively.

(2)	Includes stock-based compensation expense (benefit) of $(68) and $(564) for the three months ended September 30, 2005 and 2004, respectively; and $(246) and $322 for the six months ended September 30, 2005 and 2004, respectively.

(3)	Includes stock-based compensation expense (benefit) of $(10) and $(304) for the three months ended September 30, 2005 and 2004, respectively; and $5 and $243 for the six months ended September 30, 2005 and 2004, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$(1,702)	$148
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of product line	(8,721)	—
Non-cash restructuring charge	285	—
Depreciation of property and equipment	1,230	1,322
Amortization of intangible assets	366	403
Stock-based compensation expense (benefit)	(239)	621
Provision (credit) for doubtful accounts receivable and returns	133	(183)
Provision for excess and obsolete inventories	2,110	1,888
Loss on disposal of property and equipment	95	15
Changes in operating assets and liabilities (excluding net assets sold):
Accounts receivable	3,832	(3,428)
Inventories	3,337	(7,322)
Other assets	967	(388)
Accounts payable	(4,569)	2,654
Accrued and other liabilities	(1,416)	(313)
Deferred revenues	(8,692)	(1,352)

Net cash used in operating activities	(12,982)	(5,935)

Investing activities:
Sale of product line	8,950	—
Purchases of property and equipment	(52)	(604)
Purchase of patents	(138)	(361)

Net cash provided by (used in) investing activities	8,760	(965)

Financing activities:
Borrowings from term loan facility	5,000	—
Proceeds from issuance of common stock	599	339

Net cash provided by financing activities	5,599	339

Effect of exchange rates on cash	(258)	(133)

Net increase (decrease) in cash and cash equivalents	1,119	(6,694)

Cash and cash equivalents at beginning of period	13,419	23,899

Cash and cash equivalents at end of period	$14,538	$17,205

Supplementary disclosures:

Application of customer deposit to sale of product line	$1,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(As of September 30, 2005)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. (the “Company”) and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position at September 30, 2005, the operating results for the three and six months ended September 30, 2005 and 2004, and the cash flows for the six months ended September 30, 2005 and 2004. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended March 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the Company’s current fiscal year which ends on April 3, 2006.
     The second quarters of fiscal years 2006 and 2005, the first quarter of fiscal year 2006 and our fiscal year 2005 ended on October 2, 2005, September 26, 2004, July 3, 2005 and April 3, 2005, respectively. For presentation purposes, the accompanying unaudited condensed consolidated financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.
  Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company regularly evaluates estimates and assumptions related to allowances for bad debts, sales returns and allowances, accrued warranty, inventory valuation, income taxes payable, deferred income tax asset valuation allowance and restructuring liabilities. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
   Liquidity
     The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported operating losses of $4.3 million and $5.9 million for the second and first quarters of fiscal 2006, respectively, and an operating loss of $6.5 million for its fiscal year ended March 31, 2005. The Company has an accumulated deficit of $309.5 million at September 30, 2005. The Company used $13.0 million of cash in operations during the six months ended September 30, 2005. Due to the continued instability in the semiconductor capital equipment industry, uncertain economic conditions worldwide, and other factors, the Company cannot predict how long it will incur future losses, whether it will become profitable again, or that the Company’s business will not continue to decline or its performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The Company’s independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 27, 2005, which is included in the Company’s Form 10-K for the fiscal year ended March 31, 2005. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
     The Company’s principal sources of funds have been and are anticipated to be cash on hand ($14.5 million unrestricted at September 30, 2005), cash flows from operating activities (if any), borrowings under the Company’s bank credit facility (if available, see discussion of Material Adverse Change clause in Note 6 to the Unaudited Condensed Consolidated Financial Statements, titled “Financing Arrangements”) and proceeds from sales of the Company’s capital stock and other sources. Through the Company’s ongoing efforts to decouple its breakeven point from the influence of general market conditions, the Company is re-examining all aspects of its business for areas of improvement and continues to focus on reducing its fixed cost base and improving the Company’s working capital position to better align its operations with market demand and current sales levels. However, if projected sales do not materialize, the Company will need to further reduce expenses. The Company may require additional equity or debt financing to meet its working capital requirements and to fund research and development activities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of equity securities or debt financing could result in additional dilution to the Company’s current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.
   Revenue Recognition
     Freight terms of sales are normally ExWorks or FOB shipping point unless otherwise negotiated and agreed to in writing by customers and the Company. Shipments are made in compliance with shipment requirements specified in the customer’s purchase order.
     The Company sells systems and services (parts, billable service calls, maintenance contracts) related to the Company’s metrology products. Some of the Company’s sales contracts include multiple revenue-generating activities. Accordingly, the Company applies Emerging Issues Task Force 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) to determine the separate units of accounting at the inception of revenue arrangements that contain multiple revenue-generating activities and also as each item in the arrangement is delivered. Thereafter, depending on the nature of the deliverable(s) comprising a unit of accounting and the corresponding revenue recognition conventions, revenues are recognized when realized and earned for each unit of accounting upon the satisfaction of general revenue recognition criteria in accordance with SEC Staff Accounting Bulletin Nos. 101 “Revenue Recognition in Financial Statements” and 104 “Revenue Recognition” (“SAB 101” and “SAB 104”, respectively), as discussed below.
     Systems sales are accounted for as multiple-element arrangements consisting of the sale of the system and the provision for post-shipment services to install the system according to customer specifications. In accordance with EITF 00-21, revenues related to the system sale are recognized separately from revenues related to the post-shipment installation services. A Final Acceptance Certificate signed by both the customer and the Company is required to document that customer specific acceptance provisions were met.
     In accordance with EITF 00-21, the Company allocates the system sales contract value between the sale of the system and the sale of the post-shipment services. The total arrangement consideration is fixed and determinable.
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
     The Company applies the general revenue recognition criteria of SAB 101 and SAB 104, including specifically the customer acceptance determinations described in SAB 104, to determine when the contract’s revenues are realized and earned. The following are the general revenue recognition criteria of SAB 101 and SAB 104 and our application of SAB 104:
     Persuasive evidence of an arrangement exists: The Company’s normal and customary business practice is to require a signed customer purchase order or a binding written sales agreement that requires the signatures of an authorized Company representative and an authorized representative of the customer. The agreement must be signed by both parties prior to the end of the fiscal period and all other revenue recognition criteria must be satisfied for revenues to be recognized in that fiscal period.
     Delivery has occurred or services have been rendered: The Company ensures that there is objective evidence that delivery has occurred, such as freight documentation for systems and spare parts shipped, prior to recognizing revenues. The Final Acceptance Certificate evidences delivery of post-shipment services. Service contract revenues are recognized ratably over the time period covered by the service contract. Receipt of services on a time and materials basis are evidenced by the customer’s signature on a report of the services received.
     The seller’s price to the buyer is fixed or determinable: The Company does not recognize revenues unless the sales price is fixed or determinable. If the sales contract includes a customer-specific right of return for cash, credit or refund (which is not part of our standard terms and conditions of sale, except for spare parts, which happens very infrequently), that right of return is evaluated to determine if revenues at shipment should be deferred until the right of return has expired. Based on the outcome of that determination, revenues may not be recognized until the right of return for cash, credit or refund has expired, such that the seller’s price to the buyer is fixed or determinable.
     Collectibility is reasonably assured: The Company recognizes revenues only if we have reasonable assurance that the revenues are collectible.

Significant terms of our arrangements with the Company’s customers, resellers and distributors usually include:
a.	Systems Sold Through Resellers. The Company accounts separately for the services provided by the resellers, including sales services and any post-shipment services that the resellers may be contractually obligated to provide according to the terms of the specific sales contract.
b.	Standard Product Warranty. The Company offers a standard product warranty of one year, usually, beginning on the date of customer final acceptance. Additional periods of warranty are sometimes included in the price of the system sale or are sold separately. When service coverage outside the one-year warranty is included in the price of the system sale, the Company defers the fair market value of that service coverage as a liability for deferred service contract revenues and recognize those revenues ratably over the service delivery time periods applicable to the contract.
c.	Systems Under Trial and Evaluation Agreements. Revenues are not recognized for shipments of systems under trial and evaluation agreements until the customer places a firm order for the system and all other revenue recognition criteria are satisfied.
d.	Payment Terms. Payment terms usually are net 30 to net 60 days. In rare circumstances, the Company agrees to extended payment terms greater than net 60 days. In those instances, which generally involve foreign sales, revenue recognition is deferred until payment is received.
     When post-shipment service revenues are deferred, the Company defers the cost of these services and recognizes them as expenses at the time the related revenues are recognized. In general, the costs of undelivered elements related to post-shipment installation services consist primarily of labor and overhead. At the time of installation, which generally occurs within the first two to four weeks following shipment, installation labor and overhead are incurred and charged to the cost of sales. Since these costs relate to the post-shipment service revenues that are deferred at shipment, an estimate of these costs is credited to the cost of sales at shipment and deferred as deferred installation costs. These costs are recognized as a cost of revenues at the time when the related post-shipment service revenues are recognized.
     Systems revenues on newly introduced products are deferred at shipment and recognized only upon customer acceptance assuming all other revenue recognition criteria have been met. Systems revenues are also deferred if the customer has the right to return the product for credit. In such cases, systems revenues are not recognized until all of the following conditions have been evidenced following the fulfillment of the customer’s purchase order: the right of return has expired and any potential returns would require authorization by the Company under warranty provisions; the price of the sales is fixed or determinable; the payment terms are fixed and enforceable; and collectibility is reasonably assured.
     Service and Parts Revenues. The Company derives service and parts revenues from three primary sources – sales of spare parts, service contracts and service labor. Revenues on the sale of spare parts are recognized when title and risk of loss have transferred to the customer and collectibility of the sales price has been reasonably assured. Revenues on service contracts are deferred and recognized on a straight-line basis over the term of the contract. Revenues on time and material services performed are recognized when the services are completed, collectibility of the sales price has been reasonably assured and, if applicable, customer final acceptance has been obtained.
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
   Stock-Based Compensation
     The Company has in effect several stock option plans under which non-qualified and incentive stock options have been granted to employees and non-employee directors. The Company also has in effect an employee stock purchase plan. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the related Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation An Interpretation of APB Opinion No. 25”. The Company has adopted the disclosure-only alternative of Statement of Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”).
     In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and a pro forma illustration of the effect on net income (loss) and net income (loss) per share if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Assumptions for Estimating Fair Value of Option Grants
Risk-free interest rate	4.0%	3.1%	3.9%	3.1%
Expected dividend yield	—	—	—	—
Expected volatility	74%	96%	74%	97%
Expected life in years	3.2	5.0	3.2	5.0
Weighted average fair value per share	$1.10	$2.70	$0.99	$2.77
     Material grants of equity instruments, including options, issued to non-employees are accounted for under FAS 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company has issued fewer than 50,000 such options in its history.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Assumptions for Estimating Fair Value of ESPP
Purchase Rights
Risk-free interest rate	3.1%	1.2%	3.3%	1.2%
Expected dividend yield	—	—	—	—
Expected volatility	71%	60%	59%	60%
Expected life in years	0.50	1.3	0.50	1.3
Weighted average fair value per share	$0.64	$2.70	$0.77	$2.77

     The Company’s pro forma information under SFAS 123 and SFAS 148 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
			(In thousands, except per share data)
Pro forma Net Loss Under SFAS No. 123
Net income (loss) (in thousands)
As reported	$(4,148)	$1,317	$(1,702)	$148
Add: Stock-based employee compensation expense (benefit) included in the determination of net income (loss), as reported	(80)	(1,130)	(239)	621
Deduct: Stock-based employee compensation expense as determined using the fair value method	(224)	(950)	(523)	(2,351)

Pro forma net loss	$(4,452)	$(763)	$(2,464)	$(1,582)

Basic net income (loss) per share
As reported	$(0.11)	$0.04	$(0.05)	$—
Pro forma	$(0.12)	$(0.02)	$(0.07)	$(0.04)
Diluted net income (loss) per share
As reported	$(0.11)	$0.03	$(0.05)	$—
Pro forma	$(0.12)	$(0.02)	$(0.07)	$(0.04)
     Stock-based employee compensation expense (benefit) included in net income as reported includes amounts for two events: the stock options assumed during the acquisition of Sensys Corporation, and the stock option exchange on September 10, 2003.
     Stock-based employee compensation expense includes amounts related to two Company events: stock options assumed during the acquisition of Sensys Corporation and the employee stock option exchange on September 10, 2003. In the second quarter of fiscal 2006, the Company recognized an employee stock-based compensation benefit of $78,000. This benefit consists of a deferred stock compensation benefit related to the Sensys acquisition of $45,000, and a stock compensation benefit related to variable accounting for the employee stock exchange of $35,000. In the first quarter of fiscal 2006, the Company recognized an employee stock-based compensation benefit of $160,000, consisting of a benefit related to the Sensys acquisition of $211,000, offset by an expense related to variable accounting of $51,000. In the second quarter of fiscal 2005, the Company recognized an employee stock-based compensation benefit of $1.1 million consisting of a benefit related to variable accounting of $1.2 million, offset by amortization expense related to the Sensys acquisition of $44,000. As of September 30, 2005, deferred stock compensation related to the Sensys acquisition has been fully amortized.
     On November 24, 2004, the Company adopted a Director Stock Option Agreement which provides accelerated vesting of options granted to the Company’s Directors upon a change in control of the Company.
  Recently Issued Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No.151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s condensed consolidated financial statements.
     In December 2004, the FASB issued SFAS 123R (revised 2004), “Share Based Payment.” SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair market value of the entity’s equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award over the period during which an employee is required to provide service for the award. The grant-date fair market value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair market value and that the fair market value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for the Company is for the first annual period beginning after June 15, 2005, i.e. fiscal year ended March 31, 2007. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated statement of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.
     On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expenses, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company is currently evaluating the impact that SAB 107 will have on its results of operations and financial position when adopted in fiscal 2007.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ended March 31, 2007. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its condensed consolidated financial statements.

2. Balance Sheet Components

(in thousands)	September 30,	March 31,
	2005	2005
Inventory:
Purchased materials	$10,254	$11,339
Systems in process	8,411	9,700
Finished systems	2,588	4,537
Inventory at customer locations	3,365	5,294

Total inventory	$24,618	$30,870

	September 30,	March 31,
	2005	2005
Property and equipment:
Laboratory and test equipment	$4,054	$4,659
Office furniture and equipment	10,115	10,802
Machinery and equipment	732	709
Leasehold improvements	7,495	8,649

Total property and equipment	22,396	24,819
Accumulated depreciation and amortization	(21,057)	(21,843)

Total property and equipment, net	$1,339	$2,976

     During the six months ended September 30, 2005, the Company disposed of equipment having a gross value of approximately $170,000 and accumulated depreciation of approximately $75,000. There was a loss of approximately $95,000 on the disposals.

(in thousands)	September 30,	March 31,
	2005	2005
Accrued liabilities:
Accrued compensation and related expenses	$2,898	$3,352
Accrued warranty	837	1,656
Commissions payable	815	1,830
Income taxes	4,996	4,972
Restructuring liabilities	1,920	178
Other accrued liabilities	854	3,796

Total accrued liabilities	$12,320	$15,784

3. Comprehensive Gain (Loss)
     Comprehensive gain (loss) consists of the net income (loss) for the period and the change in accumulated foreign currency translation adjustments during the period. For the three months ended September 30, 2005 and 2004, comprehensive gain (loss) amounted to approximately ($4.3) million and $1.3 million, respectively. For the six months ended September 30, 2005 and 2004, comprehensive gain (loss) amounted to approximately ($2.0) million and $15,000, respectively.
4. Net Income (Loss) Per Share
     Shares used in basic net income (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net income (loss) per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. A reconciliation of basic and diluted income (loss) per share is presented below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Basic:
Net income (loss)	$(4,148)	$1,317	$(1,702)	$148
Weighted shares outstanding	36,682	35,824	36,530	35,731
Net income (loss) per share	$(0.11)	$0.04	$(0.05)	$—

Diluted:
Net income (loss)	$(4,148)	$1,317	$(1,702)	$148
Weighted shares outstanding	36,682	35,824	36,530	35,731
Effect of dilutive securities:
Stock options	—	2,125	—	2,151

Dilutive weighted shares outstanding	36,682	37,949	36,530	37,882
Net income (loss) per share	$(0.11)	$0.03	$(0.05)	$—

     The following table summarizes securities outstanding as of September 30, 2005 and 2004, respectively, which were not included in the calculation of diluted net income (loss) per share for the three months ending September 30, 2005 and 2004, respectively, because inclusion of these securities would be anti-dilutive.

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Securities Excluded from Diluted Net Income (Loss) per Share
Stock options	5,565	2,661	5,565	2,661
Warrants	162	47	162	47
5. Commitments and Contingencies
     The Company leases facilities under non-cancelable operating leases that require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities. The Company is required pursuant to the terms of its facility leases to maintain two standby letters of credit in the amounts of $1.3 million on the Company’s headquarters and manufacturing facility located in Fremont, California and $0.1 million on a facility located on Kato Road, also in Fremont. No amounts have been drawn against these standby letters of credit.
     Rent expense was approximately $0.4 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively, and $0.7 million and $1.3 million for the six months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, future minimum lease payments under non-cancelable operating leases, excluding those facilities that have been restructured (facilities and equipment leases) are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
				(In thousands)
Contractual obligations By Fiscal Year March 31:
Operating lease obligations	$641	$1,319	$1,098	$1,136	$1,143	$1,012	$6,349
     Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct the Company’s business. These leases are non-cancelable and expire at various dates through 2011. Certain of the Company’s facility leases include a provision to extend the lease term, including the lease for the Company’s headquarters and manufacturing facility in

Fremont, California, which includes an option to extend the lease to February 2021. The Company’s facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, market adjusted rates. The Company has approximately $1.9 million of lease costs accrued associated with restructuring activities at September 30, 2005.
     On August 12, 2004, the Company entered into an agreement with a third party involving a mutual exchange of intellectual property rights, effective July 1, 2004. The mutual exchange of intellectual property rights was the settlement of potential patent litigation between the two parties to the agreement. During the term of the agreement, until either the patents involved expire or the Company stops using that technology, the Company agreed to pay a royalty of $50,000 for each stand-alone tool shipped by the Company that uses scatterometry to perform CD measurements and $12,500 for each integrated tool on behalf of a scatterometry product sold. These royalties are adjustable annually for changes in the consumer price index. Amounts due under the agreement have been paid or accrued as liabilities and have been charged to cost of sales or pre-paid royalties included in other current assets, as appropriate, as of September 30, 2005.
     Effective April 19, 2005, the Company entered into an exclusive representative agreement with Hermes-Epitek Corporation, under which Hermes-Epitek became an exclusive representative in China, Malaysia, Singapore and Taiwan to sell and service its Therma-Probe and Opti-Probe families of metrology products. The Company pays Hermes-Epitek a commission on the sale of these products when the sales process or purchasing decision was directly influenced by Hermes-Epitek. Additionally, Hermes-Epitek provides customers with support services for the products, including, among other things, installation services and qualification testing. The term of the agreement is for twenty-four months with a provision for automatic renewal for additional twelve-month terms.
     On July 1, 2005, the Company and Tokyo Electron Limited, a Japanese corporation (“TEL”), completed an Asset Purchase Agreement providing for the sale of the Company’s Compact Critical Dimension-integrated (CCD-i) product line (including the transfer of certain tangible assets, intellectual property and personnel related to the applications, support and manufacturing of the CCD-i product line) to TEL, for a cash payment by TEL of $8.95 million, plus cancellation by TEL of $1.0 million in outstanding pre-paid purchase orders, and the assumption by TEL of certain liabilities relating to the purchased assets. The Asset Purchase Agreement contains customary representations, warranties and covenants of the parties, including a time-based covenant by the Company not to compete with respect to integrated metrology device, and indemnification covenants by both parties. The agreement also contains provisions for short-term transition services and a commitment by the Company, under certain circumstances, to provide and manufacture an Integrated Metrology Device for up to 36 months.
     During the three months ended September 30, 2005, the Company recognized a deferred gain of $185,000 on an additional purchase option for equipment by TEL related to the Asset Purchase Agreement. On September 30, 2005, this option expired and the Company recognized the remaining deferred gain, net of additional transaction costs of approximately $14,000.
     The following table shows the calculation of the gain on the sale of the CCD-i product line to TEL:

Six Months Ended
September 30, 2005
(In thousands)
Calculation of gain on sale of product line:
Proceeds from sale of product line:
Cash payment by TEL	$8,950
TEL deposit applied to sale of product line	1,000

Total proceeds from sale of product line	9,950

Less: Net assets sold and transaction expenses:
Property and equipment, net	79
Inventory	803
Patents, net	271
Accrued warranty assumed by TEL	(243)
Legal expenses	296
Transaction costs and other	23

Total net assets sold, and transaction expenses:	1,229

Gain on sale of product line	$8,721

6. Financing Arrangements
     In June 2003, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank, (“SVB”). The Loan Agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The Loan Agreement’s credit facility allows the Company to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (8.25% as of September 30, 2005). The EXIM revolving line allows the Company to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (8.5% as of September 30, 2005).
     On June 10, 2005, the Company and SVB entered into an Amended and Restated Loan and Security Agreement (“Restated Loan Agreement”) and a Streamline Facility Agreement that renewed the $15.0 million revolving line of credit to the Company and extended the maturity to June 11, 2007. The Restated Loan Agreement’s revolving line of credit can be utilized by the Company to (i) borrow funds for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts and (iv) support certain cash management services. The Company’s borrowings under the guaranteed credit facilities are secured by substantially all of the Company’s assets, including intellectual property. The Company has approximately $1.4 and $3.2 million, respectively, as of September 30, 2005 and March 31, 2005 in outstanding letters of credit under the Restated Loan Agreement. No amounts have been drawn against the standby letters of credit.
     The Restated Loan Agreement contains certain restrictive covenants, which require the Company to maintain a minimum adjusted quick ratio and a minimum tangible net worth. In addition, the Company is required to comply with covenants that limit the Company’s ability to, among other things, merge or consolidate with another corporation or entity, dispose of assets, make acquisitions, incur indebtedness, grant liens, make investments, pay dividends or repurchase stock. The Restated Loan Agreement also includes events of default that include, among other things, material inaccuracies of representations and warranties, nonpayment of principal, interest or fees, violation of covenants or non-monetary obligations, cross-defaults to material agreements, bankruptcy and insolvency events, revocation or termination of guarantees or assets pledged by third parties, material changes in ownership, fraudulent transfer of assets, the occurrence of a Material Adverse Change (defined as a change in the Company’s business, operations, financial or other condition, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral), or any breaches of the Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement and revocation or termination of guarantees provided by the Export-Import Bank of the United States. The occurrence of an event of default will increase the applicable interest rate by 4.0% and could result in the acceleration of the term loan and foreclosure on the collateral securing the term loan under the Loan Agreement.
     On September 30, 2005, the Company and SVB entered into a First Modification to Loan and Security Agreement (the “First Modification”) to the Restated Loan Agreement. The First Modification amends the Restated Loan Agreement by (i) creating a $5.0 million term loan facility (the “Term Loan Facility”), (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. In accordance with the terms of the First Modification, the aggregate commitments available to be borrowed by the Company under the Term Loan and the existing formula based revolving line of credit will not exceed $15.0 million. The Company is in compliance with all the covenants in the Restated Loan Agreement and First Modification as of September 30, 2005.
     Also on September 30, 2005, the Company borrowed $5.0 million under the Term Loan Facility. The Company is required to commence principal payments plus accrued interest on the outstanding balance in 24 equal installments commencing on October 31, 2006 and continuing until September 30, 2008. The outstanding balance accrues interest at an interest rate equal to SVB’s prime rate plus 2.5% (9.25% as of September 30, 2005). Though the term loan has a stated maturity of September 2008, the outstanding balance has been classified as a current liability at September 30, 2005, primarily due to the Material Adverse Change clause included in the First Modification that permits the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.
     The Term Loan Facility may be terminated and prepaid prior to maturity by paying a premium equal to (i) 1.5% of the outstanding principal amount of the Term Loan Facility at the date of termination, if the termination occurs on or before September 30, 2007, (ii) 0.5% of the outstanding principal amount of the Term Loan Facility at the date of termination, if the termination occurs after September 30, 2007, provided, that no premium will be due if the Term Loan Facility is refinanced with another division of SVB. The Term Loan Facility is collateralized by a first priority lien on substantially all of the assets of the Company.
     In connection with the First Modification, the Company issued SVB a warrant to purchase 115,000 shares of the Company’s common stock at an exercise price of $1.71 per share, which expires on September 30, 2010. The Company utilized the Black-Scholes model to determine the estimated fair value of the warrant issued assuming the following assumptions; volatility of 74%, ex-dividend rate of zero, risk free interest rate of 4.18% and an expected life of five years. The resulting fair value was applied to the outstanding Term Loan Facility balance applying a pro-rata percentage of the total value of the borrowings received, recording the warrants as a debt discount of approximately $0.1 million against the outstanding balance. The debt discount will be amortized as interest expense over the life of the Term Loan Facility.
  Indemnification
     The Company indemnifies some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by the Company of third party intellectual property. The Company also concluded certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship and only to the extent consistent with the Company’s bylaws and applicable law. In June 2005, under the terms of the sale of the CCD-i product line to TEL, the Company under certain circumstances committed to provide and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of September 30, 2005, the Company has not incurred any losses under such indemnification provisions during the periods covered in this report and believes that the fair value of indemnification obligations is not material.
  Legal Proceedings
     From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of its business, including initiating litigation in order to enforce any patents issued to or licensed to the Company or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, the Company may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed in the section of this quarterly report titled “Factors Affecting Future Results,” could subject the Company to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company is not aware of any material legal proceedings pending against the Company or its employees as of September 30, 2005.

7. Restructuring, Severance and Other Costs
     The following table provides summary activity related to the Company’s continuing restructuring activities for the six months ended September 30, 2005:

	Liability as of		Payments and	Liability as of
	March 31, 2005	Provision	Reductions	September 30, 2005
	(In thousands)
Restructuring, severance and other costs incurred
FY 2006 Restructuring Programs
Severance and workforce reduction	$—	$1,448	$(1,434)	$14
Consolidation of excess facilities	—	2,129	(359)*	1,770
Other	—	54	(54)	—
FY 2005 Restructuring Program	178	100	(142)	136

Total	$178	$3,731	$(1,989)	$1,920

*	includes non cash fixed asset write-off of approximately $285,000 related to July 29, 2005 restructuring plan for North American operations.
  Restructuring programs in fiscal year 2006.
     During the six months ended September 30, 2005, the Company recorded approximately $3.6 million in charges related to restructuring, severance and other costs. The Company’s provision for severance and workforce reductions consists of approximately $1.4 million for reductions in workforce as part of restructuring of the Company’s Asian and North American operations. The Company’s provision for the consolidation of excess facilities includes approximately $0.4 million in office closing costs and approximately $1.7 million related to the Company’s estimate of lease costs, net of anticipated sublease income. Other charges of approximately $54,000 represents a liability to a distributor resulting from the restructuring of our Asian operations, which was settled during the six months ended September 30, 2005. The details of the Company’s restructuring activities are further discussed below.
  Restructuring of the Company’s Asian operations.
     On April 19, 2005, the Company adopted a plan to restructure its Asian operations and entered into an exclusive representative agreement with Hermes-Epitek Corporation. Pursuant to the terms of the agreement, Hermes-Epitek will serve as the exclusive representative for the Company’s Therma-Probe and Opti-Probe metrology product lines for China, Malaysia, Singapore and Taiwan (for further information see Note 5 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Commitments and Contingencies”). In connection with this restructuring plan, the Company incurred severance and related charges of approximately $0.6 million and charges in connection with the closing and write-offs for certain fixed assets of approximately $0.1 million. During the six months ended September 30, 2005, the Company has made payments of approximately $0.6 million and $0.1 million relating to reduction in Asian workforce of 52 employees and office closing costs, respectively.
  Restructuring of the Company’s North American operations.
     On April 8, 2005, the Company adopted a restructuring plan aimed at increasing the Company’s operating efficiency and reducing corporate expenses. The Company reduced the number of separate internal operating groups from 11 to 6 through a streamlining of its corporate structure. The Company eliminated 24 employees, or approximately 9 percent of its North American workforce. The Company recognized a charge in connection with the restructuring plan related to severance and workforce reduction of approximately $0.7 million, which was paid to employees during the six-months ended September 30, 2005.
     On July 29, 2005, the Company made the decision to close an additional facility located in Fremont, California. This decision was made in conjunction with the Company’s restructuring plan adopted on April 8, 2005, aimed at increasing the Company’s operating efficiency and reducing corporate expenses. The Company intends to sublease the facility until expiration of the lease agreement in May 2008. During the second quarter of fiscal 2006, the Company recorded a charge in connection with the facility closing of approximately $2.0 million, related to rent expense net of potential sublease income, asset impairment and other related costs to return the building to its original state upon expiration of the lease. If facility rental rates continue to decrease or if it takes longer than expected to sublease the facility, the maximum amount by which the restructuring charge could exceed the original estimate is approximately $0.3 million.

     Also in connection with the restructuring plan adopted on April 8, 2005, the Company incurred severance charges by reducing its workforce by fifteen employees on July 21, 2005. During the second quarter of fiscal 2006, the Company recorded a charge in connection with the lay-off of approximately $0.2 million, related to severance and related costs.
  Restructuring program in fiscal year 2005.
     On March 31, 2005, the Company had approximately $0.2 million in net restructuring charges accrued as estimated leased facility charges on previously vacated facilities in Santa Clara that are non-cancelable, net of potential sublease income to the sublease date. During the six months ended September 30, 2005, the Company increased the restructuring provision by approximately $0.1 million reflecting the Company’s belief that any sublease of this vacated facility is unlikely due to the lease expiring in March 2006. Reductions in the fiscal year 2005 provision relate to the Company’s rent payments on the facility during the six months ended September 30, 2005 of approximately $156,000, net of the recognition for accretion on the net present value calculation on remaining lease payments of approximately $14,000.
8. Accrued Warranty
     At the time of revenue recognition the Company provides an accrual for estimated costs to be incurred pursuant to estimated warranty obligations, which is based primarily on historical experience. Changes in the accrued warranty during the three and six months ended September 30, 2005 and 2004, respectively, are summarized as follows:

		Provisions
		For Warranties	Settlements
		Issued	of
	Beginning	During	Pre-Existing		Ending
	Balance	the Period	Warranties		Balance
	(In thousands)
Accrued Warranty
Three Months Ended September 30, 2005	$1,303	$283	$(749	)*	$837

Three Months Ended September 30, 2004	$1,626	$279	$(326)		$1,579

*	Includes $469,000 reclassified to Accrued Commission related to Hermes agreement. See Note 5 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Commitments and Contingencies.”

		Provisions
		For Warranties	Settlements
		Issued	of
	Beginning	During	Pre-Existing		Ending
	Balance	the Period	Warranties		Balance
	(In thousands)
Accrued Warranty
Six Months Ended September 30, 2005	$1,656	$387	$(1,206	)*	$837

Six Months Ended September 30, 2004	$1,731	$632	$(784)		$1,579

*	Includes $243,000 assumed by TEL and $469,000 reclassified to Accrued Commissions related to Hermes agreement. See Note 5 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Commitments and Contingencies.”
9. Other Assets, Net
     Capitalized patent acquisition costs are included in non-current other assets, net and are amortized on a straight-line basis over the estimated useful life of the patent, generally five years. Amortization of patent assets was $0.2 million for the three months ended September 30, 2005 and 2004 and $0.4 million for the six months ended September 30, 2005 and 2004. Amortization of the remaining net book value of our patent portfolio of $0.6 million as of September 30, 2005 is estimated to be $0.4 million and $0.2 million for fiscal years 2006 and 2007, respectively.

10. Segment Information
     The Company operates in one segment, the marketing, manufacturing and servicing of process control metrology systems within the semiconductor equipment market. This determination was reached upon review of the structure of the Company’s internal organization, the financial information that the Company’s chief operating decision maker uses to make decisions about operating matters, such as resource allocations and performance assessment and the structure of discrete financial information available. All products and services are marketed in each geographic region in which the Company operates.
     Within the Company’s one operating segment, two revenue-generating activities have been identified for purposes of external reporting: systems and services. Both systems and services share a similar customer base and economic environment and share internal operating resources and assets. The Company does not internally report profitability for each of these revenue-generating activities. Decisions are based on the combined impact of the decisions on the results of systems and services. Therefore, while the Company has been reporting revenues and cost of revenues for the systems and services separately, the Company does not consider these revenue generating activities to constitute separate operating segments.
     In terms of generating systems revenues, the Company’s sells the Therma-Probe, Opti-Probe and Integra families of products. These product lines are manufactured in the same facility, by the same people and share the same economic environments. Specifically, they have in common the nature of the product, the nature of the production processes, the type or class of customer, the methods used to distribute them and the nature of the regulatory environment. The Company’s systems are all metrology tools used in the semiconductor manufacturing processes; therefore, are considered to be similar products and their revenues and cost of sales are best presented to investors combined into one financial statement line item, systems, in order for the users of the financial statements to understand the Company’s performance, assess the Company’s prospects for future net cash flows, and make more informed judgments about the enterprise as a whole.
     All of the Company’s products and services are marketed in each geographic region in which the Company operates. The Company’s current product offerings qualify for aggregation under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” as products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.
     Net revenues from external customers are attributed to individual countries based on the location to which the products or services are being delivered. Revenues from Europe, excluding Germany, are the sum of net revenues generated in the United Kingdom, France, Italy, Israel and Ireland, among others, each of which does not represent greater than 10% of total net revenues. The following table summarizes the percentage of our total net revenues by geography for the three and six months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Revenues by Country
United States	38%	26%	29%	26%
Germany	19%	6%	28%	6%
Taiwan	19%	25%	15%	16%
Japan	10%	19%	14%	15%
Europe, excluding Germany	5%	6%	6%	5%
Korea	8%	11%	6%	14%
China	—%	4%	1%	8%
Singapore	1%	3%	1%	10%

Total	100%	100%	100%	100%

     Net revenues in each geographic area are recognized according to the Company’s revenue recognition policy as described in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales to customers outside of the United States were $10.9 million and $16.8 million for three months ended September 30, 2005 and 2004, respectively, and $24.7 million and $32.6 million for six months ended September 30, 2005 and 2004, respectively.

     One customer accounted for 30% of the Company’s net revenues for the three months ended September 30, 2005. No other customers represented greater than 10% of the Company’s net revenues for the three months ended September 30, 2005. For the three months ended September 30, 2004, three customers accounted for 19%, 11% and 11% of the Company’s net revenues. Two customers accounted for 34% and 11% of the Company’s net revenues for the six months ended September 30, 2005. For the six months ended September 30, 2004, two customers accounted for 11% and 10% of the Company’s net revenues.
     The following is a summary of the Company’s operations by geographic area. The net revenues reported below reflect the location of operations, not the location of product delivery. The Company also has operations in the United Kingdom, Japan, China, Taiwan, Israel and Korea, none of which is material for separate disclosure. Substantially all of the Company’s long-lived assets are located in the United States.

		Other
		Foreign
	U.S.	Locations	Eliminations	Consolidated
Segment Information (in thousands)
Three Months Ended September 30, 2005 Sales to unaffiliated customers	$15,377	$1,888	$—	$17,265
Transfers between geographic regions	(415)	167	248	—

Total net revenues	$14,962	$2,055	$248	$17,265

Operating income (loss)	$(4,790)	$(394)	$890	$(4,294)

Three Months Ended September 30, 2004 Sales to unaffiliated customers	$20,144	$2,458	$—	$22,602
Transfers between geographic regions	(557)	666	(109)	—

Total net revenues	$19,587	$3,124	$(109)	$22,602

Operating income	$760	$153	$380	$1,293

Six Months Ended September 30, 2005 Sales to unaffiliated customers	$30,489	$4,315	$—	$34,804
Transfers between geographic regions	(845)	689	156	—

Total net revenues	$29,644	$5,004	$156	$34,804

Operating income (loss)	$(11,145)	$(450)	$1,359	$(10,236)

Six Months Ended September 30, 2004 Sales to unaffiliated customers	$38,926	$4,827	$—	$43,753
Transfers between geographic regions	(184)	1,076	(892)	—

Total net revenues	$38,742	$5,903	$(892)	$43,753

Operating income (loss)	$(304)	$(14)	$390	$72

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
  Overview
     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our ability to manage our costs and reduce operating expenses, our ability to improve long-term profitability, our ability to provide cost efficiencies and sustain our operations and cash position, our ability to continue the successful development and introduction of new products and improvement of current products, the charges to be incurred in connection with, and the cost savings resulting from, our restructurings, cost savings from the sale of the compact critical dimension product line (CCD-I), future stock-based employee compensation charges, cash consumption for the fiscal third quarter of 2006 and trends in our financial performance. Factors that could cause actual results to differ materially from the forward-looking statements include the cyclicality of our business, the loss of one or more large customers, our ability to protect our intellectual property, our ability to successfully compete against larger companies, our ability to access additional capital in the future, our ability to develop new and advanced products in the future, our ability to attract and retain key personnel, our ability to receive supplies from single source suppliers, possible disruptions to our business and the impact on remaining employees of the restructuring activities, disruptions at our manufacturing facilities and general political, economic and stock market conditions and events, both domestically and internationally. These factors and others are described in more detail in our public reports filed with the Securities and Exchange Commission, such as those discussed in the “ Factors Affecting Future Results” section of our annual report on Form 10-K for the fiscal year ended April 3, 2005, all quarterly reports on Form 10-Q for the following fiscal quarters, all subsequent current reports on Form 8-K and all of our prior press releases. All forward-looking statements in this quarterly report on Form 10-Q are based on information available to us as of the date hereof, and we assume no duty to update these forward-looking statements.
     The second quarters of fiscal years 2006 and 2005, the first quarter of fiscal year 2006 and our fiscal year 2005 ended on October 2, 2005, September 26, 2004, July 3, 2005 and April 3, 2005, respectively. For presentation purposes, the accompanying unaudited condensed consolidated financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.
     We develop, manufacture, market and service process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters to enable semiconductor manufacturers to maintain high overall manufacturing yield, increase their equipment productivity and reduce the size of the circuit features imprinted on the semiconductor to thereby improve the performance of the semiconductor device. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe CD™ and RT/CD®, and Integra® integrated metrology products, use proprietary and patented technology to provide precise, non-contact, non-destructive measurement for the basic building blocks, or process modules, used in the manufacture of integrated circuits.
     Our services include selling parts, billable service calls, and maintenance contracts related to our metrology products. Service and parts revenues are derived either from the performance of billable service calls, direct sales of parts or service maintenance contracts, which are normally of one-year duration. We do not service any products other than those sold by us.
     At the beginning of fiscal 2006, our Board of Directors and management identified several important initiatives aimed at helping achieve key strategic and financial objectives of driving the Company towards long-term sustainable profitability, improving cash reserves and cash flow, continuing to improve competitive positioning in the market for leading edge metrology solutions, reducing overall fixed cost structure and minimizing dependency on market conditions to achieve breakeven results, and, ultimately, increasing stockholder value.
     The actions implemented during the first half of fiscal 2006 reflect significant progress on the path to achieving these key objectives and have produced positive results. Specifically, operating expenses were reduced during the fiscal second quarter by $2.8 million, or 22%, from the first quarter of fiscal 2006. During the second quarter, cash utilization (defined as change in cash and cash equivalents, excluding borrowing from our debt financing in the second quarter of fiscal 2006 of $5.0 million) decreased $3.7 million, or 59%, from the first quarter of fiscal 2006.
     On September 30, 2005, we and Silicon Valley Bank entered into a First Modification to Loan and Security Agreement (the “First Modification”) to the our existing Amended and Restated Loan and Security Agreement that was renewed in the first quarter of fiscal 2006. The First Modification created a $5.0 million term loan, amended debt covenants and changed aggregate commitments available to be borrowed by us under the new term loan and the existing formula based loan commitments under the Loan Agreement not to exceed $15.0 million. In connection with the First Modification, we issued Silicon Valley Bank a warrant to purchase 115,000 shares of our common stock at an exercise price of $1.71 per share (the “Warrant”). The Warrant expires on September 30, 2010.
     Also on September 30, 2005, we borrowed $5.0 million under the new term loan. While we will pay interest monthly on the outstanding term loan and will repay the outstanding principal of the term loan in accordance with the provisions of the First Modification (as further discussed in Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Financing Arrangements”), the First Modification contains provisions, including a Material Adverse Change clause that permit the lender to accelerate the maturity of the debt based upon factors that are subjective in nature. Accordingly, the outstanding balance at September 30, 2005 has been classified as a current liability.

  Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our amortization and impairments of goodwill and other intangibles; and the valuation of deferred income taxes and income taxes payable, which affects our income tax expense and benefit. We also have other key accounting policies, such as our policies for revenue recognition and allowance for doubtful accounts receivable and returns. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. In addition to the critical accounting policies and estimates that are identified above and discussed further in our annual report on Form 10-K for the fiscal year 2005, we have also identified the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges.
  Restructuring Charges
     Over the last three years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have recorded estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance and the timing of the execution of such activities this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Prior to 2003, the liability for certain exit costs was recognized on the date that management committed to a plan. In 2003, new accounting guidance was issued requiring us to recognize costs associated with our exit and disposal activities at fair value when a liability is incurred. In calculating the charges for our excess facilities, we have to estimate the future lease and operating costs to be paid until the lease is terminated and the amount of any sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions for the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives.
  Recently Issued Accounting Pronouncements
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
     In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 did not have a material impact on our financial position or results of operations.
     On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expenses, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our results of operations and financial position when we adopt it in fiscal 2007.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ended March 31, 2007. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.
  Results of Operations
     The following tables summarize our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and six months ended September 30, 2005 and 2004 was derived from our unaudited condensed consolidated financial statements which, in the opinion of management, reflect all adjustments necessary for the fair statement of the financial condition and results of operations for such periods.

	Three Months Ended September 30,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues Product	$12,348	71.5%	$17,528	77.6%	$(5,180)	(29.6)%
Service and parts	4,917	28.5%	5,074	22.4%	(157)	(3.1)%

Total net revenues	17,265	100.0%	22,602	100.0%	(5,337)	(23.6)%

Cost of revenues Product	7,320	42.4%	8,498	37.6%	(1,178)	(13.9)%
Service and parts	4,001	23.2%	3,332	14.7%	669	20.1%

Total cost of revenues	11,321	65.6%	11,830	52.3%	(509)	(4.3)%

Gross profit	$5,944	34.4%	$10,772	47.7%	$(4,828)	(44.8)%

	Six Months Ended September 30,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues Product	$25,068	72.0%	$33,717	77.1%	$(8,649)	(25.7)%
Service and parts	9,736	28.0%	10,036	22.9%	(300)	(3.0)%

Total net revenues	34,804	100.0%	43,753	100.0%	(8,949)	(20.5)%

Cost of revenues Product	13,738	39.5%	15,606	35.7%	(1,868)	(12.0)%
Service and parts	8,007	23.0%	6,655	15.2%	1,352	20.3%

Total cost of revenues	21,745	62.5%	22,261	50.9%	(516)	(2.3)%

Gross profit	$13,059	37.5%	$21,492	49.1%	$(8,433)	(39.2)%

     Net Revenues. Net revenues for the three and six months ended September 30, 2005 were $17.3 million and $34.8 million, respectively, representing a decrease of 23.6% and 20.5% from net revenues of $22.6 million and $43.8 million for the three and six months ended September 30, 2004, respectively. The decrease in total net revenues was primarily attributable to lower unit volumes due to decreased demand for the our products from an industry downturn that began in the third quarter of fiscal 2005 and, to a lesser extent, the sale of the CCD-i integrated metrology product line during the first quarter of fiscal 2006.
     Sequentially, net revenues for the second quarter of fiscal 2006 were $17.3 million, compared to net revenues of $17.5 million reported for the first quarter of fiscal 2006. During the first and second quarters of fiscal 2006, we recognized $6.9 and $4.5 million in revenue deferred from shipments in prior quarters, respectively. These revenues related to the receipt of final acceptances and satisfaction of all revenue recognition criteria in accordance with the original terms of the sale. Revenues from CCD-I products sold to TEL were $1.3 million in the first quarter of fiscal 2006. There were no revenues from CCD-I products in the second quarter of fiscal 2006.
     Sequentially, service and parts revenues, which include selling parts, billable service calls, and maintenance contracts related to our metrology products, were slightly higher in the second quarter of fiscal 2006 by $0.1 million, or 2%, due to an increase in net revenues from service contracts initially sold with systems during prior periods. Systems (products) revenues are more variable than services revenues in general, because services revenues are generated from our installed base of systems, which fluctuates gradually as the warranty periods of newer systems expire causing those systems to require paid parts and repair services and older systems are either decommissioned or replaced with newer models.
     Export sales to customers outside of the United States accounted for approximately 62% and 74% of our total net revenues for the second quarters of fiscal 2006 and 2005, respectively, and 78% in the first quarter of fiscal 2006. We anticipate that our export sales will continue to account for a significant portion of our net revenues in the foreseeable future. The flow of orders and shipments by country are uneven. Therefore, the percentage of revenues by country may vary greatly from period to period. For more information on revenues by country for the second quarters of fiscal 2006 and 2005, see Note 10 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
     Gross Margin. Gross margin percentage for the three and six months ended September 30, 2005 was 34.4% and 37.5%, respectively, representing a decrease from gross margin of 47.7% and 49.1% for the three and six months ended September 30, 2004, respectively. The year over year second fiscal quarter margin decrease of 13.3% was primarily due to changes in provisions for excess and obsolete inventory in the comparable periods. In the three months ended September 30, 2005, we increased provisions for excess and written down obsolete inventory, primarily for customer service inventory, by $1.6 million resulting in a 9.2% decrease in gross margins for the period. In the three months ended September 30, 2004, we recognized a benefit of $1.1 million from the sale of previously reserved obsolete inventory, resulting in a 4.9% increase in margins for the period. The year over year 11.6% margin decrease for the six months ended September 30, 2005 versus the six months ended September 30, 2004 was primarily due to the above discussed changes in inventory provisions recorded during the second quarter of fiscal 2006.
     Sequentially, gross profit for the second quarter of fiscal 2006 was 34.4%, down from 40.6% in the first quarter of fiscal 2006. This decrease was primarily due to increased provisions for excess and obsolete customer service and manufacturing inventory of $1.6 million during the second quarter of fiscal 2006.

     Research and Development, Selling, General and Administrative Expenses, and Restructuring, Severance and Other. The following tables present research and development, selling, general and administrative expenses and restructuring, severance and other for the three and six months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
Research and development	$3,052	17.7%	$3,848	17.0%	$(796)	(20.7)%
Selling, general and administrative	4,922	28.5%	5,631	24.9%	(709)	(12.6)%
Restructuring, severance and other	2,264	13.1%	—	—%	2,264	N/A %

Total operating expenses	$10,238	59.3%	$9,479	41.9%	$759	8.0%

	Six Months Ended September 30,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
Research and development	$6,888	19.8%	$9,113	20.8%	$(2,225)	(24.4)%
Selling, general and administrative	12,676	36.4%	11,934	27.3%	742	6.2%
Restructuring, severance and other	3,731	10.7%	373	0.9%	3,358	900.3%

Total operating expenses	$23,295	66.9%	$21,420	49.0%	$1,875	8.8%

     Research and Development (“R&D”) Expenses. R&D expenses for the three and six months ended September 30, 2005 were $3.1 million and $6.9 million, respectively, representing a decrease of 20.7% and 24.4% from R&D expenses of $3.8 million and $9.1 million for the three and six months ended September 30, 2004, respectively. The decrease in R&D expenses compared with the prior periods primarily reflects lower levels of purchases for equipment, project materials and outside services.
     Sequentially, R&D expenses for the second quarter of fiscal 2006 were $3.1 million, a decrease of 18.4% from R&D expenses of $3.8 in the first quarter of fiscal 2006. This decrease is primarily due to lower salaries as a result of fewer employees and lower project costs. We expect our overall R&D expenditures will increase in the third quarter of fiscal 2006 due to increased development efforts. We continue to allocate our R&D resources to the programs that can sustain our technological leadership, which we expect will strengthen our market position.
     Selling, General and Administrative (SG&A) Expenses. SG&A expenses for the three and six months ended September 30, 2005 were $4.9 million and $12.7 million, respectively, representing a decrease of 12.6% and an increase of 6.2% from SG&A expenses of $5.6 million and $11.9 million for the three and six months ended September 30, 2004, respectively. The decrease in SG&A expenses for the three months ended September 30, 2005 compared to 2004 was primarily due to reduced salary related customer service cost resulting from our restructuring efforts during the first quarter of fiscal 2006. The increase in SG&A expenses for the six months ended September 30, 2005 compared to 2004 was primarily due to increased costs to achieve Sarbanes-Oxley Section 404 compliance.
     Sequentially, SG&A expenses for the second quarter of fiscal 2006 were $4.9 million, a decrease of 36.4% from SG&A expenses of $7.7 million in first quarter of fiscal 2006. Included in SG&A expenses for the first quarter of fiscal 2006 are approximately $1.9 million in expenses related to Sarbanes-Oxley Section 404 compliance.
     Restructuring, Severance and Other. Sequentially, restructuring expenses for the second quarter of fiscal 2006 were $2.3 million, an increase of $0.8 million, or 53.3%, from restructuring expenses of $1.5 million in the first quarter of fiscal 2006. The increase is primarily due to the abandonment of our leased facility at Kato Road, in Fremont, California during the second quarter of fiscal 2006 (for further information, see Note 7 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Restructuring, Severance and Other Costs”).
     Stock-Based Compensation. The following tables present stock-based compensation expenses for employees engaged in manufacturing, research and development and selling, general and administrative activities for the three and six months ended September 30, 2005 and 2004, which were included in those operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)
Cost of revenues	$(2)	—%	$(262)	1%	$260

Research and development	$(68)	—%	$(564)	2%	$496
Selling, general and administrative	(10)	—%	(304)	1%	294

Subtotal	$(78)	1%	$(868)	3%	$790

Total stock-based compensation expense	$(80)	1%	$(1,130)	4%	$1,050

	Six Months Ended September 30,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)
Cost of revenues	$2	—%	$56	—%	$(54)

Research and development	$(246)	1%	$322	1%	$(568)
Selling, general and administrative	5	—%	243	—%	(238)

Subtotal	$(241)	1%	$565	1%	$(806)

Total stock-based compensation expense	$(239)	1%	$621	1%	$(860)

     Stock-Based Employee Compensation. Stock-based employee compensation expense includes amounts for two events: the stock options assumed during the acquisition of Sensys Corporation, and the stock option exchange on September 10, 2003. In the second quarter of fiscal 2006, we recognized an employee stock-based compensation benefit of $78,000. This benefit consists of a deferred stock compensation benefit related to Sensys acquisition of $45,000, a stock compensation benefit related to variable accounting for the stock exchange of $35,000. In the first quarter of fiscal 2006, we recognized an employee stock-based compensation benefit of $160,000, consisting of a benefit related to Sensys acquisition of $211,000, offset by an expense related to variable accounting of $51,000. In the second quarter of fiscal 2005, we recognized an employee stock-based compensation benefit of $1.1 million consisting of a benefit related to variable accounting of $1.2 million, offset by amortization expense related to Sensys acquisition of $44,000. As of September 30, 2005, deferred stock compensation related to the Sensys acquisition has been fully amortized. For further information, see the “Stock-based Compensation” section of Note 1 of Notes to the Unaudited Condensed Consolidated Financial Statements titled “Basis of Presentation.”
     Other Income (Expense). The following tables present other income (expense) for the three and six months ended September 30, 2005 and September 30, 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)
Other income (expense)
Gain on sale of product line	$171	1.0%	$—	—%	$171
Interest expense	(90)	(0.5)%	(8)	—%	(82)
Interest income	43	0.2%	48	0.2%	(5)
Other, net	33	0.2%	(13)	(0.1)%	46

Total other income (expense), net	$157	0.9%	$27	0.1%	$130

	Six Months Ended September 30,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)
Other income (expense)
Gain on sale of product line	$8,721	25.1%	$—	—%	$8,721
Interest expense	(147)	(0.4)%	(8)	—%	(139)
Interest income	75	0.2%	90	0.2%	(15)
Other, net	(63)	(0.2)%	(3)	—%	(60)

Total other income (expense), net	$8,586	24.7%	$79	0.2%	$8,507

     Other Income (Expense). Other income, net, for the second quarter of fiscal 2006 was $0.2 million, a decrease of approximately $8.2 million compared to other income, net, of $8.4 million in the first quarter of fiscal 2006. This decrease was due to gain on sale of a CCD-i product line to TEL of $8.6 million in the first quarter of fiscal 2006, which was partially offset by a loss on disposal of property and equipment of $0.1 million. (For details of the sale of product line, see Note 5 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, titled “Commitments and Contingencies”).
     Net Income (Loss). The combination of all the factors discussed above contributed to a net loss of $4.1 million, or ($0.11) per basic and diluted share, for the second quarter of fiscal 2006. This compares to net income of $2.4 million, or $0.07 per basic and diluted share, in the first quarter of fiscal 2006 and a net income of $1.3 million, or $0.04 and $0.03 per basic and diluted share, respectively, in the second quarter of fiscal 2005. The increase in net income in the first quarter of fiscal 2006 was due to gain on sale of a CCD-i product line to TEL of $8.6 million.
  Liquidity and Capital Resources
     Our principal sources of funds have been and are anticipated to be cash on hand ($14.5 million unrestricted as of the end of the second quarter of fiscal 2006), cash flows from operating activities (if any), borrowings under our bank credit facility (if available) and proceeds from sales of our capital stock and other sources. Through our ongoing efforts to decouple our breakeven point from the influence of general market conditions, we are re-examining all aspects of our business for areas of improvement and continue to focus on reducing our fixed cost base and improving our working capital position to better align our operations with market demand and current sales levels. If projected sales do not materialize, we will need to further reduce expenses and may require additional equity or debt financing to meet our working capital requirements and/or to fund our research and development activities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity securities or debt financing could result in additional dilution to our current stockholders. There can be no assurance that additional financing will be available, if required, or, if available, will be on terms satisfactory to us.
     Our cash balance increased by $1.1 million during the six months ended September 30, 2005 from $13.4 million to $14.5 million, primarily due to the sale of our CCD-i product line to TEL that resulted in net cash proceeds of $8.95 million and borrowing of $5.0 million from our term loan with Silicon Valley Bank. Excluding net cash proceeds from the sale of the CCD-i product line to TEL and borrowing from Silicon Valley Bank, our cash balance decreased by $12.9 million reflecting cash used in operations (for details of the sale of our product line, see Note 5 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, titled “Commitments and Contingencies”). The net increase in cash of $1.1 million during the six months ended September 30, 2005 compares to a decrease in cash during six months ended September 30, 2004 of $6.7 million, $6.0 million of which was consumed in operating activities and $1.0 million was used in investing activities for net investments in property and equipment and purchases of patents, offset by $0.3 million generated by financing activities attributable to the proceeds generated from the issuance of common stock.
     Cash flows used by operating activities were $13.0 million and $6.0 million for the six months ended September 30, 2005 and 2004, respectively, an increase in cash used by operating activities of approximately $7.0 million. Net loss in the six months ended September 30, 2005 was $1.7 million, compared to net income of $0.1 million in the six months ended September 30, 2004. The net loss for the six months ended September 30, 2005 included a gain on sale of product line of $8.7 million corresponding to the sale of a CCD-i product line to TEL. Our cash balance declined due to operating losses and decreases in accounts payable and accrued and other liabilities, and was partially offset by cash generated by reduced inventories and accounts receivable.

     Accounts payable decreased in the six months ended September 30, 2005, consuming operating cash of $4.6 million, compared to an increase of $2.7 million in the six months ended September 30, 2004. Deferred revenues decreased by $8.7 million in the six months ended September 30, 2005, compared to a decrease of $1.4 million in the six months ended September 30, 2004. The decrease in deferred revenues is attributable to final acceptance on systems deliveries during the six months ended September 30, 2005. Changes in accrued and other liabilities decreased cash flows from operating activities by $1.4 million in the six months ended September 30, 2005, compared to a decrease in cash flows from accrued and other liabilities of $0.3 million in the six months ended September 30, 2004.
     Decreases in inventory, excluding non-cash inventory provisions, were $3.3 million in the six months ended September 30, 2005 compared to a $7.3 million increase in inventories in the six months ended September 30, 2004. The decrease in inventory reflects decreased purchases due to improved efforts in controlling inventory purchases. Similarly, accounts receivable decreased by $3.8 million in the six months ended September 30, 2005, compared to an increase in accounts receivable in the six months ended September 30, 2004 of $3.4 million, due to lower billings in the six months ended September 30, 2005 compared to the six months ended September 30, 2004. Days sales outstanding were decreased to 62 days as of the end of the second quarter of fiscal 2006 from 76 days as of the end of the second quarter of fiscal 2005. Days sales outstanding is calculated based on annualized days sales outstanding divided by ending accounts receivable for the quarter.
     Net income for the six months ended September 30, 2005 included a gain on the sale of a product line of $8.7 million corresponding to the sale of our CCD-i product line to TEL. Additionally, non-cash expenses included a write-off for the net book value of property and equipment of $0.3 million related to our restructuring activities, depreciation and amortization of $1.2 million; stock-based compensation benefit of $0.2 million; inventory provisions of $2.1 million; provision for doubtful accounts receivable and returns of $0.1 million; and loss on disposal of property and equipment of $0.1 million.
     Cash flows provided by investing activities were $8.8 million in the six months ended September 30, 2005 compared to cash flows used in investing activities of $1.0 million in the six months ended September 30, 2004. Cash flows provided by investing activities in the six months ended September 30, 2005 included the impact of $9.95 million from the sale of a product line, consisting of cash proceeds of $8.95 million and a customer deposit applied of $1.0 million. In the six months ended September 30, 2005, purchases of property and equipment were $52,000, a decrease of $0.5 million compared to the six months ended September 30, 2004. Investments in our patent portfolio were $0.1 million in the six months ended September 30, 2005, down from $0.4 million in the six months ended September 30, 2004.
     Cash flows provided by financing activities were $5.6 million in the six months ended September 30, 2005 compared to cash flows provided by financing activities of $0.3 million in the six months ended September 30, 2004. Financing activities for the six months ended September 30, 2005 consist of $5.0 million in cash borrowings under our Term Loan Facility with SVB and $0.6 million attributable to the proceeds generated from the issuance of common stock.
     We reported operating losses of $4.3 million and $5.9 million for the second and first quarters of fiscal 2006, respectively, and an operating loss of $6.5 million for our fiscal year ended March 31, 2005. We have an accumulated deficit of $309.5 million at September 30, 2005. We used $13.0 million of cash in operations during the six months ended September 30, 2005. Due to the continued instability in the semiconductor capital equipment industry, uncertain economic conditions worldwide, and other factors, we cannot predict how long we will incur future losses, whether we will become profitable again, or that our business will not continue to decline or our performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 27, 2005, which is included in our Form 10-K for the year ended March 31, 2005. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

  Off-Balance Sheet Commitments
     Our off-balance sheet commitments are limited to equipment operating leases, leases on office and manufacturing space, purchase commitments, minimum royalty payments under certain software license agreements and cancellation fee commitments to vendors related to non-cancelable inventory purchase orders. Future payments due under these obligations as of the end of the second quarter of fiscal 2006 are as follows:

			Minimum
	Operating	Purchase	Royalty	Cancellation
	Leases	Commitments	Payments	Fees	Total
Fiscal Year:
2006 (6 months)	$641	$3,159	$40	$45	$3,885
2007 (12 months)	1,319	693	40	45	2,097
2008 (12 months)	1,098	—	—	—	1,098
2009 (12 months)	1,136	—	—	—	1,136
2010 (12 months)	1,143	—	—	—	1,143
2011 and thereafter	1,012	—	—	—	1,012

Total future minimum payments	$6,349	$3,852	$80	$90	$10,371

     Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct our business. These leases are non-cancelable and expire at various dates through 2011. Certain facility leases include a provision to extend the lease term, including the lease for our headquarters and manufacturing facility in Fremont, California, which includes an option to extend the lease to February 2021. Our facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, generally market adjusted rates. We have excluded approximately $1.9 million of lease costs accrued associated with our restructuring activities at September 30, 2005.
     Purchase Commitment and Cancellation Fees. In order to maintain a supply of inventory components based upon our expected product shipments, we regularly enter into purchase commitments for inventory, supplies and services with third party vendors. Generally the purchase commitments are non-cancelable and we may not be able to renegotiate the delivery dates or total commitment. In certain instances we may have to pay a cancellation fee to cancel the purchase commitment. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimatable. We believe that we have made adequate provisions for any potential exposure related to inventory on order that may go unused based upon our current expectations.
     Minimum Royalty Payments. Minimum royalty payments represent the payment obligations for use of third party intellectual property, which will be due irrespective of product shipment volumes.
     Financing/Other Contingencies. We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of third party intellectual property. We also concluded certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship and only to the extent consistent with our bylaws and applicable law. In June 2005, under the terms of the sale of the CCD-i product line to TEL, we, under certain circumstances, committed to provide and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of the end of the second quarter of fiscal 2006, we have not incurred any losses under such indemnification provisions during the periods covered in this report and believe that the fair value of our indemnification provisions is not material.
     On June 10, 2005, we renegotiated our loan and security agreement, as well as a streamline facility agreement (collectively “the Loan Agreement”), with Silicon Valley Bank (SVB) extending it to June 11, 2007. The loan and security agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The streamline facility agreement allows us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (8.25% as of the end of the first quarter of fiscal 2006). The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (8.5% as of the end of the first quarter of fiscal 2006). We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. At the end of our second quarter of fiscal 2006 and the end of our fiscal year 2005, we had $1.4 and $3.2 million, respectively, in outstanding letters of credit under the loan and security agreement. No amounts have been drawn against these standby letters of credit.
     The SVB Loan Agreement contains certain restrictive covenants and we are required to comply with covenants that limit our ability to, among other things, merge or consolidate with another corporation or entity, dispose of assets, make acquisitions, incur indebtedness, grant liens, make investments, pay dividends or repurchase stock.
     The Loan Agreement includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in our business, operations, or financial or other condition, or a material impairment of the prospect of repayment of any portion of our outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral.
     On September 30, 2005, we and SVB entered into a First Modification to Loan and Security Agreement (the “First Modification”) to the Loan Agreement entered into between the parties on June 10, 2005.
     The First Modification amends the Loan Agreement by (i) creating a $5.0 million term loan facility, (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. Pursuant to the terms of the First Modification, the aggregate commitments available to be borrowed by us under the new term loan and the existing formula based revolving line of credit under the Loan Agreement will not exceed $15.0 million. As of the end of the second quarter of fiscal 2006, we were in compliance with all the covenants in the First Modification.
     On September 30, 2005, we borrowed $5.0 million under the new term loan facility. We will pay accrued interest monthly on the outstanding term loan and will repay the outstanding principal of the term loan in 24 equal installments commencing on October 31, 2006 and continuing until September 30, 2008. The outstanding term loan will accrue interest at an interest rate equal to SVB’s prime rate plus 2.5%.
     The term loan may be terminated and prepaid prior to maturity by paying a premium equal to (i) 1.5% of the outstanding principal amount of the term loan at the date of termination, if the termination occurs on or before September 30, 2007, (ii) 0.5% of the outstanding principal amount of the term loan at the date of termination, if the termination occurs after September 30, 2007, provided, that no premium will be due if the term loan is refinanced with another division of SVB. The term loan is collateralized by a first priority lien on substantially all of our assets.
     The Loan Agreement includes events of default that, include among other things, material inaccuracies of representations and warranties, nonpayment of principal, interest or fees, violation of covenants or non-monetary obligations, cross-defaults to material agreements, bankruptcy and insolvency events, revocation or termination of guaranties or assets pledged by third parties, material changes in ownership, fraudulent transfer of assets, the occurrence of a Material Adverse Change (defined as a change in our business, operations, financial or other condition, or a material impairment of the prospect of repayment of any portion of our outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral), or, any breaches of the Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, and revocation or termination of guarantees provided by the Export-Import Bank of the United States. The occurrence of an event of default will increase the applicable interest rate by 4.0% and could result in the acceleration of the term loan and foreclosure on the collateral securing the term loan under the Loan Agreement.
Factors Affecting Future Results
     The following factors should be carefully considered in addition to the other information set forth in this quarterly report in analyzing an investment in our common stock. Additionally, information included in our annual report on Form 10-K for the fiscal year ended March 31, 2005 and other reports and filings made with the Securities and Exchange Commission should be considered in evaluating our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock. This quarterly report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below as well as those discussed elsewhere in this quarterly report.

WE HAVE INCURRED SIGNIFICANT OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE; OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; THE REPORT ON FORM 10-K OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH.
     We reported operating losses of $4.3 million and $5.9 million for the second and first quarters of fiscal 2006, respectively, and an operating loss of $6.5 million for our fiscal year ended March 31, 2005. We have an accumulated deficit of $309.5 million at September 30, 2005. We used $13.0 million of cash in operations during the six months ended September 30, 2005. Due to the continued instability in the semiconductor capital equipment industry, uncertain economic conditions worldwide, and other factors, we cannot predict how long we will incur future losses, whether we will become profitable again, or that our business will not continue to decline or our performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 27, 2005, which is included in our Form 10-K for the year ended March 31, 2005.
WE NEED TO HAVE SUFFICIENT CASH TO OPERATE IF OUR BUSINESS IS TO SUCCEED.
     Our principal sources of funds have been and are anticipated to be cash on hand ($14.5 million unrestricted as of the end of the second quarter of fiscal 2006), cash flows from operating activities (if any), borrowings under our bank credit facility (if available, see discussion of Material Adverse Change clause in Note 6 to the Unaudited Condensed Consolidated Financial Statements, titled “Financing Arrangements”) and proceeds from sales of our capital stock and other sources. Through our ongoing efforts to decouple our breakeven point from the influence of general market conditions, we are re-examining all aspects of our business for areas of improvement and continue to focus on reducing our fixed cost base and improving our working capital position to better align our operations with market demand and current sales levels. If projected sales do not materialize, we will need to further reduce expenses and may require additional equity or debt financing to meet our working capital requirements and to fund our research and development activities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity securities or debt financing could result in substantial dilution to our current stockholders. Failure to raise additional funds may adversely affect our ability to achieve our intended business objectives. There can be no assurance that additional financing will be available, if required, or, if available, will be on terms satisfactory to us.
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

IF WE ISSUE ADDITIONAL SHARES OF STOCK IN THE FUTURE, IT MAY HAVE A DILUTIVE EFFECT ON OUR STOCKHOLDERS.
     We have a significant number of authorized and unissued shares of both our common and preferred stock available. These shares will provide us with the flexibility to issue our common or preferred stock for certain corporate purposes, which may include making acquisitions through the use of stock, adopting additional equity incentive plans and raising capital through the issuance of equity. Any issuance of our common or preferred stock may result in immediate and significant dilution to our stockholders.
WE MAY INCUR INDEBTEDNESS IN THE FUTURE UNDER OUR BANK CREDIT FACILITIES OR OTHERWISE, WHICH COULD REQUIRE THE USE OF A PORTION OF OUR CASH FLOWS AND MAY LIMIT OUR ACCESS TO ADDITIONAL CAPITAL.
     As of the end of the second quarter of fiscal 2006, we had $5.0 million in outstanding borrowings under our credit facility with Silicon Valley Bank. We may incur further indebtedness to finance acquisitions, capital expenditures and working capital, or for other purposes.
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
OUR BANK CREDIT FACILITY IS SUBJECT TO A BORROWING BASE CALCULATION AND CONTAINS A MATERIAL ADVERSE CHANGE CLAUSE.
     We have access to $15.0 million in credit facilities. However, the amount available under our credit facilities is determined using a borrowing base formula, which considers amounts in our trade accounts receivable and inventory, excluding certain aged and past due accounts receivable and inventory at locations outside of the United States, and there can be no assurance that any amount will be available for borrowing under this facility. This facility also includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in our business, operations, or financial or other condition, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral. If the bank invokes the Material Adverse Change clause, we could lose access to the credit facility, which is an important factor for our liquidity and for us to maintain adequate capital resources to fund our operations.
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

IN THE EVENT OF INEFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING WE MAY BE UNABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.
     Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We dedicate a significant amount of time and resources to ensure compliance with this legislation and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. Additionally, management’s assessment of our internal control over financial reporting may identify significant deficiencies or material weaknesses that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. We identified two material weaknesses in our internal controls in the fourth quarter of fiscal 2005:
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
     In light of these two material weaknesses found in the fourth quarter of fiscal 2005, our management had concluded that our disclosure controls and procedures were not effective as of October 2, 2005. To address these material weaknesses, we have taken, and expect to continue to take, remediation steps described in Item 4 below. In addition, in connection with the preparation of this Quarterly Report, our management completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material respects our financial position, results of operations and cash flows as of, and for the periods presented in accordance with U.S. generally accepted accounting principles.
     There is no guarantee that these remediation steps, if completed by April 3, 2006, will be sufficient to remediate the previously identified material weaknesses. A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
OUR LARGEST CUSTOMERS HAVE HISTORICALLY ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR REVENUES. ACCORDINGLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE LOSS OF, OR REDUCED PURCHASES BY, ONE OR MORE OF OUR LARGE CUSTOMERS.
     One customer accounted for 30% and three customers accounted for 19%, 11% and 11% of our net revenues for the three months ended September 30, 2005 and 2004, respectively. Additionally, two customers accounted for 34% and 11% and two customers accounted for 11% and 10% of our net revenues for the six months ended September 30, 2005 and 2004, respectively. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise may choose to discontinue purchasing our products. Reductions, delays and cancellations of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. If, for any reason, any of our key customers were to purchase significantly less of our products in the future, such decreased level of purchases could have a material adverse effect on our business, financial condition and results of operations.
ANY SIGNIFICANT ORDER CANCELLATIONS OR ORDER DEFERRALS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.
     We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant deferrals or cancellations in the future could materially and adversely affect our business, financial condition and results of operations. Deferrals or cancellations could cause us to hold excess inventory, which could reduce our profit margins, increase product obsolescence and restrict our ability to fund our operations. We generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not pay for these products, we could miss future revenue projections or incur significant charges against our income, which could have a material adverse affect on our operating results.

OUR PRODUCTS TYPICALLY HAVE LENGTHY DESIGN CYCLES DURING WHICH A CUSTOMER MAY DECIDE TO CANCEL OR CHANGE ITS PRODUCT PLANS, WHICH COULD CAUSE US TO LOSE ANTICIPATED SALES.
     After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need at least three to six months to test, evaluate and adopt our product and at least an additional three to nine months to begin volume production of equipment that incorporates our product. Due to this lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy design cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. Additionally, if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products anticipated sales could be materially adversely effected.
     While our design cycles are typically long, some of our product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.
OUR CUSTOMERS FREQUENTLY REQUEST US TO PROVIDE LONG SUPPORT PERIODS THAT CAN RESULT IN EXCESS OR OBSOLETE INVENTORY.
     Due to the unique nature of the products developed and delivered to our customers, long support periods are often required by our customers that can lead to increased inventory levels. If our inventories are not properly managed to ensure effective and efficient use of existing and future inventory levels, potentially significant excess and obsolete inventory write-offs could occur that would have a direct impact on our earnings.
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
     There are currently no material legal proceedings pending against us, though we have received threatening letters on occasion. We may be required to initiate litigation in order to enforce any patents owned by or licensed to us, or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, we have from time to time received letters from third parties threatening to file lawsuits to enforce their intellectual property rights. Any litigation resulting from these letters or otherwise, regardless of outcome, could be expensive and time consuming and, as discussed above in the prior risk factor, could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
WE OPERATE IN THE HIGHLY COMPETITIVE SEMICONDUCTOR CAPITAL EQUIPMENT INDUSTRY AND COMPETE AGAINST SIGNIFICANTLY LARGER COMPANIES.
     We operate in the highly competitive semiconductor capital equipment industry and face competition from a number of competitors, some of which have significantly greater financial, engineering, manufacturing and marketing resources and broader product offerings than Therma-Wave. We cannot assure you that our products will be able to compete successfully with the products of our competitors. Many of our competitors are investing heavily in the development of new products aimed at applications we currently serve. Our competitors in each product area can be expected to continue to improve the design and performance of their products and to introduce new products with competitive prices and performance characteristics. In addition, we believe that our competitors sometimes provide demonstration systems to semiconductor manufacturers at no cost. We are required to employ similar promotions in order to remain competitive and this practice may become more pervasive in the industry.
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
WE WILL NEED TO BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL WITH KNOWLEDGE OF INSTRUMENTS USED IN SEMICONDUCTOR MANUFACTURING PROCESSES TO HELP SUPPORT OUR FUTURE GROWTH. COMPETITION FOR SUCH PERSONNEL IN OUR INDUSTRY IS INTENSE.
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
     Some of the components and subassemblies included in our systems are obtained from a single source or a limited group of suppliers. From time to time, we have experienced temporary difficulties in receiving orders from some of these suppliers. Although we seek to reduce dependence on these sole and limited source suppliers, the partial or complete loss of these sources could have an adverse effect on our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components or subassemblies could materially adversely affect our results of operations.
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
     Our sales to customers in Asian markets represented approximately 38% and 62% for the three months ended September 30, 2005 and 2004, respectively, and 37% and 63% for the six months ended September 30, 2005 and 2004, respectively. Companies in the Asia Pacific region, including Japan and Taiwan, each of which accounts for a significant portion of our business in that region, are currently experiencing uncertainties in their currency, banking and equity markets. These instabilities may adversely affect our sales to semiconductor device and capital equipment manufacturers located in these regions in the coming quarters.
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
WE ARE SUBJECT TO OPERATIONAL, FINANCIAL, POLITICAL AND FOREIGN EXCHANGE RISKS DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL SALES.
     Our export sales to customers outside of the United States accounted for approximately 62% and 74% of the total revenues for the three months ended September 30, 2005 and 2004, respectively, and 71% and 74% of the total revenues for the six months ended September 30, 2005 and 2004, respectively. We anticipate that export sales will continue to account for a significant portion of our revenues in the foreseeable future. Due to the significant level of our export sales, we are subject to material risks, which include:
•	unexpected changes in regulatory requirements;

•	tariffs and other market barriers;

•	foreign currency exchange fluctuations;

•	political and economic instability;

•	potentially adverse tax consequences;

•	outbreaks of hostilities;

•	difficulties in accounts receivable collection;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	extended payment terms;

•	difficulties in managing foreign sales representatives; and

•	difficulties in managing staffing and other elements of foreign subsidiary and branch operations.

     We are subject to risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. We may be limited in our ability to enforce our rights under such agreements.
FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS OR PRACTICES OR EXISTING TAXATION RULES OR PRACTICES MAY CAUSE ADVERSE UNEXPECTED REVENUE FLUCTUATIONS AND AFFECT OUR REPORTED RESULTS OF OPERATIONS.
     A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
     For example, in December 2004, the FASB issued SFAS 123R (revised 2004), “Share Based Payment.” SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair market value of the entity’s equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award over the period during which an employee is required to provide service for the award. The grant-date fair market value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair market value and that the fair market value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for us is for the first annual period beginning after June 15, 2005, i.e. fiscal year ended March 31, 2007. The change in accounting treatment resulting from FAS 123(R) will materially adversely affect our reported results of operations as following its implementation, our stock-based compensation expense will be charged directly against our reported earnings.
PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD DISCOURAGE POTENTIAL ACQUISITION PROPOSALS AND COULD DELAY, DETER OR PREVENT A CHANGE IN CONTROL.
     Provisions of our Certificate of Incorporation and by-laws may inhibit changes in control of Therma-Wave not approved by our board of directors and could limit the circumstances in which a premium would be paid for our common stock in any proposed transaction, or a proxy contest for control of the board of directors might be initiated. These provisions provide for:
•	A classified board of directors;

•	A prohibition on stockholder action through written consents;

•	A requirement that special meetings of stockholders be called only by our chief executive officer or the board of directors;

•	Advance notice requirements for stockholder proposals and nominations;

•	Limitations on the ability of stockholders to amend, alter or repeal our bylaws;

•	The authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board may determine, which could have a dilutive effect on our stockholders.

     We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.
     Additionally, we have entered into change of control severance agreements with certain executive officers. These provisions, such as the immediate vesting of all stock options held by the executive officer prior to the change of control, when triggered could lead to a material stock-based compensation expense charged directly against our earnings and could adversely affect our reported results of operations.
OUR RESTRUCTURING ACTIVITIES COULD RESULT IN MANAGEMENT DISTRACTIONS, OPERATIONAL DISRUPTIONS AND OTHER DIFFICULTIES.
     Our restructuring activities have taken significant management time and resources and have distracted our employees, even if they were not directly affected by the restructurings. Employees directly affected by our previous restructuring plans may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could further divert the attention of our management away from our operations, harm our reputation and increase our expenses. We may undertake additional restructuring activities and future restructuring efforts may not achieve the desired result. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any future growth opportunities.
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
     Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates to our cash investment portfolio. We do not use derivative financial instruments in our investment portfolio, which consists of only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have minimal cash flow exposure due to rate changes for cash and cash equivalents because interest income earned on our cash investments is immaterial to our financial position. Our cash investment portfolio is invested at market interest rates.

     At September 30, 2005, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
     Foreign Currency Exchange Risk
     A substantial portion of our international sales is denominated in U.S. dollars. Although we have not been negatively impacted in the past by foreign currency changes in Taiwan, Japan, China, Korea, Israel and Europe, such conditions could negatively impact our international sales in future periods.
     We have determined that the functional currency of our foreign operations is the local currency of our international operations, which incur most of their expenses in the local currency. The transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statements of operations and amounted to less than $0.1 million in each of the fiscal second quarters of 2006 and 2005.
     We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars leads to a translation gain or loss. The accumulated effects of foreign translation rate changes related to net assets outside the U.S. are included as a component of stockholder’s equity. As of the end of the second quarter of fiscal 2006 we have an accumulated other comprehensive loss of $0.9 million consisting of foreign currency translation adjustments, compared to $0.7 million as of the end of fiscal year 2005.
     We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, the Company’s management, including Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of October 2, 2005 of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).
     In the fourth quarter of fiscal 2005, the Company identified two material weaknesses in our internal controls:
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
     In the light of these two material weaknesses found in the fourth quarter of fiscal 2005, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of October 2, 2005. To address these material weaknesses, the Company has taken, and expects to take, the remediation steps described below. In addition, in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the periods presented in accordance with U.S. generally accepted accounting principles.
Remediation Steps to Address Material Weaknesses
     During the fourth quarter of fiscal 2005 and the first and second quarters of fiscal 2006, we took several actions toward remediation of the material weaknesses described above. Those actions included the following:
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
     As of October 2, 2005, the testing of the effectiveness of the remediation plan, as well as hiring and training of additional qualified accounting and finance personnel, were not completed.
     We are continuing to improve our internal control over financial reporting by implementing appropriate remediation steps that may be required, including educating and training our employees and recruiting and retaining qualified technical personnel to staff our accounting and finance functions. There is no guarantee that these remediation steps, if completed by April 3, 2006, will be sufficient to remediate the previously identified material weaknesses.
Internal Control Over Financial Reporting
     As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in the Company’s internal control over financial reporting occurred during the second quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, we noted the changes described above under the caption “Remediation Steps to Address Material Weaknesses” have occurred during the second quarter of fiscal 2006.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 30, 2005, we authorized the issuance of a warrant to purchase 115,000 shares of our common stock at an exercise price of $1.71 to Silicon Valley Bank, our lender in connection with the First Modification to the Loan and Security Agreement to the Restated Loan Agreement. The warrant expires on September 30, 2010. The foregoing issuance of this warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2005 Annual Meeting of Stockholders was held on August 18, 2005. The following proposals were voted:
Proposal (I) Election of Directors

Directors	Director Class	Total Vote For Each Director:	Total Vote Withheld From Each Director:
David E. Aspnes	(III)	27,732,276	1,247,165
John D’Errico	(III)	28,379,130	600,311
Papken S. Der Tossian	(III)	28,504,612	474,829
Proposal (I) was approved by the stockholders.
Proposal (II) To approve an amendment to our 2000 Employee Stock Purchase Plan to increase the number of shares of common stock that may be issued under the plan by 1,000,000 shares from 2,500,000 to a total of 3,500,000 shares.

For	Against	Abstain	Non Votes

6,842,614	809,328	26,927	21,300,572
Proposal (II) was approved by the stockholders.

Item 6. Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of Therma-Wave, Inc.

3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc.

3.3(3)	Amended and Restated By-Laws of Therma-Wave, Inc.

4.1(4)	Form of certificate representing shares of Common Stock of Therma-Wave, Inc.

10.1(5)#	2000 Employee Stock Purchase Plan, as amended to date

10.2(6)	First Modification to Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank, dated September 30, 2005

10.3(6)	Warrant to Purchase 115,000 shares of Therma-Wave, Inc. common stock issued to Silicon Valley Bank, dated September 30, 2005

10.4(6)#	Form of Change of Control Severance Agreement for Messrs. Kermani, Matthews, Simmons and Tan, effective as of October 5, 2005

10.5(6)#	Change of Control Severance Agreement between Therma-Wave, Inc. and Jon L. Opsal, effective as of October 5, 2005

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 2, 2000 (File No. 000-26911) and filed with the SEC on June 30, 2000.

(2)	Incorporated herein by reference to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 000-26911) and filed with the SEC on November 13, 2002.

(3)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911) and filed with the SEC on June 21, 2001.

(4)	Incorporated herein by reference to Therma-Wave’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No 333-76019) and filed with the SEC on July 21, 1999.

(5)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated August 18, 2005 (File No. 000-26911) filed with the SEC on August 23, 2005.

(6)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated September 30, 2005 (File No. 000-26911) and filed with the SEC on October 6, 2005

#	Denotes management contract

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.

(Registrant)

/s/ Joseph Passarello
Joseph Passarello

Senior Vice President, Chief Financial Officer and Assistant Secretary
(as Registrant and as Principal Accounting Officer)

November 10, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of Therma-Wave, Inc.

3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc.

3.3(3)	Amended and Restated By-Laws of Therma-Wave, Inc.

4.1(4)	Form of certificate representing shares of Common Stock of Therma-Wave, Inc.

10.1(5)#	2000 Employee Stock Purchase Plan, as amended to date

10.2(6)	First Modification to Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank, dated September 30, 2005

10.3(6)	Warrant to Purchase 115,000 shares of Therma-Wave, Inc. common stock issued to Silicon Valley Bank, dated September 30, 2005

10.4(6)#	Form of Change of Control Severance Agreement for Messrs. Kermani, Matthews, Simmons and Tan, effective as of October 5, 2005

10.5(6)#	Change of Control Severance Agreement between Therma-Wave, Inc. and Jon L. Opsal, effective as of October 5, 2005

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 2, 2000 (File No. 000-26911) and filed with the SEC on June 30, 2000.

(2)	Incorporated herein by reference to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 000-26911) and filed with the SEC on November 13, 2002.

(3)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911) and filed with the SEC on June 21, 2001.

(4)	Incorporated herein by reference to Therma-Wave’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No 333-76019) and filed with the SEC on July 21, 1999.

(5)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated August 18, 2005 (File No. 000-26911) filed with the SEC on August 23, 2005.

(6)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated September 30, 2005 (File No. 000-26911) and filed with the SEC on October 6, 2005

#	Denotes management contract