Form 10-Q
period 2006-01-01
THERMA WAVE INC
filed 2006-02-15
CIK 828119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-26911
THERMA-WAVE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3000561

(State or Other Jurisdiction of. Incorporation or Organization)	(I.R.S. Employer Identification Number)
1250 Reliance Way
Fremont, California 94539
(Address of Principal Executive Offices, Including Zip Code)
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
     Indicate by check mark whether the registrant is a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 31, 2006
Common stock, $0.01 par value	36,903,749

THERMA-WAVE, INC.

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2005 and March 31, 2005	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2005 and 2004	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2005 and 2004	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 4. Controls and Procedures	36
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	38
ITEM 1A. Risk Factors	38
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
ITEM 6. Exhibits	50
SIGNATURES	51
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$21,835	$13,419
Accounts receivable, net of allowances of $789 and $715 at December 31, 2005 and March 31, 2005, respectively	12,628	15,678
Inventories	21,345	30,870
Other current assets	1,485	2,680

Total current assets	57,293	62,647
Property and equipment, net	1,059	2,976
Other assets	1,321	1,950

Total assets	$59,673	$67,573

Liabilities, redeemable convertible preferred stock and stockholder’s equity
Current liabilities:
Accounts payable	$3,361	$8,227
Accrued and other liabilities	15,316	15,784
Deferred revenues	5,628	15,804
Term loan facility, net	4,887	—

Total current liabilities	29,192	39,815
Non-current deferred revenues	1,091	1,425
Other long-term liabilities	1,433	370

Total liabilities	31,716	41,610

Commitments and contingencies (Note 6)
Series B redeemable convertible preferred stock: $0.01 par value; 10,400 shares authorized; 10,400 shares issued and outstanding at December 31, 2005 (Series B liquidation preference of $10,400,000)	6,233	—
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 36,903,675 shares issued and outstanding at December 31, 2005; 36,318,565 shares issued and outstanding at March 31, 2005	369	363
Additional paid-in capital	336,147	334,352
Notes receivable from stockholders	(174)	(174)
Accumulated other comprehensive loss	(1,095)	(659)
Deferred stock-based compensation	(36)	(76)
Accumulated deficit	(313,487)	(307,843)

Total stockholders’ equity	21,724	25,963

Total liabilities and stockholders’ equity	$59,673	$67,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
Net revenues
Product	$10,488	$16,044	$35,556	$49,761
Service and parts	4,940	5,426	14,676	15,462

Total net revenues	15,428	21,470	50,232	65,223
Cost of revenues
Product	6,121	8,037	20,545	23,643
Service and parts	3,939	4,331	11,260	10,986

Total cost of revenues	10,060	12,368	31,805	34,629

Gross profit	5,368	9,102	18,427	30,594

Operating expenses:
Research and development	2,755	4,363	9,643	13,476
Selling, general and administrative	5,707	6,493	18,384	18,427
Restructuring	800	—	4,530	373

Total operating expenses	9,262	10,856	32,557	32,276

Operating loss	(3,894)	(1,754)	(14,130)	(1,682)

Other income (expense):
Gain on sale of product line	—	—	8,721	—
Interest expense	(205)	(7)	(352)	(15)
Interest income	103	52	178	142
Other, net	(1)	7	(64)	4

Total other income, net	(103)	52	8,483	131

Loss before provision for income taxes	(3,997)	(1,702)	(5,647)	(1,551)
Provision (benefit) for income taxes	(157)	209	(105)	212

Net loss	$(3,840)	$(1,911)	$(5,542)	$(1,763)
Accretion of Series B preferred stock to redemption value including dividends accrued	(98)	—	(98)	—

Net loss available to common stockholders	$(3,938)	$(1,911)	$(5,640)	$(1,763)

Net loss per share:
Basic	$(0.11)	$(0.05)	$(0.15)	$(0.05)

Diluted	$(0.11)	$(0.05)	$(0.15)	$(0.05)

Weighted average common shares outstanding:
Basic	36,879	36,004	36,647	35,822

Diluted	36,879	36,004	36,647	35,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	December 31,
	2005	2004
Operating activities:
Net loss	$(5,542)	$(1,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of product line	(8,721)	—
Non-cash restructuring charge	285	—
Depreciation of property and equipment	1,597	2,026
Fair value adjustment — warrants	20	—
Amortization of intangible assets	545	612
Stock-based compensation expense (benefit)	(267)	651
Provision for excess and obsolete inventories	2,923	3,423
Retirement of property and equipment	111	15
Changes in operating assets and liabilities (excluding net assets sold):
Accounts receivable	3,050	(7,627)
Inventories	5,796	(11,906)
Other assets	1,206	568
Accounts payable	(4,884)	1,453
Accrued and other liabilities	(885)	415
Deferred revenues	(10,440)	2,499

Net cash used in operating activities	(15,206)	(9,634)

Investing activities:
Sale of product line	8,950	—
Purchases of property and equipment	(155)	(797)
Purchase of patents	(197)	(395)

Net cash provided by (used in) investing activities	8,598	(1,192)

Financing activities
Borrowings from term loan facility	5,000	—
Net proceeds from issuance of common stock	669	499
Net proceeds from issuance of Series B preferred stock and warrants	9,791	—

Net cash provided by financing activities	15,460	499

Effect of exchange rates on cash	(436)	139

Net increase (decrease) in cash and cash equivalents	8,416	(10,188)
Cash and cash equivalents at beginning of period	13,419	23,899

Cash and cash equivalents at end of period of period	$21,835	$13,711

Supplemental disclosures:
Application of customer deposit to sale of product line	$1,000	$—
Issuance costs incurred – Series B preferred stock	$609	$—
Fair market value of warrants issued in conjunction with Series B preferred stock	$1,320	$—
Dividends accrued and accretion on Series B convertible preferred stock	$98	$—
Fair value embedded derivatives – Series B preferred stock	$1,022	$—
Beneficial conversion feature – Series B preferred stock	$1,314	$—
Fair market value of warrants issued in conjunction with loan and security agreement	$121	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(As of December 31, 2005)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. (the “Company”) and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position at December 31, 2005, the operating results for the three and nine months ended December 31, 2005 and 2004, and the cash flows for the nine months ended December 31, 2005 and 2004. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended March 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the Company’s current fiscal year which ends on April 3, 2006.
     The third quarters of fiscal years 2006 and 2005, the first and second quarters of fiscal year 2006 and our fiscal year 2005 ended on January 1, 2006, December 26, 2004, July 3, 2005, October 2, 2005, and April 3, 2005, respectively. For presentation purposes, the accompanying unaudited condensed consolidated financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.
Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts receivable and returns for credit, warrant valuation, valuation of embedded derivatives, accrued warranty, inventory valuation, income taxes payable, deferred income tax asset valuation allowance and restructuring liabilities. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Liquidity
     The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported operating losses of $14.1 million for the first nine months of fiscal 2006 and an operating loss of $6.5 million for its fiscal year ended March 31, 2005. The Company has an accumulated deficit of $313.5 million at December 31, 2005. The Company used $15.2 million of cash in operations during the nine months ended December 31, 2005. Due to continued instability in the semiconductor capital equipment industry, uncertain economic conditions worldwide, and other factors, the Company cannot predict how long it will incur future losses, whether it will become profitable again, or that the Company’s business will not continue to decline or if its performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The Company’s independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 27, 2005, which is included in the Company’s Form 10-K for the fiscal year ended March 31, 2005. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company’s principal sources of funds have been and are anticipated to be cash on hand ($21.8 million unrestricted at December 31, 2005), cash flows from operating activities (if any), borrowings under the Company’s bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our recent financing) and proceeds from sales of the Company’s capital stock and other sources. Through the Company’s ongoing efforts to decouple its breakeven point from the influence of general market conditions, the Company is re-examining all aspects of its business for areas of improvement and continues to focus on reducing its fixed cost base and improving the Company’s working capital position to better align its operations with market demand and current sales levels. However, if projected sales do not materialize, the Company will need to further reduce expenses. The Company may require additional equity or debt financing to meet its working capital requirements and to fund research and development activities. If additional funds are raised through the issuance of additional preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.
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
     Collectibility is reasonably assured: The Company recognizes revenues only if we have reasonable assurance that the revenues are collectible.
     Significant terms of our arrangements with the Company’s customers, resellers and distributors usually include:
a.	Systems Sold Through Resellers. The Company accounts separately for the services provided by the resellers, including sales services and any post-shipment services that the resellers may be contractually obligated to provide according to the terms of the specific sales contract.

b.	Standard Product Warranty. The Company offers a standard product warranty of one year, usually, beginning on the date of customer final acceptance. Additional periods of warranty are sometimes included in the price of the system sale or are sold separately. When service coverage outside the one-year warranty is included in the price of the system sale, the Company defers the fair market value of that service coverage as a liability for deferred service contract revenues and recognizes those revenues ratably over the service delivery time periods applicable to the contract.

c.	Systems Under Trial and Evaluation Agreements. Revenues are not recognized for shipments of systems under trial and evaluation agreements until the customer places a firm order for the system and all other revenue recognition criteria are satisfied.

d.	Payment Terms. Payment terms usually are net 30 to net 60 days. In rare circumstances, the Company agrees to extended payment terms greater than net 60 days. In those instances, which generally involve foreign sales, revenue recognition is deferred until payment is received.
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
     Service and Parts Revenues. The Company derives service and parts revenues from three primary sources — sales of spare parts, service contracts and service labor. Revenues on the sale of spare parts are recognized when title and risk of loss have transferred to the customer and collectibility of the sales price has been reasonably assured. Revenues on service contracts are deferred and recognized on a straight-line basis over the term of the contract. Revenues on time and material services performed are recognized when the services are completed, collectibility of the sales price has been reasonably assured and, if applicable, customer final acceptance has been obtained.

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
     In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and a pro forma illustration of the effect on net income loss and net loss per share if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Assumptions for Estimating Fair Value of Option Grants
Risk-free interest rate	4.5%	3.3%	4.1%	3.2%
Expected dividend yield	—	—	—	—
Expected volatility	72%	74%	73%	89%
Expected life in years	3.2	4.6	3.2	4.9
Weighted average fair value per share	$0.77	$1.83	$0.94	$2.46
     Material grants of equity instruments, including options, issued to non-employees are accounted for under FAS 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company has issued fewer than 50,000 such options in its history.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Assumptions for Estimating Fair Value of ESPP
Purchase Rights
Risk-free interest rate	4.3%	1.9%	3.6%	1.5%
Expected dividend yield	—	—	—	—
Expected volatility	67%	48%	62%	67%
Expected life in years	1.12	1.3	0.62	1.2
Weighted average fair value per share	$0.62	$0.78	$0.75	$0.44

The Company’s pro forma information under SFAS 123 and SFAS 148 was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands, except		(In thousands, except per
	per share data)		share data)
Pro forma Net Loss Under SFAS No. 123
Net loss available to common stockholders (in thousands)
As reported	$(3,938)	$(1,911)	$(5,640)	$(1,763)
Add: Stock-based employee compensation expense (benefit) included in the determination of net loss, as reported	(28)	30	(267)	651
Deduct: Stock-based employee compensation expense as determined using the fair value method	(404)	(919)	(927)	(3,270)

Pro forma net loss	$(4,370)	$(2,800)	$(6,834)	$(4,382)

Basic net loss per share
As reported	$(0.11)	$(0.05)	$(0.15)	$(0.05)
Pro forma	$(0.12)	$(0.08)	$(0.19)	$(0.12)
Diluted net loss per share
As reported	$(0.11)	$(0.05)	$(0.15)	$(0.05)
Pro forma	$(0.12)	$(0.08)	$(0.19)	$(0.12)
     Stock-based employee compensation expense (benefit) included in net loss as reported includes amounts for two events: the stock options assumed during the acquisition of Sensys Corporation, and the stock option exchange on September 10, 2003.
     Stock-based employee compensation expense includes amounts related to two Company events: stock options assumed during the acquisition of Sensys Corporation which were fully amortized at the end of the second fiscal quarter of 2006, and the employee stock option exchange on September 10, 2003. In the third quarter of fiscal 2006, the Company recognized an employee stock-based compensation benefit of $28,000 related to variable accounting for the employee stock option exchange. For the nine months ended December 31, 2005, the Company recorded a benefit of $267,000, consisting of a benefit related to the Sensys acquisition of $256,000 and an employee stock-based compensation net benefit of $11,000.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ended March 31, 2007. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its condensed consolidated financial statements

2. Balance Sheet Components

	December 31,	March 31,
(in thousands)	2005	2005
Inventory:
Raw materials and field service inventory	$4,315	$11,339
Systems in process	8,245	9,700
Finished systems	4,466	4,537
Inventory at customer locations	4,319	5,294

Total inventory	$21,345	$30,870

	December 31,	March 31,
	2005	2005
Property and equipment:
Laboratory and test equipment	$4,054	$4,659
Office furniture and equipment	10,205	10,802
Machinery and equipment	727	709
Leasehold improvements	7,492	8,649

Total property and equipment	22,478	24,819
Accumulated depreciation and amortization	(21,419)	(21,843)

Total property and equipment, net	$1,059	$2,976

     During the nine months ended December 31, 2005, the Company retired equipment having a gross value of approximately $595,000 and accumulated depreciation of approximately $484,000. There was a loss of $111,000 on these retirements.

	December 31,	March 31,
(in thousands)	2005	2005
Accrued and other liabilities:
Accrued compensation and related expenses	$2,542	$3,352
Accrued warranty	566	1,656
Commissions payable	1,606	1,830
Income taxes	4,773	4,972
Restructuring liabilities	1,347	178
Other accrued liabilities	2,120	3,796
Embedded derivatives	1,022	—
Warrant liability	1,340	—

Total accrued and other liabilities	$15,316	$15,784

3. Income Taxes
     The Company maintains reserves related to estimated tax contingencies associated primarily with income generated by certain foreign operations. For the quarter ended December 31, 2005, the Company recorded a $157,000 net tax benefit primarily related to the release of tax reserves no longer deemed necessary due to the expiration of the statue of limitations related to certain prior years’ foreign tax filings.
4. Comprehensive Gain (Loss)
     Comprehensive gain loss consists of the net loss for the period and the change in accumulated foreign currency translation adjustments during the period. For the three months ended December 31, 2005 and 2004, comprehensive loss amounted to approximately $4.1 million and $1.6 million, respectively. For the nine months ended December 31, 2005 and 2004, comprehensive gain loss amounted to approximately $6.1 million and $1.6 million, respectively.
5. Net Loss Per Share

     Shares used in basic net loss per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net loss per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. A reconciliation of basic and diluted loss per share is presented below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Basic:
Net loss	$(3,938)	$(1,911)	$(5,640)	$(1,763)
Weighted shares outstanding	36,879	36,004	36,647	35,822
Net loss per share	$(0.11)	$(0.05)	$(0.15)	$(0.05)

Diluted:
Net loss	$(3,938)	$(1,911)	$(5,640)	$(1,763)
Weighted shares outstanding	36,879	36,004	36,647	35,822
Effect of dilutive securities:	—	—	—	—

Dilutive weighted shares outstanding	36,879	36,004	36,647	35,822
Net loss per share	$(0.11)	$(0.05)	$(0.15)	$(0.05)

     The following table summarizes securities outstanding as of December 31, 2005 and 2004, respectively, which were not included in the calculation of diluted net loss per share for the three months ending December 31, 2005 and 2004, respectively, because inclusion of these securities would be anti-dilutive.

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Securities Excluded From Diluted Net Loss per Share (In thousands)
Stock options	5,366	6,405	5,366	6,405
Warrants	1,722	47	1,722	47
Series B mandatorily redeemable convertible preferred stock (assuming conversion, to common shares)	6,710	—	6,710	—
6. Commitments and Contingencies
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
     Rent expense was approximately $0.2 million and $0.6 million for the three months ended December 31, 2005 and 2004, respectively, and $0.9 million and $1.9 million for the nine months ended December 31, 2005 and 2004, respectively. As of December 31, 2005, future minimum lease payments under non-cancelable operating leases, excluding those facilities that have been restructured (facilities and equipment leases) are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Contractual obligations By Fiscal Year March 31:
Operating lease obligations	$331	$1,319	$1,098	$1,136	$1,143	$1,012	$6,039

     Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct the Company’s business. These leases are non-cancelable and expire at various dates through 2011. Certain of the Company’s facility leases include a provision to extend the lease term, including the lease for the Company’s headquarters and manufacturing facility in Fremont, California, which includes an option to extend the lease to February 2021. The Company’s facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, market adjusted rates. The Company has approximately $1.7 million of lease costs accrued associated with restructuring activities at December 31, 2005.
     On August 12, 2004, the Company entered into an agreement with a third party involving a mutual exchange of intellectual property rights, effective July 1, 2004. The mutual exchange of intellectual property rights was the settlement of potential patent litigation between the two parties to the agreement. During the term of the agreement, until either the patents involved expire or the Company stops using that technology, the Company agreed to pay a royalty of $50,000 for each stand-alone tool shipped by the Company that uses scatterometry to perform CD measurements and $12,500 for each integrated tool on behalf of a scatterometry product sold. These royalties are adjustable annually for changes in the consumer price index. Amounts due under the agreement have been paid or accrued as liabilities and have been charged to cost of sales or pre-paid royalties included in other current assets, as appropriate, as of December 31, 2005.
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

Nine Months Ended
December 31, 2005
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

7. Financing Arrangements
     In June 2003, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank, (“SVB”). The Loan Agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The Loan Agreement’s credit facility allows the Company to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (8.75% as of December 31, 2005). The EXIM revolving line allows the Company to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (9.0% as of December 31, 2005).
     On June 10, 2005, the Company and SVB entered into an Amended and Restated Loan and Security Agreement (“Restated Loan Agreement”) and a Streamline Facility Agreement that renewed the $15.0 million revolving line of credit to the Company and extended the maturity to June 11, 2007. The Restated Loan Agreement’s revolving line of credit can be utilized by the Company to (i) borrow funds for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts and (iv) support certain cash management services. The Company’s borrowings under the guaranteed credit facilities are secured by substantially all of the Company’s assets, including intellectual property. The Company has approximately $1.4 and $3.2 million, respectively, as of December 31, 2005 and March 31, 2005 in outstanding letters of credit under the Restated Loan Agreement. No amounts have been drawn against the standby letters of credit.
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

     On September 30, 2005, the Company and SVB entered into a First Modification to Loan and Security Agreement (the “First Modification”) to the Restated Loan Agreement. The First Modification amends the Restated Loan Agreement by (i) creating a $5.0 million term loan facility (the “Term Loan Facility”), (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. In accordance with the terms of the First Modification, the aggregate commitments available to be borrowed by the Company under the Term Loan and the existing formula based revolving line of credit will not exceed $15.0 million. The Company is in compliance with all the covenants in the Restated Loan Agreement and First Modification as of December 31, 2005.
     Also on September 30, 2005, the Company borrowed $5.0 million under the Term Loan Facility. The Company is required to commence principal payments plus accrued interest on the outstanding balance in 24 equal installments commencing on October 31, 2006 and continuing until September 30, 2008. The outstanding balance accrues interest at an interest rate equal to SVB’s prime rate plus 2.5% (9.75% as of December 31, 2005). Though the term loan has a stated maturity of September 2008, the outstanding balance has been classified as a current liability at December 31, 2005, primarily due to the Material Adverse Change clause included in the First Modification that permits the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.
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
Indemnification
     The Company indemnifies some of its suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by the Company of third party intellectual property. The Company also concluded certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship and only to the extent consistent with the Company’s bylaws and applicable law. In June 2005, under the terms of the sale of the CCD-i product line to TEL, the Company under certain circumstances committed to provide and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of December 31, 2005, the Company has not incurred any losses under such indemnification provisions during the periods covered in this report and believes that the fair value of indemnification obligations is not material.
Legal Proceedings
     From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of its business, including initiating litigation in order to enforce any patents issued to or licensed to the Company or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, the Company may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed in the section of this quarterly report titled “Factors Affecting Future Results,” could subject the Company to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company is not aware of any material legal proceedings pending against the Company or its officers as of December 31, 2005.

8. Mandatorily Redeemable Convertible Preferred Stock
     On November 18, 2005, the Company authorized 10,400 shares of Series B Mandatorily Redeemable Convertible Preferred Stock (“Series B Preferred”). On November 22, 2005, the Company issued a total of 10,400 units (the “Units”), at a price of $1,000 per Unit pursuant a purchase agreement (the “Purchase Agreement”). Each Unit consists of one share of Series B Preferred, par value $0.01 per share, with a “Liquidation Value” of $1,000 per share, and a warrant exercisable from May 22, 2006 through November 22, 2010 to purchase 150 shares of common stock (1,560,000 shares in aggregate) at an exercise price of $1.55 per share.
     The Company issued the Series B Preferred for gross proceeds of $10,400,000, and incurred approximately $609,000 in issuance costs, which are recorded as a discount to the carrying value of the Series B Preferred. The Company expects to use the proceeds for general corporate purposes. The Company has recorded the redeemable convertible preferred stock as mezzanine equity on the accompanying balance sheet in accordance with the provisions of EITF D-98: “Classification and Measurement of Redeemable Securities.”
     The following table summarizes the valuation of the Series B Preferred.

December 31, 2005 (dollars in thousands)
Redeemable convertible preferred stock	$10,400
Less:
Issuance costs	$609
Fair value of warrants at issuance (see “Warrants”)	$1,320
Fair value of bifurcated derivative features at issuance (see “Bifurcated Embedded Derivatives”)	$1,022
Beneficial conversion feature (see “Conversion”)	$1,314

Subtotal	$6,135
Plus:
Accrued unpaid dividends (see “Dividends”)	$67
Accretion of discount to redemption value	$31

Convertible preferred stock	$6,233
     The Company records accretion of the Series B Preferred discount to its redemption value, at the first fixed redemption date of November 22, 2010, using the effective interest method. Total accretion of the discount to the Series B Preferred redemption value was recorded to the accumulated deficit and to the net loss attributable to common stockholders, amounting to $31,000 as of December 31, 2005.
     The Series B Preferred has the following rights, preferences and privileges:
Registration Rights
     The company and the holders of Series B Preferred entered into a “Registration Rights Agreement” on November 22, 2005. Among other things, the Company was obligated to file a registration statement on Form S-3 within 60 days of the agreement and use its commercially reasonable efforts to cause such registration statement to become effective. The Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission on December 27, 2005, pursuant to which the shares of Common Stock issuable upon conversion of the Series B Preferred, as well as the shares Common Stock issuable upon the exercise of warrants, were registered for resale. The agreement does not provide for any liquidated damages by the Company to the Series B Preferred holders if the Company is unable to complete the registration or maintain such effectiveness.

Voting Rights
     Each holder of shares of Series B Preferred is entitled to one vote per share for each share of Common Stock into which such shares of Series B Preferred could be converted immediately prior to the close of business on the record date fixed for such meeting and have full voting rights and powers equal to the voting rights and powers of the Common Stock. In no event shall a share of Series B Preferred be entitled to more than that number of votes per share of Series B Preferred that is equal to the Liquidation Value of $1,000, divided by one dollar forty cents ($1.40) (price of our common stock at closing), as adjusted for any stock dividends, combinations or splits.
Board Nomination Rights
     Effective November 22, 2005, the purchasers or Series B Preferred stockholders (the “Purchasers”) are entitled to nominate two representatives to our board of directors, and in the event the Company’s cash and cash equivalents fall below $15,000,000 as of the end of a fiscal quarter as reported on the Company’s balance sheet included in the Form 10-Q or Form 10-K for such quarter, the Purchasers shall be entitled to designate one additional director (or such greater number of directors that equals the minimum number of directors necessary such that the aggregate number of directors equals at least 30% of the then sitting board members of the Company’s board of directors);provided, however, that in no event will the percentage of board seats that the Purchasers are entitled to elect exceed their proportion of ownership of the voting securities of the Company. In the event the Purchasers hold less than 50% of the number of shares of Series B Preferred originally held by them, the Purchasers will be entitled on elect a single director. In the event the Purchasers hold less than 20% of the number of shares of Series B Preferred originally held by them, the Purchasers shall cease to have the right to elect any directors. Such directors will also be entitled to participate in certain board committees.
Dividends
     Dividends accrue daily for all Series B Preferred from the date of original issuance, and are recorded as a reduction (increase) to retained earnings (accumulated deficit) and net income (loss) available to common shareholders. Dividends, whether declared or not, are payable in cash on the fifth business day following the end of each fiscal quarter of the Company at a rate of six percent (6%) of the Liquidation Value per annum. Dividends do not compound; provided, that if the Company fails to pay such dividends as required, then accrued but unpaid dividends shall bear an interest rate of six percent (6%) per annum compounding daily.
     In the event dividends are paid on any shares of Common Stock, the Company shall pay an additional dividend on all outstanding shares of Series B Preferred in a per share amount equal to the amount paid or set aside for each share of Common Stock.
     At December 31, 2005, the Company recorded preferred stock dividends of approximately $67,000, which is credited to the carrying value of the Series B Preferred and which increase the net loss available to common stockholders.
Conversion
     Each share of Series B Preferred is convertible at the option of the holder at an initial “Conversion Price” of $1.55 per share of Common Stock. The Series B Preferred Liquidation Value plus accrued and unpaid dividends may be converted at the Conversion Price. In aggregate, no more than 7,373,500 shares of Common Stock may be issued upon conversion of the Series B Preferred or, with respect to any holder, result in such holder owning, solely as a result of such dividend, more than twenty percent (20%) of the Company’s outstanding voting securities.
     No adjustment in the Conversion Price of the Series B Preferred shall be made in respect of the issuance of additional shares of Common Stock unless the consideration per share on an additional share of Common Stock issued or deemed to be issued by the Company is less than the Conversion Price in effect on the date of, and immediately prior to, such issue for the Series B Preferred.
     Should the outstanding shares of Common Stock increase (by stock split, stock dividend, or otherwise) or decrease (by reclassification or otherwise), the Conversion Price of the Series B Preferred in effect immediately prior to the change shall be proportionately adjusted.

     In the event the Company issues Additional Shares of Common Stock for less than the applicable Conversion Price of the Series B Preferred in effect on the date of and immediately prior to such issue, the Conversion Price of the Series B Preferred shall be reduced. This reduction would be determined by multiplying the Conversion Price by a fraction, the numerator being the number of shares of Common Stock outstanding immediately prior to such issue plus the number of shares which the aggregate consideration received by the Company for the total number of Additional Shares of Common Stock so issued would purchase at such Conversion Price, and the denominator the number of shares of Common Stock outstanding immediately prior to such issue plus the number of such Additional Shares of Common issued. The Conversion Price will not be reduced if such reduction would result in more than 7,373,500 shares of Common Stock being issuable in aggregate upon conversion of the Series B Preferred and with respect to any holder, result in owning, solely as a result of such adjustment conversion more than twenty percent (20%) of the Company’s outstanding voting securities. Any reduction in the Conversion Price excluded by these two limitations would result in a repurchase for cash (at the then current Conversion Price) of the lowest number of shares of Preferred Stock that causes the limitation. Immediately following the repurchase, the Conversion Price will be adjusted according based on the previously discussed provisions.
     If the issuance is dilutive, in lieu of the Conversion Price adjustment, each holder of Series B Preferred may require the Company to redeem the outstanding shares of Series B Preferred at the Liquidation Value plus accrued and unpaid dividends. This redemption feature has been determined to be an embedded derivative (See “Bifurcated Embedded Derivatives” below).
     In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain convertible Instruments,” and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios,” the Company recorded a deemed dividend BCF because the accounting conversion price of the Series B Preferred, after taking into account the fair value of the warrants and the embedded derivatives (See below), was less than the closing price of the Company’s Common Stock, which was $1.40 per share on the closing date of the Series B Preferred financing. The deemed dividend BCF of approximately $1.3 million was recorded as a further discount to the convertible preferred stock and an increase to shareholders’ equity. The BCF and fair value of the warrants and issue costs will be accreted to retained earnings over five years, to the mandatory redemption date of the securities, using the effective interest method.
     In addition, since the Series B preferred stock has a conversion price that is variable based on a contingent future event such as a subsequent round of financing, a liquidation or a change in control of the Company, or other factors as outlined by the Preferred Stock Agreement, the Company should evaluate on a periodic basis if any of these triggering events have occurred, to then determine if there is any positive intrinsic value between the conversion price and the market value, and upon occurrence of such event, a deemed dividend beneficial conversion feature (“BCF”), would be recognized in the financial statements at that date.
Redemptions
     At any time after November 22, 2007, if the Company’s common stock trades for 20 consecutive days at a price greater than or equal to $3.10, then the Company, at its option, may redeem the Series B Preferred at a price equal to the Liquidation Value and subject to adjustment for accumulated but unpaid dividends and other events as defined by the Purchase Agreement. Each holder of Series B Preferred to be so redeemed may, in lieu of redemption, convert such holder’s shares of Series B Preferred Stock in whole or in part into shares of Common Stock.
     At each Series B Preferred stockholder’s option, the Company may be obligated to redeem the outstanding shares of Series B Preferred immediately prior to a change of control. Each holder of Series B Preferred then outstanding may require the Company to redeem in cash such holder’s outstanding shares of Series B Preferred at a price per share equal to the greater of (a) the Liquidation Value plus any accrued and unpaid dividends or (b) the amount such holder of Series B Preferred would have received in a liquidation of the Company had they converted such shares into shares of Common Stock immediately prior to such liquidation. This redemption feature has been determined to be an embedded derivative (See “Bifurcated Embedded Derivatives” below).
     If no such redemptions have occurred, the Company shall redeem any and all outstanding shares of Series B Preferred at a price per share equal to the Liquidation Value plus accrued but unpaid dividends on November 22, 2010.

Liquidation Preference
     Upon any liquidation, dissolution or winding up of the Company (whether voluntary or involuntary), each holder of the Series B Preferred shall be entitled to be paid, before any distribution or payment is made upon, and in preference to, any Common Stock and Series A Preferred (none outstanding), but after the payment of outstanding debt, an amount in cash equal to the greater of (a) the aggregate Liquidation Value of all Shares held by such holder plus all accrued and unpaid dividends up to and including the date of all payment of such preferential amount that shall be tendered with respect to such shares of Series B Preferred in connection with such liquidation, dissolution or winding up and (b) the amount that such holder would have received had such holder converted such Series B Preferred into shares of Common Stock immediately prior to such liquidation, dissolution or winding up, and upon timely payment in full of such amount the holders of Series B Preferred shall not be entitled to any further payment. If upon any such liquidation, dissolution or winding up of the Company, the Company’s assets to be distributed among the holders of the Series B Preferred are insufficient to permit payment to such holders of the aggregate amount they are entitled to be paid, then the entire assets available to be distributed to the Company’s stockholders shall be distributed pro rata to such holders based upon the aggregate liquidation preference of the Series B Preferred held by each holder.
Warrants
     In connection with the November issuance of Series B Preferred, the Company issued warrants to purchase 1,560,000 shares of Common Stock for $1.55 per share, as adjusted further based on the provisions described in the warrant agreement. Such warrants are outstanding at December 31, 2005 and expire in 2010. Using the Black-Scholes pricing model, the Company determined that the fair value of the warrants was approximately $1.3 million at the date of grant (assumptions used were 4.24% interest rate, 71.4% volatility and 5 year expected term). The warrants are classified as a liability as required by SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity,” due to terms of the warrant agreement, which contain a contingent share redemption provision in the event of a change of control of the Company. The warrants are measured at fair value both initially and in subsequent periods. Changes in the fair value of the warrants are recognized in current earnings under “other income/(expense)” in the accompanying Statement of Operations.
Bifurcated Embedded Derivatives
     In connection with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” there are two contingent cash redemption features included in the Purchase Agreement which constitute embedded derivatives that require bifurcation from the carrying value of the Series B Preferred mezzanine-classified securities and separation classification as liabilities. These two cash redemption features are contingent upon a change in control of the Company, and upon a subsequent dilutive round of equity financing, respectively. The Company has estimated the value of these embedded derivatives to be $1,022,000 at issuance date and December 31, 2005, based upon management’s preliminary estimates. The Company is in the process of performing a more detailed valuation of these embedded derivatives with the assistance of an independent valuation firm.
9. Restructuring
     The following table provides summary activity related to the Company’s continuing restructuring activities for the nine months ended December 31, 2005:

	Liability as of		Payments and	Liability as of
	March 31, 2005	Provision	Reductions	December 31, 2005
		(In thousands)
FY 2006 Restructuring Programs
Severance and workforce reduction	$—	$2,219	$(1,567)	$652
Consolidation of excess facilities	—	2,157	(548)*	1,609
Other	—	54	(54)	—
FY 2005 Restructuring Program	178	100	(210)	68

Total	$178	$4,530	$(2,379)	$2,329

•	includes non cash fixed asset write-off of approximately $285,000 related to July 29, 2005 restructuring plan for North American operations.
     At December 31, 2005, total restructuring liabilities recorded were classified $1,347,000 as accrued and other liabilities, and $982,000 as long-term liabilities.
Restructuring programs in fiscal year 2006.
     During the nine months ended December 31, 2005, the Company recorded approximately $4.4 million in charges related to restructuring, severance and other costs. The Company’s provision for severance and workforce reductions consists of approximately $2.2 million for reductions in workforce primarily due to the restructuring of the Company’s Asian and North American operations. The Company’s provision for the consolidation of excess facilities includes approximately $0.4 million in office closing costs and approximately $1.8 million related to the Company’s estimate of lease costs, net of anticipated sublease income. Other charges of approximately $54,000 represent a liability to a distributor resulting from the restructuring of the Company’s Asian operations, which was settled during the three months ended June 30, 2005. The Company’s restructuring activities are discussed further below.
Restructuring of the Company’s Asian operations.
     On April 19, 2005, the Company adopted a plan to restructure its Asian operations and entered into an exclusive representative agreement with Hermes-Epitek Corporation. Pursuant to the terms of the agreement, Hermes-Epitek will serve as the exclusive representative for the Company’s Therma-Probe and Opti-Probe metrology product lines for China, Malaysia, Singapore and Taiwan (for further information see Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Commitments and Contingencies”). In connection with this restructuring plan, the Company incurred severance and related charges of approximately $0.6 million and charges in connection with the closing and write-offs for certain fixed assets of approximately $0.1 million. During the nine months ended December 31, 2005, the Company has made payments of approximately $0.6 million and $0.1 million relating to reduction in Asian workforce of 52 employees and office closing costs, respectively.
Restructuring of the Company’s North American operations.
     On April 8, 2005, the Company adopted a restructuring plan aimed at increasing the Company’s operating efficiency and reducing corporate expenses. The Company reduced the number of separate internal operating groups from 11 to 6 through a streamlining of its corporate structure. The Company eliminated 24 employees, or approximately 9 percent of its North American workforce. The Company recognized a charge in connection with the restructuring plan related to severance and workforce reduction of approximately $0.7 million, which was paid to employees during the nine-months ended December 31, 2005.
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

     Also in connection with the restructuring plan adopted on April 8, 2005, the Company incurred severance charges by reducing its workforce by 15 employees on July 21, 2005. During the second quarter of fiscal 2006, the Company recorded a charge in connection with the reduction of approximately $0.2 million, related to severance and related costs.
     On December 13, 2005, the Company announced a reduction in work force by 21 employees at its facility located in Fremont, California. The charge connected with this action is approximately $0.4 million, related to severance and related costs. The charge was recorded during the third quarter of fiscal 2006.
Restructuring of the Company’s European operations.
     On December 30, 2005, the Company adopted a plan to restructure its European operations. In connection with such restructuring plan, the Company reduced its workforce by 6 employees and incurred severance and related charges. The charges in connection with the restructuring plan are approximately $0.4 million, the majority of which were recorded during the Company’s fiscal third quarter ended December 31, 2005.
Restructuring program in fiscal year 2005.
     On March 31, 2005, the Company had approximately $0.2 million in net restructuring charges accrued as estimated leased facility charges on previously vacated facilities in Santa Clara that are non-cancelable, net of potential sublease income to the sublease date. During the nine months ended December 31, 2005, the Company increased the restructuring provision by approximately $0.1 million reflecting the Company’s belief that any sublease of this vacated facility is unlikely due to the lease expiring in March 2006. Reductions in the fiscal year 2005 provision relate to the Company’s rent payments on the facility during the nine months ended December 31, 2005 of approximately $234,000, net of the recognition for accretion on the net present value calculation on remaining lease payments of approximately $24,000.
10. Accrued Warranty
     At the time of revenue recognition the Company provides an accrual for estimated costs to be incurred pursuant to estimated warranty obligations, which is based primarily on historical experience. Changes in the accrued warranty during the three and nine months ended December 31, 2005 and 2004, respectively, are summarized as follows:

		Provisions
		For Warranties	Settlements
		Issued	of
	Beginning	During	Pre-Existing	Ending
	Balance	the Period	Warranties	Balance
	(In thousands)
Accrued Warranty
Three Months Ended December 31, 2005	$837	$154	$(425)	$566

Three Months Ended December 31, 2004	$1,579	$722	$(622)	$1,679

		Provisions
		For Warranties	Settlements
		Issued	of
	Beginning	During	Pre-Existing		Ending
	Balance	the Period	Warranties		Balance
	(In thousands)
Accrued Warranty
Nine Months Ended December 31, 2005	$1,656	$541	$(1,631	)*	$566

Nine Months Ended December 31, 2004	$1,731	$1,354	$(1,406)		$1,679

*	Includes $243,000 assumed by TEL and $469,000 reclassified to Accrued Commissions related to Hermes agreement. See Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Commitments and Contingencies.”

11. Other Assets, Net
     Capitalized patent acquisition costs are included in non-current other assets, and are amortized on a straight-line basis over the estimated useful life of the patent, generally five years. Amortization of patent assets was $0.2 million for the three months ended December 31, 2005 and 2004 and $0.5 million and $0.6 million for the nine months ended December 31, 2005 and 2004, respectively. Amortization of the remaining net book value of our patent portfolio of $0.5 million as of December 31, 2005 is estimated to be $0.2 million and $0.3 million for fiscal years 2006 and 2007, respectively.
12. Segment Information
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
     In terms of generating systems revenues, the Company’s sells the Therma-Probe and Opti-Probe families of products. These product lines are manufactured in the same facility, by the same people and share the same economic environments. Specifically, they have in common the nature of the product, the nature of the production processes, the type or class of customer, the methods used to distribute them and the nature of the regulatory environment. The Company’s systems are all metrology tools used in the semiconductor manufacturing processes; therefore, are considered to be similar products and their revenues and cost of sales are best presented to investors combined into one financial statement line item, systems, in order for the users of the financial statements to understand the Company’s performance, assess the Company’s prospects for future net cash flows, and make more informed judgments about the enterprise as a whole.
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
     Net revenues from external customers are attributed to individual countries based on the location to which the products or services are being delivered. Revenues from Europe, excluding Germany, are the sum of net revenues generated in the United Kingdom, France, Italy, Israel and Ireland, among others, each of which does not represent greater than 10% of total net revenues. The following table summarizes the percentage of our total net revenues by geography for the three and nine months ended December 31, 2005 and 2004, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Revenues by Country
United States	39%	29%	33%	27%
Germany	14%	0%	24%	3%
Taiwan	10%	31%	13%	21%
Japan	5%	11%	11%	14%
Europe, excluding Germany	8%	4%	7%	5%
Korea	12%	20%	7%	16%
China	11%	4%	4%	7%
Singapore	1%	1%	1%	7%

Total	100%	100%	100%	100%

     Net revenues in each geographic area are recognized according to the Company’s revenue recognition policy as described in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales to customers outside of the United States were $9.4 million and $15.2 million for three months ended December 31, 2005 and 2004, respectively, and $33.8 million and $47.8 million for nine months ended December 31, 2005 and 2004, respectively.
     Four customers accounted for 16%, 15%, 12% and 11%, respectively of our net revenue for the three months ended December 31, 2005 and two customers accounted for 29% and 12%, respectively of our net revenue for the nine months ended December 31, 2005. For the three months ended December 31, 2004, three customers accounted for 29%, 18% and 16%, respectively of our net revenue and for the nine months ended December 31, 2004, three customers accounted for 17%, 13% and 11%, respectively of our net revenue.
     The following is a summary of the Company’s operations by geographic area. The net revenues reported below reflect the location of the Company’s operations, not the location of product delivery. The Company also has operations in the United Kingdom, Japan, China, Taiwan, Israel and Korea, none of which is material for separate disclosure. Substantially all of the Company’s long-lived assets are located in the United States.

Segment Information		Foreign
(in thousands)	U.S.	Locations	Eliminations	Consolidated
Three Months Ended December 31, 2005
Sales to unaffiliated customers	$13,506	$1,922	$—	$15,428
Transfers between geographic regions	465	287	(752)	—

Total net revenues	$13,971	$2,209	$(752)	$15,428

Operating loss	$(3,845)	$(100)	$51	$(3,894)

Three Months Ended December 31, 2004
Sales to unaffiliated customers	$18,993	$2,477	$—	$21,470
Transfers between geographic regions	236	602	(838)	—

Total net revenues	$19,229	$3,079	$(838)	$21,470

Operating loss	$(1,233)	$(56)	$(465)	$(1,754)

Nine Months Ended December 31, 2005
Sales to unaffiliated customers	$43,995	$6,237	$—	$50,232
Transfers between geographic regions	(380)	976	(596)	—

Total net revenues	$43,615	$7,213	$(596)	$50,232

Operating loss	$(14,990)	$(550)	$1,410	$(14,130)

Nine Months Ended December 31, 2004
Sales to unaffiliated customers	$57,919	$7,304	$—	$65,223
Transfers between geographic regions	52	1,678	(1,730)	—

Total net revenues	$57,971	$8,982	$(1,730)	$65,223

Operating loss	$(1,537)	$(70)	$(75)	$(1,682)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our ability to manage our costs and reduce operating expenses, our ability to improve long-term profitability, our ability to provide cost efficiencies and sustain our operations and cash position, our ability to continue the successful development and introduction of new products and improvement of current products, the charges to be incurred in connection with, and the cost savings resulting from, our restructurings, cost savings from the sale of the compact critical dimension product line (CCD-I), future stock-based employee compensation charges, cash consumption for the fiscal fourth quarter of 2006 and trends in our financial performance. Factors that could cause actual results to differ materially from the forward-looking statements include those set forth below under “Factors Affecting Future Results”. All forward-looking statements in this quarterly report on Form 10-Q are based on information available to us as of the date hereof, and we assume no duty to update these forward-looking statements.

     We develop, manufacture, market and service process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters to enable semiconductor manufacturers to maintain high overall manufacturing yield, increase their equipment productivity and reduce the size of the circuit features imprinted on the semiconductor to thereby improve the performance of the semiconductor device. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe CD™ and RT/CD® products, use proprietary and patented technology to provide precise, non-contact, non-destructive measurement for the basic building blocks, or process modules, used in the manufacture of integrated circuits.
     Our services include selling parts, billable service calls, and maintenance contracts related to our metrology products. Service and parts revenues are derived either from the performance of billable service calls, direct sales of parts or service maintenance contracts, which are normally of one-year duration. We do not service any products other than those sold by us.
     At the beginning of fiscal 2006, our Board of Directors and management identified several important initiatives aimed at helping achieve our key strategic and financial objectives of driving the Company towards long-term sustainable profitability, improving cash reserves and cash flows, continuing to improve competitive positioning in the market for leading edge metrology solutions, reducing our overall fixed cost structure and minimizing dependency on market conditions to achieve breakeven results, and, ultimately, increasing stockholder value.
     The actions implemented during the first three quarters of fiscal 2006 reflect significant progress on the path to achieving these key objectives and have produced positive results. Specifically, operating expenses were reduced during the fiscal third quarter by $1.0 million, or 10%, from the second quarter of fiscal 2006. During the third quarter, cash utilization (defined as change in cash and cash equivalents, excluding borrowing from our debt financing of $5.0 million during the second quarter and $10.4 million during the third quarter of fiscal 2006) was reduced by $2.6 million, or 28%, from the second quarter of fiscal 2006.
     On September 30, 2005, we borrowed $5.0 million under the new term loan. While we will pay interest monthly on the outstanding term loan and will repay the outstanding principal of the term loan in accordance with the provisions of the First Modification (as further discussed in Note 7 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Financing Arrangements”), the First Modification contains provisions, including a Material Adverse Change clause that permit the lender to accelerate the maturity of the debt based upon factors that are subjective in nature. Accordingly, the outstanding balance at September 30, 2005 has been classified as a current liability.
     On November 22, 2005, the Company entered into definitive agreements with two of its largest institutional shareholders for a private placement sale of $10.4 million of redeemable convertible preferred stock and warrants to purchase common stock. Under the terms of the agreement, the Company issued an aggregate of 10,400 shares of Series B Preferred stock at a purchase price of $1,000 per share, and warrants to purchase 1.56 million shares of common stock. The warrants will expire in 2010 and are exercisable at a per share price of $1.55. Unless redeemed earlier, the Series B Preferred Stock is redeemable on November 22, 2010 at $10,400,000 plus accrued but unpaid dividends.
Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affects our cost of sales and gross margin; the valuation of purchased intangibles, which affects our amortization and impairments of our intangibles; the valuation of deferred income taxes and income taxes payable, which affects our income tax expense and benefit; and the valuation of our warrants and embedded derivatives. We also have other key accounting policies, such as our policies for revenue recognition and allowance for doubtful accounts receivable and returns. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. In addition to the critical accounting policies and estimates that are identified above and discussed further in our annual report on Form 10-K for the fiscal year 2005, we have identified the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges, as a key accounting policy.
Restructuring Charges
     Over the last three years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have recorded estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the future lease and operating costs to be paid until the lease is terminated and the amount of any sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions for the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives.
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
Results of Operations
     The following tables summarize our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and nine months ended December 31, 2005 and 2004 were derived from our unaudited condensed consolidated financial statements which, in the opinion of management, reflect all adjustments necessary for the fair statement of the financial condition and results of operations for such periods.

	Three Months Ended December 31,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues
Product	$10,488	68.0%	$16,044	74.7%	$(5,556)	(34.6)%
Service and parts	4,940	32.0%	5,426	25.3%	(486)	(9.0)%

Total net revenues	15,428	100.0%	21,470	100.0%	(6,042)	(28.1)%

Cost of revenues
Product	6,121	39.7%	8,037	37.4%	(1,916)	(23.8)%

Service and parts	3,939	25.5%	4,331	20.2%	(392)	(9.1)%

Total cost of revenues	10,060	65.2%	12,368	57.6%	(2,308)	(18.7)%

Gross profit	$5,368	34.8%	$9,102	42.4%	$(3,734)	(41.0)%

	Nine Months Ended December 31,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues
Product	$35,556	70.8%	$49,761	76.3%	$(14,205)	(28.5)%
Service and parts	14,676	29.2%	15,462	23.7%	(786)	(5.1)%

Total net revenues	50,232	100.0%	65,223	100.0%	(14,991)	(23.0)%

Cost of revenues
Product	20,545	40.9%	23,643	36.3%	(3,098)	(13.1)%

Service and parts	11,260	22.4%	10,986	16.8%	274	2.5%

Total cost of revenues	31,805	63.3%	34,629	53.1%	(2,824)	(8.2)%

Gross profit	$18,427	36.7%	$30,594	46.9%	$(12,167)	(39.8)%

     Net Revenues. Net revenues for the three and nine months ended December 31, 2005 were $15.4 million and $50.2 million, respectively, representing a decrease of 28% and 23% from net revenues of $21.5 million and $65.2 million for the three and nine months ended December 31, 2004, respectively. The decrease in total net revenues was primarily attributable to lower unit volumes due to decreased demand for our products, as well as reduced average selling prices per system resulting primarily from an industry downturn that began in the third quarter of fiscal 2005. Net revenues for the nine months ended December 31, 2005 include net revenue of $1.4 million (none during the three months ended December 31, 2005) related to the CCD-i integrated metrology product that was sold during the first quarter of fiscal 2006. Net revenues for the three and nine months ended December 31, 2004 include $0.9 million and $2.5 million, respectively, of net revenues related to the CCD-i integrated metrology product line.
     Sequentially, net revenues for the third quarter of fiscal 2006 were $15.4 million, compared to net revenues of $17.3 million reported for the second quarter of fiscal 2006, a decrease of approximately 11%. During the third and second quarters of fiscal 2006, we recognized $2.3 million and $4.5 million in revenue deferred from shipments in prior quarters, respectively. This revenue relates to the receipt of final acceptances and satisfaction of all revenue recognition criteria in accordance with the original terms of the sale.
     Service and parts revenues, which include the selling of parts or spares, billable service calls, and maintenance contracts related to our metrology products, were unchanged sequentially during the third quarter of fiscal 2006 at approximately $4.9 million. Typically, systems (product) revenues are more variable than service and parts revenues, as services revenues are generated from our installed base of systems, and, therefore, fluctuate gradually as the warranty periods of newer systems expire (causing those systems to require paid parts and repair services) and older systems are either decommissioned or replaced with newer models.
     Sales to customers outside of the United States accounted for approximately 61% and 71% of our total net revenues for the third quarters of fiscal 2006 and 2005, respectively, and 62% in the second quarter of fiscal 2006. We anticipate that our export sales will continue to account for the majority of our net revenues in the foreseeable future. The flow of orders and shipments by country are uneven. Therefore, the percentage of revenues by country may vary greatly from period to period. For more information on revenues by country for the third quarters of fiscal 2006 and 2005, see Note 12 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
     Four customers accounted for 16%, 15%, 12% and 11%, of our net revenues for the three months ended December 31, 2005 and two customers accounted for 29% and 12%, of our net revenue for the nine months ended December 31, 2005. For the three months ended December 31, 2004, three customers accounted for 29%, 18% and 16%, of our net revenues and for the nine months ended December 31, 2004, three customers accounted for 17%, 13% and 11%, of our net revenues.
     Gross Margin. Gross margin percentage for the three and nine months ended December 31, 2005 was 34.8% and 36.7%, respectively, representing a decrease from gross margin percentages of 42.4% and 46.9% for the three and nine months ended December 31, 2004, respectively. The year over year third fiscal quarter margin decrease of 7.6 gross profit points is primarily due to reduced product revenue which typically has a higher gross margin than service and parts revenue and to lower absorption of manufacturing costs resulting from reduced sales volume. During the three months ended December 31, 2005, we increased provisions for excess and obsolete inventory by $0.8 million, and we sold $0.4 million in zero-cost inventories. In the three months ended December 31, 2004, we increased provisions for excess and obsolete inventory by $1.5 million and recognized a benefit of $1.8 million from the sale of previously reserved obsolete inventory. The year over year margin decrease in gross profit by 10.2% for the nine months ended December 31, 2005 versus the nine months ended December 31, 2004 was primarily due to the system revenue reduction discussed above plus the reduction in the net benefit recognized for the sell-through of zero-cost inventory of $3.0 million.
     Sequentially, gross profit for the third quarter of fiscal 2006 was 34.8%, up from 34.4% during the second quarter of fiscal 2006. The sequential gross margin improvement was primarily due to the net decrease in provisions for excess inventory of $1.4 million from the second quarter of fiscal 2006 partially offset by reduced average selling prices of our system revenue and reduced system revenue as a percentage of total revenue, which typically has higher gross margin than service and parts revenue.

     Research and Development, Selling, General and Administrative Expenses, and Restructuring, Severance and Other. The following tables present research and development, selling, general and administrative expenses and restructuring charges for the three and nine months ended December 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended December 31,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
Research and Development	$2,755	17.8%	$4,363	20.3%	$(1,608)	(36.8)%
Selling, general and administrative	5,707	37.0%	6,493	30.3%	(786)	(12.1)%
Restructuring charges	800	5.2%	—	—%	800	100%

Total operating expenses	$9,262	60.0%	$10,856	50.6%	$(1,594)	(14.7)%

	Nine Months Ended December 31,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
Research and development	$9,643	19.2%	$13,476	20.7%	$(3,833)	(28.4)%
Selling, general and administrative	18,384	36.6%	18,427	28.2%	(43)	(0.2)%
Restructuring, severance and other	4,530	9.0%	373	0.6%	4,157	1,114.5%

Total operating expenses	$32,557	64.8%	$32,276	49.5%	$(281)	0.9%

     Research and Development (“R&D”) Expenses. R&D expenses for the three and nine months ended December 31, 2005 were $2.8 million and $9.6 million, respectively, representing a decrease of (36.8%) and (28.4%) from R&D expenses of $4.4 million and $13.5 million for the three and nine months ended December 31, 2004, respectively. The decrease in R&D expenses compared with the prior year’s periods primarily reflects lower overall spending as a result of the reductions in force that have been announced and implemented during the first nine months of fiscal 2006.
     Sequentially, R&D expenses for the third quarter of fiscal 2006 were $2.8 million, a decrease of 9.7% from R&D expenses of $3.1 in the second quarter of fiscal 2006. This decrease is primarily due to lower salaries and benefits due to fewer employees resulting from the reductions in force that have been announced and implemented during the first nine months of fiscal 2006. We expect our overall R&D expenditures to increase in the fourth quarter of fiscal 2006 due to increased new product development efforts. We continue to allocate our R&D resources to the programs that can sustain our technological leadership.
     Selling, General and Administrative (SG&A) Expenses. SG&A expenses for the three and nine months ended December 31, 2005 were $5.7 million and $18.4 million, respectively, representing a decrease of 12.1% and unchanged from SG&A expenses of $6.5 million and $18.4 million for the three and nine months ended December 31, 2004, respectively. The decrease in SG&A expenses for the three and nine months ended December 31, 2005 compared to the same periods in 2004 was primarily due to reduced salary related customer service costs resulting from our restructuring efforts during the first nine months of fiscal 2006. This decrease was partially offset by additional outside costs and services related to Sarbanes-Oxley compliance activities.
     Sequentially, SG&A expenses for the third quarter of fiscal 2006 were $5.7 million, an increase of 16.3% over SG&A expenses of $4.9 million during the second quarter of fiscal 2006. Included in SG&A expenses for the third quarter of fiscal 2006 are approximately $0.2 million in additional expenses related to Sarbanes-Oxley Section 404 compliance and $0.3 million in provisions for bad debts.

     Restructuring. Sequentially, restructuring expenses for the third quarter of fiscal 2006 were $0.8 million, a decrease of $1.5 million from restructuring expenses of $2.3 million in the second quarter of fiscal 2006. During the third quarter of fiscal 2006, we announced a workforce reduction of 21 full and temporary employees and a change in our European sales and service operating model (for further information, see Note 9 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Restructuring”).
     Stock-Based Employee Compensation. Stock-based employee compensation expense/(benefit) historically has included amounts for two events: the stock options assumed during the acquisition of Sensys Corporation (Sensys), which was fully amortized at the end of the second fiscal quarter of 2006, and the stock option exchange (Repricing) on September 10, 2003. In the third quarter of fiscal 2006, we recognized an employee stock-based compensation benefit of $28,000 related to variable accounting for the employee stock option exchange. For the nine months ended December 31, 2005, we recorded a benefit of $267,000 related to the Sensys and Repricing transactions. For the nine months ended December 31, 2004, we recorded an expense of $651,000 related to the Sensys and Repricing transactions. The implementation of FAS 123R is expected to have a material impact on our future financial statements. For further information, see the “Stock-based Compensation” section of Note 1 of Notes to the Unaudited Condensed Consolidated Financial Statements titled “Basis of Presentation.”
     Other Income (Expense). The following tables present other income (expense) for the three and nine months ended December 31, 2005 and December 31, 2004 (dollars in thousands):

	Three Months Ended December 31,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)
Other income (expense)
Gain on sale of product line	$—	0.0%	$—	0.0%	$—
Interest expense	(205)	(1.3)%	(7)	0.0%	(198)
Interest income	103	(0.7)%	52	0.2%	51
Other, net	(1)	0.0%	7	0.0%	(8)

Total other income (expense), net	$(103)	(2.0)%	$52	0.2%	$(155)

	Nine Months Ended December 31,
	2005		2004
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)
Other income (expense)
Gain on sale of product line	$8,721	17.3%	$—	0.0%	$8,721
Interest expense	(352)	(0.7)%	(15)	(0.0)%	(337)
Interest income	178	0.4%	142	0.3%	36
Other, net	(64)	(0.1)%	4	0.0%	(68)

Total other income (expense), net	$8,483	16.9%	$131	0.3%	$8,352

     Other Income (Expense). Other (expense) net, for the third quarter of fiscal 2006 was ($103,000), compared to Other income, net for the third quarter of fiscal 2005 of $52,000. The increase in other expense between periods of $155,000 primarily reflects interest expense related to term debt and our recent Series B preferred stock financing. The increase in Other Income/(Expense) for the nine months ended December 31, 2005 of $8.4 million when compared to the comparable period of fiscal 2005 is due primarily to the gain on the sale of the CCD-i product line to TEL of $8.7 million in the first quarter of fiscal 2006. (For details of the sale of the product line, see Note 6 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, titled “Commitments and Contingencies”).

     Provision for Income Taxes (Benefit). During the third quarter of fiscal 2006 we recorded a net tax benefit of $157,000 primarily related to the release of reserves related to the expiration of foreign tax statutes. During the third quarter of fiscal 2005, we recorded a provision for taxes of $209,000 primarily related to foreign tax obligations. For the nine months ended December 31, 2005, we recorded a tax benefit of $105,000 compared to a provision for taxes of $212,000 for the nine months ended December 31, 2004. The difference of $317,000 is the result of activities that occurred in the current year, including the restructuring of our Asian and European operations and the sale of the CCD-i product line.
     Accretion of Series B Preferred Stock to Redemption Value. In connection with our $10.4 million Series B Redeemable Convertible Preferred stock financing completed during the third quarter of fiscal 2006, we have recorded an expense of $.1 million related to the quarterly dividend based on a 6% dividend rate plus the accretion of the discount of the Series B Preferred stock to the redemption value of the instrument. Accretion is based on an implicit interest rate of 10.78%.
     Net loss. The combination of all the factors discussed above contributed to a net loss of $3.9 million, or ($0.11) per basic and diluted share, for the third quarter of fiscal 2006. This compares to a net loss of $4.1 million, or ($0.11) per basic and diluted share, in the second quarter of fiscal 2006 and a net loss of $1.9 million, or ($0.05) per basic and diluted share, in the third quarter of fiscal 2005.
Liquidity and Capital Resources
     Our principal sources of funds have been and are anticipated to be cash on hand ($21.8 million unrestricted as of December 31, 2005), cash flows from operating activities (if any), borrowings under our bank credit facility (if available) and proceeds from sales of our capital stock. If projected sales do not materialize, we will need to further reduce expenses and may require additional equity or debt financing to meet our working capital requirements and/or to fund our research and development activities. If additional funds are raised through the issuance of additional capital stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity securities or debt financing could result in additional dilution to our current stockholders. There can be no assurance that additional financing will be available, if required, or, if available, will be on terms satisfactory to us.
     Our cash balance increased by $8.4 million during the nine months ended December 31, 2005 from $13.4 million to $21.8 million, primarily due to the sale of our CCD-i product line to TEL that resulted in net cash proceeds of $8.95 million, borrowing of $5.0 million under a term loan and the $10.4 million Series B Redeemable Convertible Preferred stock financing completed during the third quarter of fiscal 2006. These inflows of cash were partially offset by the cash used in operations of $15.2 million. The net increase in cash of $8.4 million during the nine months ended December 31, 2005 compares to a decrease in cash during nine months ended December 31, 2004 of $10.2 million, $9.6 million of which was consumed in operating activities and $1.2 million was used in investing activities for net investments in property and equipment and purchases of patents. These amounts were offset by $0.5 million generated by financing activities attributable to the proceeds generated from the issuance of common stock.
     Cash used by operating activities was $15.2 million and $9.6 million for the nine months ended December 31, 2005 and 2004, respectively, an increase in cash usage of approximately $5.6 million. Net loss in the nine months ended December 31, 2005 was $5.5 million, compared to a net loss of $1.8 million in the nine months ended December 31, 2004. The net loss for the nine months ended December 31, 2005 included a gain on sale of the CCD-i product line of $8.7 million. Additionally, during fiscal 2006, non-cash expenses included a write-off for the net book value of property and equipment of $0.3 million related to our restructuring activities, depreciation and amortization of $2.1 million, stock-based compensation benefit of $0.3 million, and loss on retirement of property and equipment of $0.1 million.
     Our cash used in operations increased due to operating losses and decreases in accounts payable and accrued and other liabilities, and was partially offset by cash generated by reduced inventories and accounts receivable.
     Deferred revenues decreased by $10.4 million in the nine months ended December 31, 2005, compared to an increase of $2.5 million in the nine months ended December 31, 2004. The decrease in deferred revenues is attributable to final acceptance on systems deliveries during the nine months ended December 31, 2005. Accounts payable and accrued and other liabilities decreased in the nine months ended December 31, 2005, consuming operating cash of $5.8 million, compared to an increase of $1.9 million in the nine months ended December 31, 2004. This decrease is primarily due to the decline in inventory procurement activities and related accounts payable.

     Decreases in inventory were $5.8 million in the nine months ended December 31, 2005 compared to an $11.9 million increase in inventories in the nine months ended December 31, 2004. The decrease in inventory reflects reduced inventory purchases due to improved efforts in inventory management. Similarly, accounts receivable decreased by $3.0 million in the nine months ended December 31, 2005, compared to an increase in accounts receivable in the nine months ended December 31, 2004 of $7.6 million, due to lower billings in the nine months ended December 31, 2005. Days sales outstanding decreased to 79 days as of the end of the third quarter of fiscal 2006 from 99 days as of the end of the third quarter of fiscal 2005. Days sales outstanding is calculated based on annualized days sales outstanding divided by ending net accounts receivable for the quarter.
     Cash flows provided by investing activities were $8.6 million in the nine months ended December 31, 2005 compared to cash flows used in investing activities of $1.2 million in the nine months ended December 31, 2004. Cash flows provided by investing activities in the nine months ended December 31, 2005 included the impact of $9.95 million from the sale of the CCD-i product line, consisting of cash proceeds of $8.95 million and a customer deposit applied of $1.0 million. In the nine months ended December 31, 2005, purchases of property and equipment were $0.2 million, a decrease of $0.6 million compared to the nine months ended December 31, 2004. Investments in our patent portfolio were $0.2 million in the nine months ended December 31, 2005, down from $0.4 million in the nine months ended December 31, 2004.
     Cash flows provided by financing activities were $15.5 million in the nine months ended December 31, 2005 compared to cash flows provided by financing activities of $0.5 million in the nine months ended December 31, 2004. Financing activities for fiscal 2006 consist of $9.8 in net proceeds due to the Series B Redeemable Convertible Preferred Stock financing, $5.0 million in cash borrowings under a Term Loan borrowing with SVB and $0.7 million attributable to the proceeds generated from the issuance of common stock.
     We reported operating losses of $14.1 million for the first nine months of fiscal 2006 and an operating loss of $6.5 million for our fiscal year ended March 31, 2005. We used $15.2 million of cash in operations during the nine months ended December 31, 2005. Due to the continued instability in the semiconductor capital equipment industry, uncertain economic conditions worldwide, and other factors, we cannot predict how long we will incur future losses, whether we will become profitable again, or wether our business will continue to decline or our performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 27, 2005, which is included in our annual report on Form 10-K for the year ended March 31, 2005. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Commitments
     Our future commitments include equipment operating leases, leases on office and manufacturing space, purchase commitments, minimum royalty payments under certain software license agreements, cancellation fee commitments to vendors related to non-cancelable inventory purchase orders and the redemption of our Series B redeemable convertible preferred stock. Future payments due under these obligations as of the end of the third quarter of fiscal 2006 are as follows (In thousands):

					Series B
					redeemable
			Minimum		convertible
	Operating	Purchase	Royalty	Cancellation	preferred
	Leases	Commitments	Payments	Fees	stock	Total
Fiscal Year:
2006 (3 months)	$331	$6,239	$40	$45	$—	$6,655
2007 (12 months)	1,319	4,897	40	45	—	6,301
2008 (12 months)	1,098	186	—	—	—	1,284
2009 (12 months)	1,136	—	—	—	—	1,136
2010 (12 months)	1,143	—	—	—	—	1,143
2011 and thereafter	1,012	—	—	—	10,400	11,412

Total future minimum payments	$6,039	$11,322	$80	$90	$10,400	$27,931

     Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct our business. These leases are non-cancelable and expire at various dates through 2011. Certain facility leases include a provision to extend the lease term, including the lease for our headquarters and manufacturing facility in Fremont, California, which includes an option to extend the lease to February 2021. Our facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, generally market adjusted rates. We have excluded approximately $2.3 million of lease costs accrued associated with our restructuring activities at December 31, 2005.
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
     Financing/Other Contingencies. We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of third party intellectual property. We also concluded certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship. In June 2005, under the terms of the sale of the CCD-i product line to TEL, we, under certain circumstances, committed to provide, and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of the end of the third quarter of fiscal 2006, we have not incurred any losses under such indemnification provisions during the periods covered in this report.
     On June 10, 2005, we renegotiated our loan and security agreement, as well as a streamline facility agreement (collectively “the Loan Agreement”), with Silicon Valley Bank (SVB) extending it to June 11, 2007. The loan and security agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The streamline facility agreement allows us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (8.75% as of the end of the third quarter of fiscal 2006). The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (9.0% as of the end of the third quarter of fiscal 2006). We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. At the end of our third quarter of fiscal 2006 and the end of our fiscal year 2005, we had $1.4 and $3.2 million, respectively, in outstanding letters of credit under the loan and security agreement. No amounts have been drawn against these standby letters of credit.

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
     On September 30, 2005, we and SVB entered into a First Modification to Loan and Security Agreement (the “First Modification”) to the Loan Agreement entered into between the parties on June 10, 2005. The First Modification amends the Loan Agreement by (i) creating a $5.0 million term loan facility, (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. Pursuant to the terms of the First Modification, the aggregate commitments available to be borrowed by us under the new term loan and the existing formula based revolving line of credit under the Loan Agreement will not exceed $15.0 million. As of the end of the third quarter of fiscal 2006, we were in compliance with all of the covenants in the First Modification.
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
     The term loan may be terminated and prepaid prior to maturity by paying a premium equal to (i) 1.5% of the outstanding principal amount of the term loan at the date of termination, if the termination occurs on or before September 30, 2007 or (ii) 0.5% of the outstanding principal amount of the term loan at the date of termination, if the termination occurs after September 30, 2007, provided that no premium will be due if the term loan is refinanced with another division of SVB. The term loan is collateralized by a first priority lien on substantially all of our assets.
     The Loan Agreement contains events of default that, include among other things, material inaccuracies of representations and warranties, nonpayment of principal, interest or fees, violation of covenants or non-monetary obligations, cross-defaults to material agreements, bankruptcy and insolvency events, revocation or termination of guaranties or assets pledged by third parties, material changes in ownership, fraudulent transfer of assets, the occurrence of a Material Adverse Change (defined as a change in our business, operations, financial or other condition, or a material impairment of the prospect of repayment of any portion of our outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral), or, any breaches of the Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, and revocation or termination of guarantees provided by the Export-Import Bank of the United States. The occurrence of an event of default will increase the applicable interest rate by 4.0% and could result in the acceleration of the term loan and foreclosure on the collateral securing the term loan under the Loan Agreement.
     Series B Redeemable Convertible Preferred Stock. On November 22, 2005, we entered into a purchase agreement with North Run Master Fund, LP, Deephaven Relative Value Equity Trading Ltd. and Deephaven Long Short Equity Trading Ltd. who are current stockholders in the Company, to issue and sell 10,400 units, at a price of U.S. $1,000 per unit for aggregate gross proceeds of U.S. $10,400,000. Each unit consists of one share of Series B Preferred Stock and a warrant to purchase 150 shares of Common Stock at an exercise price of $1.55 per share. These warrants will expire in November 2010.
     We issued the Series B Preferred for gross proceeds of $10,400,000, and incurred approximately $609,000 in issuance costs, which are recorded as a discount to the carrying value of the Series B Preferred. The warrants at December 31, 2005 were recorded at their estimated fair value of $1,320,000. We also recognized liabilities totaling $1,022,000 related to two embedded derivative features contained in the Purchase Agreement. We record accretion of the Series B Preferred to its redemption value, at the first fixed redemption date of November 22, 2010, using the effective interest method (See further discussion in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements titled “Mandatorily Redeemable Convertible Preferred Stock”).

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
Market Risk Related to Interest Rates and Foreign Currency
     We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. Our only derivative financial instruments relate to the embedded derivatives included in our Series B preferred stock financing which have been bifurcated from the redeemable convertible preferred stock and are being carried at fair value.
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
     At December 31, 2005 our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
Foreign Currency Exchange Risk
     A substantial portion of our international sales is denominated in U.S. dollars. Although we have not been negatively impacted in the past by foreign currency changes in Taiwan, Japan, China, Korea, Israel and Europe, such conditions could negatively impact our international sales in future periods.
     We have determined that the functional currency of our foreign operations is the local currency of our international operations, which incur most of their expenses in the local currency. The transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statements of operations and amounted to less than $0.1 million in each of the fiscal third quarters of 2006 and 2005.
     We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars leads to a translation gain or loss. The accumulated effects of foreign translation rate changes related to net assets outside the U.S. are included as a component of stockholder’s equity. As of the end of the third quarter of fiscal 2006 we have an accumulated other comprehensive loss of $1.1 million consisting of foreign currency translation adjustments, compared to $0.7 million as of the end of fiscal year 2005.
     We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of January 1, 2006 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).
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
     In the light of these two material weaknesses found in the fourth quarter of fiscal 2005, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of January 1, 2006. The Company has taken, and expects to take, the remediation steps described below and in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the periods presented in accordance with U.S. generally accepted accounting principles.
Remediation Steps to Address Material Weaknesses
     During the fourth quarter of fiscal 2005 and the first nine months of fiscal 2006, we have taken several steps toward remediation of the material weaknesses described above. Those actions included the following:
•	Implemented additional monitoring controls used in conjunction with the performance of intercompany account reconciliations and independent internal reviews of all key account reconciliations, including inventory transactions with consolidated entities and support for allocations of customer service and support costs between cost of revenue and selling, general and administrative expense;

•	Hired new senior accounting personnel and recruited additional experienced accounting and finance staff, including a Corporate Controller and Assistant Controller;

•	Enhanced our training programs for accounting staff as well as our overall supervision of finance personnel; and

•	Implemented procedures to ensure all intercompany accounts are reconciled on a quarterly basis and to ensure that sufficient support is maintained on a timely basis for all accounting entries.
     We are taking action to remediate other control deficiencies identified in 2005 and 2006 in the documentation, design and operation of internal control over financial reporting. We believe that the corrective actions described above, when completed, will mitigate the control deficiencies identified above. There are no guarantee, however, that these remediation steps, if completed by April 3, 2006, will be sufficient to remediate the previously identified material weaknesses or newly discovered control deficiencies. We plan to continue the on-going review and evaluation of our internal control over financial reporting, and we may make other changes as we deem necessary based on management’s reviews and evaluation. For example, we continue to enhance our controls by educating and training our employees and recruiting and retaining qualified technical personnel to staff our accounting and finance functions.
Internal Control Over Financial Reporting
     As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the third quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, we noted the changes described above under the caption “Remediation Steps to Address Material Weaknesses” have occurred during the first, second and third quarters of fiscal 2006.

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
PART II — OTHER INFORMATION
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
Item 1A. Risk Factors
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
WE HAVE INCURRED SIGNIFICANT OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE; OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2005 INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH.

     We reported operating losses of $14.1 million for the nine months ended December 31, 2005, and an operating loss of $6.5 million for our fiscal year ended March 31, 2005. We have an accumulated deficit of $313.5 million at December 31, 2005. We used $15.2 million of cash in operations during the nine months ended December 31, 2005. Due to the continued instability in the semiconductor capital equipment industry, uncertain economic conditions worldwide, and other factors, we cannot predict how long we will incur future losses, whether we will become profitable again, or that our business will not continue to decline or if our performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in its report dated June 27, 2005, which is included in our Form 10-K for the year ended March 31, 2005.
WE NEED TO HAVE SUFFICIENT CASH TO OPERATE IF OUR BUSINESS IS TO SUCCEED.
     Our principal sources of funds have been and are anticipated to be cash on hand ($21.8 million unrestricted as of December 31, 2005), cash flows from operating activities (if any), borrowings under our bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our recent financing) and proceeds from sales of our capital stock and other sources. Through our ongoing efforts to decouple our breakeven point from the influence of general market conditions, we are re-examining all aspects of our business for areas of improvement and continue to focus on reducing our fixed cost base and improving our working capital position to better align our operations with market demand and current sales levels. If projected sales do not materialize, we will need to further reduce expenses and may require additional equity or debt financing to meet our working capital requirements and to fund our research and development activities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity securities or debt financing could result in substantial dilution to our current stockholders. Failure to raise additional funds may adversely affect our ability to achieve our intended business objectives. There can be no assurance that additional financing will be available, if required, or, if available, will be on terms satisfactory to us.
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
     Our quarterly operating results have historically and may, in the future, vary significantly. Some of the factors that may influence our operating results and that could cause trading in our shares to be subject to extreme price and volume fluctuations in a given quarter include:
•	customer demand, which is influenced by economic conditions in the semiconductor industry, demand for products that use semiconductors, market acceptance of our products and those of our customers, seasonality, changes in product mix, and the timing, cancellation or delay of customer orders and shipments;

•	competition, such as competitive pressures on the prices of our products, the introduction or announcement of new products by us or our competitors and discounts that may be granted to customers;

•	fluctuations in the availability and cost of components, subassemblies and production capacity;

•	expenses incurred in connection with litigation;

•	product development costs, such as increased research, development, engineering and marketing expenses associated with new products or product enhancements, and the effect of transitioning to new or enhanced products;

•	delays in manufacturing or product shipments or contractual terms that require a delay between when our products are shipped and when we can recognize revenue in connection with such shipments; and

•	levels of fixed expenses relative to revenue levels, including research and development costs associated with product development.

WE COMPLETED A PRIVATE PLACEMENT TRANSACTION ON NOVEMBER 22, 2005, PURSUANT TO WHICH CERTAIN OF OUR STOCKHOLDERS HAVE PROTECTIVE RIGHTS THAT MAY LIMIT OUR ACCESS TO ADDITIONAL DEBT OR EQUITY CAPITAL AND OTHERWISE SIGNIFICANTLY IMPACT OUR LIQUIDITY, FINANCIAL POSITION AND EARNINGS.
     We issued and sold shares of our Series B Preferred Stock, and issued warrants exercisable for shares of our common stock, in a private placement transaction on November 22, 2005. Consent of the majority of our Series B Preferred stock (for so long as any shares of the Series B Preferred stock remain outstanding), voting together as a single class, would be necessary in connection with the issuance of any debt securities that are convertible into common stock or the issuance of any preferred stock. Accordingly, our ability to raise capital through certain issuances of debt, or through a private placement of our preferred stock, will be dependent on the prior authorization of the holders of our Series B Preferred stock. This could limit or delay our ability to raise capital in a timely manner. In addition, as further described in the Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements titled “Mandatorily Redeemable Convertible Preferred Stock” the Series B Preferred stockholders have certain rights upon change in control, liquidation, dilution and other factors that could require us to redeem such stock at a date prior to the scheduled redemption in November 2010. The impact on our liquidity, financial position and earnings from such redemption could be significant.
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
     As of December 31, we had $5.0 million in outstanding borrowings under our credit facility with Silicon Valley Bank. We may incur further indebtedness to finance acquisitions, capital expenditures and working capital, or for other purposes. We are limited, however, to no more than $5.0 million of indebtedness pursuant to the terms of our recent private placement transaction.
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
OUR BANK CREDIT FACILITY IS SUBJECT TO A BORROWING BASE CALCULATION AND CONTAINS A MATERIAL ADVERSE CHANGE CLAUSE.
     We have access to $15.0 million in credit facilities. However, the amount available under our credit facilities is determined using a borrowing base formula, which considers amounts in our trade accounts receivable and inventory, excluding certain aged and past due accounts receivable and inventory at locations outside of the United States, and there can be no assurance that any amount will be available for borrowing under this facility. This facility also includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in our business, operations, or financial or other condition, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral. If the bank invokes the Material Adverse Change clause, we could lose access to the credit facility, which is an important factor for our liquidity and for us to maintain adequate capital resources to fund our operations. As a result of the Material Adverse Change clause, all of our outstanding debt with Silicon Valley Bank is currently classified as current.

OUR PERFORMANCE IS AFFECTED BY THE CYCLICALITY OF THE SEMICONDUCTOR DEVICE INDUSTRY, WHICH MAY, FROM TIME TO TIME, LEAD TO DECREASED DEMAND FOR OUR PRODUCTS.
     The semiconductor industry is cyclical and has historically experienced periodic downturns, which have often resulted in a decrease in the semiconductor industry’s demand for capital equipment, including process control metrology systems. Our business depends upon the capital expenditures of semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products utilizing semiconductors. We are currently experiencing a period of low demand for process control metrology systems and cannot be sure how long these periodic downturns will continue. We also cannot be sure when the semiconductor industry will recover or whether the recovery will result in increased demand for our capital equipment by the semiconductor industry.
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
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, our management, including Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of January 1, 2005 of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).
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
     In the light of these two material weaknesses found in the fourth quarter of fiscal 2005, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of January 1, 2006. The Company has taken, and expects to take, the remediation steps described below and in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the periods presented in accordance with U.S. generally accepted accounting principles.
     To address these material weaknesses, we have taken, and expect to continue to take certain remediation steps including:
•	Implementing additional monitoring controls used in conjunction with the performance of intercompany account reconciliations and independent internal reviews of all key account reconciliations, including inventory transactions with consolidated entities and support for allocations of customer service and support costs between cost of revenue and selling general and administrative expense;

•	Hiring new senior accounting personnel and recruiting additional experienced accounting and finance staff, including a Corporate Controller and Assistant Controller;

•	Enhancing our training programs for accounting staff as well as our overall supervision of finance personnel; and

•	Implementing procedures to ensure all intercompany accounts are reconciled on a quarterly basis and to ensure that sufficient support is maintained on a timely basis for all accounting entries.
     We are taking action to remediate other control deficiencies identified in 2005 and 2006 in the documentation, design and operation of internal control over financial reporting. We plan to continue the on-going review and evaluation of our internal control over financial reporting, and we may make other changes as we deem necessary based on management’s reviews and evaluation. For example, we continue to enhance our controls by educating and training our employees and recruiting and retaining qualified technical personnel to staff our accounting and finance functions.
     There is no guarantee that these remediation steps, if completed by April 3, 2006, will be sufficient to remediate the previously identified material weaknesses or newly discovered control deficiencies. A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
OUR LARGEST CUSTOMERS HAVE HISTORICALLY ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR REVENUES. ACCORDINGLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE LOSS OF, OR REDUCED PURCHASES BY, ONE OR MORE OF OUR LARGE CUSTOMERS.
     Four customers accounted for 16%, 15%, 12% and 11% of our net revenues for the three months ended December 31, 2005 and three customers accounted for 29%, 18% and 16% of our net revenues for the three months ended December 31,2004. Additionally, two customers accounted for 29% and 12% of our net revenues for the nine months ended December 31, 2005 and three customers accounted for 17%, 13% and 11% of our revenues for the nine months ended December 31,2004. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise may choose to discontinue purchasing our products. Reductions, delays and cancellations of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. If, for any reason, any of our key customers were to purchase significantly less of our products in the future, such decreased level of purchases could have a material adverse effect on our business, financial condition and results of operations.
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
     After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need at least three to six months to test, evaluate and adopt our product and at least an additional three to nine months to begin volume production that incorporates our product. Due to this lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its products or that such efforts by our customer will be successful. The delays inherent in our lengthy design cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. Additionally, if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products anticipated sales could be materially adversely effected.
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
IN ADDITION TO PATENT PROTECTION, WE RELY UPON TRADE SECRET PROTECTION FOR OUR CONFIDENTIAL AND PROPRIETARY INFORMATION AND TECHNOLOGY. WE ROUTINELY ENTER INTO CONFIDENTIALITY AGREEMENTS WITH OUR EMPLOYEES AND CUSTOMERS. HOWEVER, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL NOT BE BREACHED, THAT WE WILL HAVE ADEQUATE REMEDIES FOR ANY BREACH OR THAT OUR CONFIDENTIAL AND PROPRIETARY INFORMATION AND TECHNOLOGY WILL NOT BE INDEPENDENTLY DEVELOPED BY, OR BECOME OTHERWISE KNOWN TO, THIRD PARTIES.
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
     Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of the services of key personnel, who would be extremely difficult to replace, could have a material adverse effect on us. There can be no assurance that the services of such personnel will continue to be available to us. We have employment agreements with some key members of our senior management team. To support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry and in the Silicon Valley is high, and we cannot assure you that we will be successful in attracting and retaining such personnel.
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
     A significant portion of our sales have historically been made through manufacturers’ sales representatives, and we expect this percentage to increase since we are in the process of establishing Hermes-Epitek Corporation as our exclusive representative in Taiwan, China, Singapore and Malaysia. The Company also signed an exclusive representative agreement with TelTec Semiconductor Technic to be our representative in Europe, including the United Kingdom, Italy, Spain, France, Portugal, Belgium, Holland, Switzerland, Germany, Austria, Poland, Russia and Eastern Europe. The activities of these representatives are not completely within our control, and they may sell products manufactured by other manufacturers. In addition, in some locations our manufacturing sales representatives also provide field service and support to our customers. A reduction in the sales efforts or financial viability of such manufacturers’ sales representatives, or a termination of our relationship with such representatives, could have a material adverse effect on our sales, financial results and ability to support our customers. Although we believe that we maintain good relations with our sales representatives, there can be no assurance that such good relationships will continue.
OUR NET SALES AND RESULTS OF OPERATIONS CAN BE ADVERSELY AFFECTED BY THE INSTABILITY OF ASIAN ECONOMIES, FROM WHICH WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES.
     Our sales to customers in Asian markets represented approximately 39% and 67% for the three months ended December 31, 2005 and 2004, respectively, and 36% and 65% for the nine months ended December 31, 2005 and 2004, respectively. Companies in the Asia Pacific region, including Japan and Taiwan, each of which accounts for a significant portion of our business in that region, continue to experience uncertainties in their currency, banking and equity markets. These instabilities may adversely affect our sales to semiconductor device and capital equipment manufacturers located in these regions in the coming quarters.
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
WE ARE SUBJECT TO OPERATIONAL, FINANCIAL, POLITICAL AND FOREIGN EXCHANGE RISKS DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL SALES.
     Our export sales to customers outside of the United States accounted for approximately 61% and 71% of the total revenues for the three months ended December 31, 2005 and 2004, respectively, and 67% and 73% of the total revenues for the nine months ended December 31, 2005 and 2004, respectively. We anticipate that export sales will continue to account for a significant portion of our revenues in the foreseeable future. Due to the significant level of our export sales, we are subject to material risks, which include:

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
     Additionally, we have entered into change of control severance agreements with certain of our executive officers and management. These provisions, including items such as the immediate vesting of all stock options held by the executive officer prior to the change of control, when triggered could lead to a material stock-based compensation expense charged directly against our earnings and could adversely affect our reported results of operations.
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
WE HAVE RECEIVED A NUMBER OF INQUIRIES FROM ONE OF OUR STOCKHOLDERS, WHICH MAY BE A PRECURSOR TO LITIGATION
     Between May 13, 2005 and the date of this quarterly report, we have received a number of written inquiries from one of our stockholders. On July 15, 2005, we received a demand for the inspection of our books and records from such stockholder, pursuant to Section 220 of the Delaware General Corporation Law. Among other things, the demand sought documents relating to the consideration of strategic alternatives to our recent sale of assets to Tokyo Electron Limited. The tone of this, and prior correspondence, received from such stockholder suggests that the stockholder may bring legal action against us and the members of our board of directors. If such a lawsuit were brought against us or our board of directors, the costs related to the defense of such action would be difficult to predict, but could be substantial and would likely have an adverse effect on our financial condition and results of operations. Whether or not litigation arises from such correspondence, our management team and our board of directors are spending significant time and expense responding to these requests, which could have an adverse effect on our financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 22, 2005, we entered into a purchase agreement with North Run Master Fund, LP, Deephaven Relative Value Equity Trading Ltd. And Deephaven Long Short Equity Trading Ltd. to sell and issue a total of 10,400 units, at a price of U.S. $1,000 per Unit for aggregate gross proceeds of U.S. $10,400.000. Each Unit consists of one share of Series B Preferred Stock and a warrant to purchase 150 shares of Common Stock at an exercise price of $1.55 per share. The warrant expires on November 22, 2010. The foregoing issuance of this warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of Therma-Wave, Inc.

3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc.

3.3(3)	Amended and Restated By-Laws of Therma-Wave, Inc.

4.1(4)	Form of certificate representing shares of Common Stock of Therma-Wave, Inc.

10.1	Stockholders’ Agreement related to Mandatorily Redeemable Convertible Preferred Stock dated November 22, 2005

10.2	Therma-Wave, Inc Purchase Agreement related to Mandatorily Redeemable Convertible Preferred Stock dated November 18, 2005

10.3	Warrant to Purchase Therma-Wave, Inc. common stock related to Mandatorily Redeemable Convertible Preferred Stock

10.4	Registration Rights Agreement related to related to Mandatorily Redeemable Convertible Preferred Stock dated on November 22, 2005

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 2, 2000 (File No. 000-26911) and filed with the SEC on June 30, 2000.

(2)	Incorporated herein by reference to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 000-26911) and filed with the SEC on November 13, 2002.

(3)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911) and filed with the SEC on June 21, 2001.

(4)	Incorporated herein by reference to Therma-Wave’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No 333-76019) and filed with the SEC on July 21, 1999.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.
(Registrant)
/s/ Boris Lipkin

Boris Lipkin
President, Chief Executive Officer and Director
February 15, 2006

THERMA-WAVE, INC.
(Registrant)
/s/ Joseph Passarello

Joseph Passarello
Senior Vice President, Chief Financial Officer and Secretary
(as Registrant and as Principal Accounting Officer)
February 15, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of Therma-Wave, Inc.

3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc.

3.3(3)	Amended and Restated By-Laws of Therma-Wave, Inc.

4.1(4)	Form of certificate representing shares of Common Stock of Therma-Wave, Inc.

10.1	Stockholders’ Agreement related to Mandatorily Redeemable Convertible Preferred Stock dated November 22, 2005

10.2	Therma-Wave, Inc Purchase Agreement related to Mandatorily Redeemable Convertible Preferred Stock dated November 18, 2005

10.3	Warrant to Purchase Therma-Wave, Inc. common stock related to Mandatorily Redeemable Convertible Preferred Stock

10.4	Registration Rights Agreement related to related to Mandatorily Redeemable Convertible Preferred Stock dated on November 22, 2005

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 2, 2000 (File No. 000-26911) and filed with the SEC on June 30, 2000.

(2)	Incorporated herein by reference to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 000-26911) and filed with the SEC on November 13, 2002.

(3)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911) and filed with the SEC on June 21, 2001.

(4)	Incorporated herein by reference to Therma-Wave’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No 333-76019) and filed with the SEC on July 21, 1999.