Form 10-K
period 2006-04-02
THERMA WAVE INC
filed 2006-06-15
CIK 828119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2006
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
Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-5 of the Act).  Yes ☐     No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant, based upon the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter (October 2, 2005) as reported by the Nasdaq National Market, was approximately $66 million.
As of May 31, 2006, the registrant had 37,114,067 shares of common stock outstanding.
Portions of the Proxy Statement for the 2006 annual stockholders meeting are incorporated by reference into Part III.

THERMA-WAVE, INC.

FORM 10-K

Special Note Regarding

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any statements concerning the conditions in the semiconductor and semiconductor capital equipment industries, our operations, economic performance and financial condition, including in particular statements relating to our business, growth strategy, gross margins and product development efforts, our ability to manage our costs and reduce operating expenses, our ability to improve long-term profitability, our ability to provide cost efficiencies and sustain our operations and cash position, our ability to continue the successful development and introduction of new products and improvement of current products, the charges to be incurred in connection with, and the cost savings resulting from, our restructurings, cost savings from the sale of the compact critical dimension product line (CCD-I), future stock-based employee compensation charges, cash consumption for fiscal 2007, benefits to be derived from our agreement with Hermes-Epitek Corporation, the effect of our November 22, 2005 private placement transaction, future sales levels for our advanced products, the impact of changes in our internal control over financial reporting, the impact of semiconductor capital equipment market changes on the demand and functionality of our products, and statements of belief and statements of assumptions underlying any of the foregoing. The words “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology generally identify forward-looking statements.

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

PART I

Item 1.	Business

Overview

Therma-Wave develops, manufacturers, markets and services process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters to enable semiconductor manufacturers to maintain high overall manufacturing yield, increase their equipment productivity and reduce the size of the circuit features imprinted on the semiconductor to thereby improve the performance of the semiconductor device. Our current product families, Therma-Probe®, Opti-Probe®, Opti-Probe® CDtm and RT/ CD®, use proprietary and patented technology to provide precise, non-contact, non-destructive measurement for the basic building blocks, or process modules, used in the manufacture of integrated circuits (ICs), our products perform the following functions:

•	Ion Implantation — implanting ions, usually boron, phosphorus or arsenic, into selected areas of the silicon wafer to alter its electrical properties. Ion implantation may be performed typically 10 to 24 times in the manufacture of ICs. Ion implantation creates the positively- and negatively-doped regions used to create each of the millions of transistors on each integrated circuit. It is also used to adjust the voltage (threshold voltage) at which the transistors will “turn on”. Our Therma-Probe product is an industry standard metrology tool for the monitoring of these ion implantation processes.

•	Dielectric Film Deposition and Etching — depositing and selectively removing layers of dielectric films on the silicon wafer to provide electrical insulation for each layer of the semiconductor IC. Film deposition is typically done by Chemical Vapor Deposition (CVD), and film removal is typically done by plasma etching. Our Opti- Probe product is typically used as a standard, in-line metrology tool for film thickness measurement in these processes. Our Opti-Probe CD and RT/ CD, or Real-Time Critical Dimensions products, provide rapid, non-destructive wafer-state information for control of the Critical Dimensions (CDs) of the etch processes.

•	Conductor Film Deposition and Etching — depositing and selectively removing layers of metal, polysilicon, and metal barrier films used to interconnect the transistors within a semiconductor device. Film deposition is typically done by Physical Vapor Deposition (PVD) Electrochemical Deposition (ECG), or CVD. Film removal is typically done by plasma etching or chemical mechanical planarization. Our Opti-Probe is a standard metrology tool for non-opaque conductor films. Our Opti- Probe CD and RT/ CD provide rapid, non-destructive wafer-state information for control of the CDs of the etch processes.

•	Chemical Mechanical Planarization, or CMP — “leveling” the top surface of the wafer after each layer of device features is added. The leveling is done by mechanical polishing in a chemical solution, and is required to maintain flatness of the wafer throughout the sequence of hundreds of process steps. Our Opti-Probe is a standard, in-line metrology tool for film thickness measurement in these processes.

•	Wafer Patterning — using photolithographic techniques to create the fine (sub-micron) structures that define the integrated circuit. The wafer patterning is typically done by “stepper” exposure systems and the photoresist developing and removal is done by coater/developer “track” systems and “asher/strip” systems. Our Opti-Probe is typically used as a standard, in-line metrology tool for film thickness and reflectivity measurements in these processes. Our Opti-Probe CD and RT/ CD products provide rapid, non-destructive wafer-state information for control of the CDs during the wafer patterning process.

On July 1, 2005, the Company and Tokyo Electron Limited, a Japanese corporation (“TEL”), completed an Asset Purchase Agreement providing for the sale of the Company’s Compact Critical Dimension-integrated (CCD-i) product line (including the Integra® integrated metrology product and certain intellectual property rights) to TEL, for a cash payment by TEL of $8.95 million, plus cancellation by TEL of $1.0 million in outstanding pre-paid purchase orders, and the assumption by TEL of certain liabilities relating to the purchased assets.

Our services include selling parts, billable service calls, and maintenance contracts related to our metrology products. Service and parts revenues are derived either from the performance of billable service calls, direct sales of parts, or service maintenance contracts, which are normally of one-year duration. We do not service any products other than those sold by us.

Our fiscal year is a 52 to 53-week year ending on the Sunday closest to March 31 of each year. Fiscal years 2006, 2005, and 2004 ended on April 2, 2006, April 3, 2005, and March 28, 2004, respectively. For convenience, references to fiscal years in this annual report on Form 10-K have been captioned as March 31 of each fiscal year and fiscal quarters are referred to as ending on the last day of the calendar quarter closest to each fiscal quarter end date.

Industry Background

The demand for semiconductors has increased as the use of semiconductors has expanded beyond personal computers and computer systems to a wide array of additional applications, including telecommunication and data communication systems, automotive systems, consumer electronics, medical products and household appliances. Additionally, the increased use of the Internet has stimulated the need for more high performance semiconductor devices. As a result, semiconductors have become more complex, requiring:

•	successive decreases in feature line width, for example, from 130 nanometers (nm) to 110 nm, from 110 nm to 90 nm , from 90 nm to 65 nm and beyond;

•	as many as 500 process steps; and

•	an increase in the number of metal or “interconnect” layers.

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

Therma-Wave Metrology Solutions

Our family of metrology products currently consists of Therma-Probe and Opti-Probe, including Opti-Probe CD and CD/RT product lines.

The following table lists the percentage of net revenues by product family for the fiscal years ended March 31, 2006, 2005 and 2004.

	Percentage of Net
	Revenues
	Fiscal Years Ended
	March 31,
	2006	2005	2004

Net Revenues by Product Family
Opti-Probe, including Opti-Probe CD	55%	47%	44%
Therma-Probe	14%	22%	8%
Integra CCD-i and Other	2%	6%	13%
Service and parts	29%	25%	28%
License	—%	—%	7%

Total	100%	100%	100%

Therma-Probe Product Family

The Therma-Probe systems employ proprietary Modulated Optical Reflectance (MOR) technology that uses highly focused, but low power laser beams to generate and detect thermal and plasma wave signals in the silicon wafer. Proprietary software correlates the signals to the ion implant dose or other parameters of interest. Unlike previous ion implant and ion activation metrology systems, the Therma-Probe systems utilize a non-contact, non-damaging technology and thus can be used to monitor product wafers immediately after the ion implantation and activation processes. These features have been integrated into an easy-to-use and reliable package with automated wafer handling and statistical data processing.

Ion Implant Metrology

A key process step in the fabrication of semiconductor devices is the implantation of ions of boron, phosphorous, arsenic and other ions as well as the clusters of ions into selective areas of silicon wafer to alter its electrical properties. Control of the accuracy and uniformity of the ion implant dose is critical to device performance and yield. Ion implantation is generally performed several (typically 10 to 24) times during the early phases of the fabrication cycle. As a result, there is typically a time lag of several weeks between these implant steps and the first electrical measurements that indicate whether the ion implantation process was properly executed. Failure to identify improper ion implantation can be extremely costly to a semiconductor manufacturer if the wafer production is permitted to continue in error. To test on a more timely basis whether the ion implantation was properly executed, semiconductor manufacturers historically used a four-point probe, which required physical contact between the probe and the silicon wafer surface. Because the physical contact with the wafer surface may produce defects, which can substantially reduce IC yield, the four-point probe method can only be used on monitor wafers (non-production blank wafers that have no IC devices on them). In contrast to that method, Therma-Probe’s ability to measure nondestructively on actual production IC wafers decreases manufacturing costs by reducing the need for test wafers. In addition, Therma-Probe systems may detect implant processing problems that only affect the product wafers and which cannot be revealed by utilizing test wafer monitoring alone.

Opti-Probe Product Family

Opti-Probe systems significantly improve upon existing thin-film metrology systems with the successful integration of up to five distinct film measurement technologies: Beam Profile Reflectometry (BPR®), Beam Profile Ellipsometry (BPE®), Rotating Compensator Spectroscopic Ellipsometry (RCSE®), Absolute Ellipsometry (AE®), and broadband spectroscopy. We have patented three of these core technologies (BPR, BPE and RCSE) and two technology combinations. By combining the measured data from these multiple technologies, Opti-Probe systems provide increased measurement capability leading to higher yields, less misprocessing, less rework, faster production ramp-up and increased productivity on both test and product wafers.

Thin-Film Metrology

The majority of the 100 to 500 process steps required to fabricate semiconductors on a silicon wafer involve the deposition and selective removal of a variety of insulating and conducting thin-films. Thin-film metrology systems measure the thickness and material properties of these thin-films and, because they are used to measure a large number of process steps, are one of the most important and pervasive metrology systems utilized at semiconductor fabrication facilities. The most widely used technologies to measure the thickness and properties of thin-films have historically been reflection spectrometry and ellipsometry. Reflection spectrometers obtain an optical spectrum as a function of the wavelength of light reflected from the surface of a wafer. This spectrum is then analyzed with appropriate physics-based algorithms to obtain film thickness and, in some cases, other properties of the film. In ellipsometry, the change of polarization state of the reflected light is measured. The polarization change is likewise analyzed with appropriate algorithms to obtain film thickness and other properties of the film.

Increasingly, traditional, single-technology film metrology systems have been unable to meet the process control metrology demands of the semiconductor industry. The continued demand for improved precision and repeatability require the ability to measure thicknesses that range from extremely thin films (below 20 angstroms) to films that are hundreds of thousands times thicker. Reflection spectrometers are most suitable for measuring thicker films, whereas ellipsometers are most suitable for measuring very thin films. Furthermore, the industry is now using film stacks composed of several layers of different films and the optical properties of many films are functions of the actual deposition conditions. Generally spectrometers or ellipsometers alone generate insufficient data to simultaneously determine the thicknesses and properties of these film stacks and new films with the precision that semiconductor manufacturers require. Reflection spectrometers and most ellipsometers have limited capabilities for the simultaneous measurement of both thickness and optical parameters when used as independent standalone measurement technologies.

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

Semiconductor manufacturers are often confronted with problems involving variations in profile and sidewall angle. Detailed knowledge of profile shape is of high importance. In shallow trench isolation (STI), or damascene integration schemes, etched trenches to be filled by downstream process steps may have problematic re-entrant angles, notching, t-topping or other feature artifacts. These feature artifacts can lead to yield-reducing conditions such as voiding and cracking of deposited films in later deposition fill process steps.

For the critical gate patterning process, tight control of the gate CD correlates with improved device performance and better bin sort yields (and average revenue per chip). Furthermore, shape anomalies such as undercut, microtrenching or notching, can have a detrimental effect on device speed and reliability. In these and other applications, precise shape profiling is crucial.

Our Opti-Probe RT/ CD is the first optical CD scatterometry system that combines high-information content RCSE, optical measurement with ultra-fast calculation (“real-time regression”) to analyze and display results without the use of off-line modeling and solution libraries. Complex CD profiles can be calculated in seconds with precision and repeatability and with structural information not available with standard CD-SEM technologies.

The Opti-Probe CD system leverages our established Opti-Probe thin-film metrology platform for optical data acquisition. The Opti-Probe’s patented RCSE provides rich spectral data, ensuring detail and accuracy in the results. This non-destructive CD measurement technology is beneficial for the current prevalent microelectronics technology node, and is extendible to the 65 nm technology node and even beyond for a wide range of process applications.

Employees

As of March 31, 2006, we employed 250 regular and temporary persons, including 58 in engineering, research and development, 45 in manufacturing, 90 in customer support, 24 in sales and marketing and 33 in executive and administrative functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Sales and Marketing

We maintain sales offices and regional sales representatives throughout the world. In the United States, we maintain a sales office in California. We also utilize manufacturers’ sales representatives to cover certain regions of the United States. In Asia, we maintain sales offices in Japan and Korea. Our Japan office works with a distributor to sell our products to customers in Japan, while the Korean offices sell to customers directly.

Effective April 19, 2005, Hermes-Epitek Corporation became our exclusive representative in certain countries to sell and service our Therma-Probe and Opti-Probe families of metrology products.

Pursuant to the terms of our agreement, Hermes-Epitek serves as the exclusive representative for our Therma-Probe and Opti-Probe metrology product lines for China, Malaysia, Singapore and Taiwan. We pay Hermes-Epitek a commission on the sale of these products when the products are installed within one of the enumerated territories and where the sales process or purchasing decision was directly influenced by Hermes-Epitek. Additionally, Hermes-Epitek provides our customers with technical support services for the products, including, among other things, installation services, qualification testing and warranty coverage. The term of this agreement is 24 months, with a provision for automatic renewal for additional 12 month terms.

TelTec Semiconductor Technic is our representative in Europe, service Italy, Spain, France, Portugal, Belgium, Holland, Switzerland, Germany, Austria, Poland, Russia, and Eastern Europe. During the current fiscal year, the Company expanded the relationship with TelTec Semiconductor Technic to include the United Kingdom.

Sales to AMD and Intel Corporation each accounted for more than 10% of net revenues in fiscal 2006. The following chart indicates the percentage of net revenues to customers representing 10% or more of net revenues for fiscal years 2006, 2005 and 2004, respectively.

	Percentage of Net
	Revenues
	Fiscal Years Ended
	March 31,
	2006	2005	2004

Customers Over Ten Percent of Net Revenues
Advanced Micro Devices (“AMD”)	23%	—%	—%
Taiwan Semiconductor Manufacturing Company	—%	15%	16%
Intel Corporation	12%	12%	14%
Samsung	—%	10%	—%
Tokyo Electron, Ltd.	—%	—%	12%
Raytex Corp.(1)	—%	—%	10%

Total	35%	37%	52%

(1)	Raytex Corp. was formally a subsidiary of Seki Technotron, our distributor for Japan.

International revenues in fiscal 2006, 2005 and 2004 accounted for approximately 69%, 71% and 72% of net revenues in each of these periods, respectively. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. The following table summarizes the percentage of our total net revenues by geography for the fiscal years ended March 31, 2006, 2005 and 2004, respectively:

	Fiscal Years Ended
	March 31,
	2006	2005	2004

Net Revenues by Country
United States	31%	29%	28%
Europe	26%	11%	14%
Taiwan	13%	21%	23%
Japan	13%	13%	22%
Korea	9%	14%	5%
China	4%	6%	5%
Singapore	2%	6%	3%
Malaysia	2%	—%	—%

Total	100%	100%	100%

Services and Support

In addition, we provide direct customer support to customers in countries where we do not have exclusive representatives providing these services. Customer support includes warranty support and post warranty maintenance and repair and application support. Customers contract for dedicated site-specific field service and applications engineers. In some locations, field service is provided by the same manufacturers’ sales representative that handles the sales function, but application support is provided by our employees in that territory or from our Fremont, California location. In the United States, we have field service and applications engineers located in Arizona, California, Colorado, Massachusetts, New Mexico, Oregon, Tennessee, South Carolina, Texas, Virginia and Washington. Hermes-Epitek Corporation is our exclusive representative in Taiwan, China, Singapore and Malaysia. We have also expanded the agreement with TelTec Semiconductor Technic to be our representative in Europe, including the United Kingdom, Italy, Spain, France, Portugal, Belgium, Holland, Switzerland, Germany, Austria, Poland, Russia and Eastern Europe. In all other international locations, we provide direct customer support to our customers. We provide our customers with comprehensive support before, during and after delivery of our products. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection, and provide customers with training at our facilities and also at the customer’s location. Our customer training programs include instructions in the maintenance of our systems and in system hardware and software tools for optimizing the performance of our systems. Our field support personnel work with the customers’ employees to install the equipment and demonstrate equipment readiness as well as new procedures and capabilities. In addition, we maintain a group of highly skilled applications scientists in order to respond to customers’ process needs worldwide when a higher level of technical expertise is required.

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

Research and Development and Engineering

The process control metrology market is characterized by continuous technological development and product innovations. We believe that continued and timely development of new products and enhancements to our existing products is necessary to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to engineering and research and development programs. As of March 31, 2006, our research, development and engineering staff comprised 58 people. Additionally, we seek to maintain close relationships with all our customers so as to continuously make improvements in our products that respond to customers’ needs. Our ongoing engineering and research and development efforts can be classified into three categories: new products; feature enhancements, such as features to improve precision, speed and automation; and customer-driven product enhancements, such as new measurement recipes or algorithms. We have research and development and engineering staff working both on developing new products, technologies, applications and features and also on responding to the particular needs of customers.

Engineering and research and development expense, including the effects of stock-based compensation, were $12.4 million, $17.3 million and $19.4 million, in fiscal 2006, 2005 and 2004, respectively, or 19%, 21% and 30% of net revenues for those periods, respectively. We expect that engineering and research and development expenditures will continue to represent a substantial percentage of our net revenues for the foreseeable future as we develop and enhance products, technologies and applications. The decrease in the percentage of research and development expense to net revenues for fiscal year 2006 compared to 2005 reflects lower overall spending as a result of the reductions in force that have been announced and implemented during fiscal 2006 in order to bring expenses in line with net revenues. The semiconductor industry is highly volatile, often causing revenues to fluctuate significantly year-to-year while R&D spending tends to be more consistent and reflect the costs of longer-term product development goals. In the near term, at least through fiscal year 2007, we currently expect engineering and research and development spending to remain relatively flat in absolute dollars, although spending may fluctuate as industry conditions change.

Our backlog consists of orders not yet shipped, deferred revenues for products that have been shipped and invoiced but have not yet been recognized as revenue in accordance with SAB 104, recurring fees payable under support contracts with our customers and orders for spare parts and billable services. Orders that are scheduled for shipment beyond twelve-months are not included in backlog until they fall within the twelve-month window. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Because of possible changes in product delivery schedules and cancellation of product orders and because our net revenue will sometimes reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. At March 31, 2006, our backlog was approximately $22.3 million, compared to approximately $31.8 million on March 31, 2005. Of this $9.5 million decrease in backlog, $8.7 million related to a decrease in deferred revenue.

Manufacturing

Our manufacturing strategy is to produce technologically advanced and high quality metrology systems. In order to lower production costs, we perform, in-house, only those manufacturing activities that add significant value or require unique technology or specialized knowledge. As a result, we rely on subcontractors and turnkey suppliers to build assemblies and perform other activities in a cost-effective manner.

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

We schedule production based upon both firm customer commitments and anticipated orders. We have structured our production process and facility to be driven by both orders and forecasts and have adopted a modular system architecture to increase assembly efficiency and test flexibility. Cycle times for our products vary significantly.

We conduct the assembly of our optical components and final testing of our systems in clean-room environments. This process is intended to reduce the amount of particulates and other contaminants in the final assembled system, and to permit the testing of our products against our own as well as our customers’ acceptance criteria prior to shipment. Following the final test, the completed system is packaged within triple vacuum-sealed bags to maintain a high level of cleanliness during shipment and installation.

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

Our Therma-Probe systems compete primarily with other metrology systems designed to characterize ion implantation, some of which measure in an alternative fashion, such as contact and destructive four-point probe measurement systems, surface photovoltage systems, and other electrical systems, and include products manufactured by QC Solutions, Inc., KLA-Tencor Corporation and others. Our Therma-Probe systems are non-contact, nondestructive ion implant metrology systems for product wafers.

Our Opti-Probe film thickness metrology systems primarily compete with systems manufactured by KLA-Tencor Corporation, Rudolph Technologies, Inc., Nanometrics, Inc. and Dai Nippon Screen, Mfg. Co., Ltd. Our Opti-Probe CD and RT/ CD systems participate in the newly developing market of optical CD metrology. We expect competition primarily from several of the same companies that compete with the Opti-Probe for film thickness metrology business. In addition, Accent Optical Technologies, an early participant in this market, was recently acquired by Nanometrics, Inc.

Patents and Proprietary Rights

The success of our business depends, at least in part, on our ability to obtain and maintain patents and proprietary rights, which protect our core technologies, products, and advanced applications.

We have a policy of seeking patents where appropriate on inventions concerning new technologies, products and improvements as part of our ongoing engineering and research and development activities. We have acquired a number of patents relating to our Therma-Probe, Opti-Probe, and Opti-Probe CD systems.

As of and for the fiscal year ended April 2, 2006, we had the following activity within our patent portfolio:

	United States	Foreign	Total
	Patents	Patents	Patents

Balance as of April 3, 2005	122	11	133
Patents acquired	19	—	19
Patents expired or sold	(26)	(2)	(28)

Balance as of April 2, 2006	115	9	124

As of April 2, 2006, 115 active U.S. patents had expiration dates ranging from 2009 to 2025 and we had filed applications for 50 additional U.S. patents. As of April 2, 2006, we also owned 9 foreign patents with expiration dates ranging from 2008 to 2019 and had not filed any additional applications for foreign patents.

As of April 2, 2006, we relied upon 19 issued US patents applicable to our CD technology (scatterometry). Of these, we own 17 patents, and we have filed applications for 10 additional US patents covering our CD technology.

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

As of April 2, 2006, we owned 21 registered trademarks in the U.S. and 2 in Japan and had filed 4 trademark applications in the U.S.

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

Factors Affecting Future Results

The following factors should be carefully considered in addition to the other information set forth in this annual report on Form 10-K for the fiscal year ended March 31, 2006 and other reports and filings made with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock. This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below as well as those discussed elsewhere in this annual report on Form 10-K.

WE HAVE INCURRED SIGNIFICANT OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE; OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH.

We reported operating losses of $17.5 million for the fiscal year ended March 31, 2006, and an operating loss of $6.5 million for our fiscal year ended March 31, 2005. We have an accumulated deficit of $317.0 million at March 31, 2006. We used $16.2 million of cash in operations during the fiscal year ended March 31, 2006. Due to our history of losses and operating cash consumption, and uncertain macro-economic conditions worldwide, and other industry and sector factors, we cannot predict how long we will incur further losses, or whether we will become profitable again or whether the Company’s business will not continue to decline or if its performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in its report, which is included elsewhere in this Form 10-K.

WE NEED TO HAVE SUFFICIENT CASH TO OPERATE IF OUR BUSINESS IS TO SUCCEED.

Our principal sources of funds have been and are anticipated to be cash on hand ($20.6 million unrestricted as of March 31, 2006), cash flows from operating activities (if any), borrowings under our bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our recent financing and includes a Material Adverse Change clause) and proceeds from sales of our capital stock and other sources. Through our ongoing efforts to decouple our breakeven point from the influence of general market conditions, we have and continue to examine all aspects of our business for areas of improvement and continue to focus on reducing our fixed cost base and improving our working capital position to better align our operations with market demand and current sales levels.

As part of our fiscal 2006 initiative to achieve our key strategic and financial objectives of driving towards long-term sustainable profitability, improving cash balances and cash flows and reducing our overall fixed cost structure, we restructured our Asian, North American, and European operations through workforce reductions and consolidation of excess facilities. As a result, we recorded restructuring expenses for fiscal 2006 of $4.6 million, as discussed below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this report on Form 10-K. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity securities or debt financing could result in substantial dilution to our current stockholders. Failure to raise additional funds may adversely affect our ability to achieve our intended business objectives. There can be no assurance that additional financing will be available, if required, or, if available, will be on terms satisfactory to us.

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

WE COMPLETED A PRIVATE PLACEMENT TRANSACTION IN NOVEMBER 2005, PURSUANT TO WHICH CERTAIN OF OUR STOCKHOLDERS HAVE PROTECTIVE RIGHTS THAT MAY LIMIT OUR ACCESS TO ADDITIONAL DEBT OR EQUITY CAPITAL AND OTHERWISE SIGNIFICANTLY IMPACT OUR LIQUIDITY, FINANCIAL POSITION AND EARNINGS.

We issued and sold shares of our Series B Preferred Stock, and issued warrants exercisable for shares of our common stock, in a private placement transaction on November 22, 2005. Consent of the majority of our Series B Preferred stock (for so long as any shares of the Series B Preferred stock remain outstanding), voting together as a single class, would be necessary in connection with the issuance of any debt securities that are convertible into common stock or the issuance of any preferred stock. Accordingly, our ability to raise capital through certain issuances of debt, or through a private placement of our preferred stock, will be dependent on the prior approval of the holders of our Series B Preferred Stock. This could limit or delay our ability to raise capital in a timely manner. In addition, as further described in the Note 10 of the Notes to Consolidated Financial Statements titled “Mandatorily Redeemable Convertible Preferred Stock” the Series B Preferred stockholders have certain rights upon change in control, liquidation, dilution and other factors that could require us to redeem such stock at a date prior to the scheduled redemption in November 2010. The impact on our liquidity, financial position and earnings from such redemption could be significant.

WE MAY INCUR INDEBTEDNESS IN THE FUTURE UNDER OUR BANK CREDIT FACILITIES OR OTHERWISE, WHICH COULD REQUIRE THE USE OF A PORTION OF OUR CASH FLOWS AND MAY LIMIT OUR ACCESS TO ADDITIONAL CAPITAL.

As of March 31, 2006, we had $5.0 million in outstanding borrowings under our credit facility with Silicon Valley Bank. We may incur further indebtedness to finance acquisitions, capital expenditures and working capital, or for other purposes. We are limited, however, to no more than $5.0 million of indebtedness pursuant to the terms of our recent private placement transaction, unless we obtain the consent of the Series B Redeemable Convertible Preferred stockholders.

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

The semiconductor industry is cyclical and has historically experienced periodic downturns, which have often resulted in a decrease in the semiconductor industry’s demand for capital equipment, including process control metrology systems. Our business depends upon the capital expenditures of semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products utilizing semiconductors. We are currently experiencing a period of increased demand for process control metrology systems, but cannot be sure how long this periodic increase will continue. We also cannot be sure that this is indicative of a recovery in the semiconductor industry that will result in increased demand for our capital equipment in future periods.

IF WE FAIL TO REMEDIATE THE MATERIAL WEAKNESS AND CONTROL DEFICIENCY IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WE MAY BE UNABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS AND OUR STOCK PRICE.

Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. If we cannot provide reliable financial information or prevent fraud, our business and operating results, as well as our stock price, could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our management’s evaluation of our internal control over financial reporting as of April 2, 2006, management identified a control deficiency related to the review and approval of the recording of journal entries pertaining to certain inventory balances and warranty accruals that constituted a material weakness. In management’s judgment, this control deficiency resulted in more than a remote likelihood that a misstatement of the Company’s financial statement accounts would not be prevented or detected for interim or annual periods. Because of this material weakness, management has concluded that the Company did not maintain effective control over financial reporting as of April 2, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. The material weakness in our internal control over financial reporting that we identified as of April 2, 2006, as well as our remediation efforts to date, are more fully discussed under Item 9A “Controls and Procedures” of this Form 10-K.

While we have taken steps to remediate the identified material weakness, there is no guarantee that these remediation steps will be sufficient to remediate the identified material weakness and control deficiency or to prevent additional material weaknesses or control deficiencies. A failure to implement and maintain effective internal control over financial reporting, including a failure to remediate the material weakness identified above, could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

OUR BANK CREDIT FACILITY IS SUBJECT TO A BORROWING BASE CALCULATION AND CONTAINS A MATERIAL ADVERSE CHANGE CLAUSE.

We have access to $15.0 million in credit facilities (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our November 22, 2005 financing). However, the amount available under our credit facilities is determined using a borrowing base formula, which considers amounts in our trade accounts receivable and inventory, excluding certain aged and past due accounts receivable and inventory at locations outside of the United States, and there can be no assurance that any amount will be available for borrowing under this facility. This facility also includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in our business, operations, or financial or other condition, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral. If the bank invokes the Material Adverse Change clause, we could lose access to the credit facility, which is an important factor for our liquidity and for us to maintain adequate capital resources to fund our operations. As a result of the Material Adverse Change clause, all of our outstanding debt with Silicon Valley Bank is currently classified as current.

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

Two customers accounted for 23% and 12% of our net revenues for the fiscal year ended March 31, 2006 and three customers accounted for 15%, 12% and 10% of our net revenues for the fiscal year ended a March 31, 2005. During the fiscal year ended March 31, 2004, four customers represented 16%, 14%, 12% and 10% of our net revenues. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise may choose to discontinue purchasing our products. Reductions, delays and cancellations of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. If, for any reason, any of our key customers were to purchase significantly less of our products in the future, such decreased level of purchases could have a material adverse effect on our business, financial condition and results of operations.

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

After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need at least three to six months to test, evaluate and adopt our product and at least an additional three to nine months to begin volume production that incorporates our product. Due to this lengthy design cycle, we may experience significant delays from the time we incur operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its products or that such efforts by our customer will be successful. The delays inherent in our lengthy design cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. Additionally, if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products anticipated sales could be materially adversely effected.

While our design cycles can be long and depend on market demand and our product roadmap, some of our product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and, from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

IF ANY OF OUR SYSTEMS FAIL TO MEET OR EXCEED OUR INTERNAL QUALITY SPECIFICATIONS, WE CANNOT SHIP THEM UNTIL SUCH TIME AS THEY HAVE MET SUCH SPECIFICATIONS. IF WE EXPERIENCE SIGNIFICANT DELAYS OR ARE UNABLE TO SHIP OUR PRODUCTS TO OUR CUSTOMERS AS A RESULT OF OUR INTERNAL PROCESSES, OR FOR ANY OTHER REASON, OUR BUSINESS AND REPUTATION MAY SUFFER.

Our products are complex and require technical expertise to design and manufacture properly. Various problems occasionally arise during the manufacturing process that may cause delays and/or impair product quality. We must actively monitor our manufacturing processes to ensure that our products meet our internal quality specifications. Any significant delays stemming from the failure of our products to meet or exceed our internal quality specifications, or for any other reasons, would delay our shipments. Shipment delays could harm our business and reputation in the industry.

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

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our principal product families, and we rely, in part, on patent, trade secret and trademark law to protect that technology. We have obtained a number of patents relating to each of our products and have filed applications for additional patents. There can be no assurance that any of our pending patent applications will be allowed, that we will develop additional proprietary technology that is patentable, that any patents owned by us will provide us with competitive advantages that we will be able to successfully enforce our patents internationally, or that these patents will not be challenged by third parties. Furthermore, there can be no assurance that third parties will not design around our patents. Any of the foregoing results could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

WE OPERATE IN THE HIGHLY COMPETITIVE SEMICONDUCTOR CAPITAL EQUIPMENT INDUSTRY AND COMPETE AGAINST SIGNIFICANTLY LARGER COMPANIES.

We operate in the highly competitive semiconductor capital equipment industry and face competition from a number of competitors, some of which have significantly greater financial, engineering, manufacturing and marketing resources and broader product offerings than Therma-Wave. We cannot assure you that our products will be able to compete successfully with the products of our competitors. Many of our competitors, who have significantly greater resources than us, are investing heavily in the development of new products aimed at applications we currently serve. Our competitors in each product area can be expected to continue to improve the design and performance of their products and to introduce new products with competitive prices and performance characteristics. In addition, we believe that our competitors sometimes provide demonstration systems to semiconductor manufacturers at no cost. We are required to employ similar promotions in order to remain competitive and this practice may become more pervasive in the industry.

COMPETITIVE CONDITIONS IN OUR INDUSTRY MAY REQUIRE US TO REDUCE OUR PRICES.

Due to competitive conditions in our industry, we have at times selectively reduced prices on our products in order to maintain or grow our market share. There can be no assurance that competitive pressures will not necessitate further price reductions. Maintaining technological advantages to mitigate the adverse effect of pricing pressures will require a continued high level of investment by us in research and development and sales and marketing. There can be no assurance that we will have sufficient resources to continue to make such investments or that we will be able to make the technological advances necessary to maintain such competitive advantages. To the extent our products do not provide technological advantages over products offered by our competitors, we are likely to experience increased price competition or loss of market share with respect to such products.

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

Some of the components and subassemblies included in our systems are obtained from a single source or a limited group of suppliers. From time to time, we have experienced temporary difficulties in receiving orders from some of these suppliers. Although we seek to reduce dependence on these sole and limited source suppliers, the partial or complete loss of these sources could have an adverse effect on our results of operations, our ability to ship product on time and damage customer relationships. Further, a significant increase in the price of one or more of these components or subassemblies could materially adversely affect our results of operations.

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

A significant portion of our sales have historically been made through manufacturers’ sales representatives, and we expect this percentage to increase since establishing Hermes-Epitek Corporation as our exclusive representative in Taiwan, China, Singapore and Malaysia. We also signed an exclusive representative agreement with TelTec Semiconductor Technic to be our representative in Europe, including the United Kingdom, Italy, Spain, France, Portugal, Belgium, Holland, Switzerland, Germany, Austria, Poland, Russia and Eastern Europe. The activities of these representatives are not completely within our control, and they may sell products manufactured by other manufacturers. In addition, in some locations our manufacturing sales representatives also provide field service and support to our customers. A reduction in the sales efforts or financial viability of such manufacturers’ sales representatives, or a termination of our relationship with such representatives, could have a material adverse effect on our sales, financial results and ability to support our customers. Although we believe that we maintain good relations with our sales representatives, there can be no assurance that such good relationships will continue.

OUR NET SALES AND RESULTS OF OPERATIONS CAN BE ADVERSELY AFFECTED BY THE INSTABILITY OF ASIAN ECONOMIES, FROM WHICH WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES.

Our sales to customers in Asian markets represented approximately 43%, 60% and 58% for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Companies in the Asia Pacific region, including Japan and Taiwan, each of which accounts for a significant portion of our business in that region, continue to experience uncertainties in their currency, banking and equity markets. These instabilities may adversely affect our sales to semiconductor device and capital equipment manufacturers located in these regions in the coming quarters and fiscal years.

WE RECENTLY BEGAN CHANGING THE WAY WE MARKET AND SELL OUR PRODUCTS IN CERTAIN COUNTRIES IN ASIA, ONE OF OUR LARGEST MARKETS. AS A RESULT, WE CANNOT BE ASSURED THAT OUR SALES IN THAT REGION WILL BE IN LINE WITH HISTORICAL TRENDS.

Our new relationship with Hermes-Epitek changes the way we sell our products in Taiwan, China, Singapore and Malaysia. Previously, we had sales facilities and staff in Taiwan, China and Singapore who covered these countries for us. We have now closed our facilities in Taiwan and Singapore and initiated the closing of our facilities in China. We intend to use Hermes-Epitek exclusively to market and service our products there. We expect that our relationship with Hermes-Epitek will improve our sales and service while simultaneously adding flexibility to our cost structure and decreasing difficulties in managing staffing and other elements of foreign subsidiary and branch operations, but there is no guarantee that this will occur. Since sales to customers in these countries represent such a large percentage of net revenues for the last three years, any reduction in our sales in these countries as a result of the new arrangement with Hermes-Epitek could have a significant impact on our financial condition, results of operations or cash flows.

WE ARE SUBJECT TO OPERATIONAL, FINANCIAL, POLITICAL AND FOREIGN EXCHANGE RISKS DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL SALES.

Our export sales to customers outside of the United States accounted for approximately 69%, 71% and 72% of the total revenues for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. We anticipate that export sales will continue to account for a significant portion of our revenues in the foreseeable future. Due to the significant level of our export sales, we are subject to material risks, which include:

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

For example, in December 2004, the FASB issued SFAS 123(R) (revised 2004), “Share Based Payment.” SFAS 123(R) is a revision of FASB 123 and supersedes APB No. 25. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair market value of the entity’s equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award over the period during which an employee is required to provide service for the award. The grant-date fair market value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair market value and that the fair market value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of SFAS 123(R) for us is for the first annual period beginning after June 15, 2005, i.e. the Company’s fiscal year ending March 31, 2007. The change in accounting treatment resulting from SFAS 123(R) will materially adversely affect our reported results of operations as following its implementation, our stock-based compensation expense will be charged directly against our reported earnings.

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

Provisions of our Certificate of Incorporation and by-laws may inhibit changes in control of Therma-Wave not approved by our board of directors and could limit the circumstances in which a premium would be paid for our common stock in any proposed transaction, or a proxy contest for control of the board of directors might be initiated. These provisions provide for:

•	a classified board of directors;

•	a prohibition on stockholder action through written consents;

•	a requirement that special meetings of stockholders be called only by our chief executive officer or the board of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	limitations on the ability of stockholders to amend, alter or repeal our bylaws; and

•	the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board may determine, which could have a dilutive effect on our stockholders;

In addition, the terms of our Series B Preferred Stock contain provisions that might inhibit a change in control.

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

IF WE ISSUE ADDITIONAL SHARES OF STOCK IN THE FUTURE, IT MAY HAVE A DILUTIVE EFFECT ON OUR STOCKHOLDERS.

We have a significant number of authorized and unissued shares of both our common and preferred stock available. These shares will provide us with the flexibility to issue our common or preferred stock for certain corporate purposes, which may include making acquisitions through the use of stock, adopting additional equity incentive plans and raising capital through the issuance of equity. In addition, if the outstanding shares of common stock increase (by stock split, stock dividend, or otherwise) or decrease (by reclassification or otherwise), the conversion price of the Series B Preferred in effect immediately prior to the change can be proportionately adjusted. These changes in the conversion price and any issuance of our common or preferred stock may result in immediate and significant dilution to our stockholders.

WE HAVE RECEIVED A NUMBER OF INQUIRIES FROM ONE OF OUR STOCKHOLDERS, WHICH MAY BE A PRECURSOR TO LITIGATION

Beginning in May of 2005, we have received a number of written inquiries from one of our stockholders. In the event that such stockholder brings legal action against us and the members of our board of directors, the costs related to the defense of such action would be difficult to predict, but could be substantial and would likely have an adverse effect on our financial condition and results of operations. Whether or not litigation arises from such correspondence, our management team and our board of directors may be required to spend significant time and expense responding to these requests, which could have an adverse effect on our financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our executive and manufacturing, engineering, marketing, research and development operations are located in a 102,000 square foot building at 1250 Reliance Way in Fremont, California. The facility has approximately 800 square feet of Class 10 clean rooms for customer demonstrations and approximately 20,000 square feet of Class 1000 clean rooms for manufacturing. This facility is occupied under a lease expiring in 2011 at an aggregate annual rental expense of approximately $1.0 million in fiscal 2007, increasing to $1.1 million in fiscal 2009. We own substantially all of the equipment used in our facilities. We also lease a building of approximately 28,000 square feet on Kato Road in Fremont, California, and one building of approximately 13,000 square feet in Santa Clara, California. We also lease sales and customer support offices in Japan and Korea. During March 2003, we moved all our employees out of the Kato Road and Santa Clara facilities and into our Reliance Way facility. In fiscal 2006, we discontinued all use of the Kato Road facility as part of our restructuring activities. The Kato facility lease ends in May 2008. We believe that our existing facilities will be adequate to meet our requirements for at least the next two years and that suitable additional or substitute space will be available if needed.

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

No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ National Market. As of May 31, 2006, there were 211 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on The NASDAQ National Market.

	High	Low

Common Stock Price Ranges:
Fiscal Year 2005
First Fiscal Quarter	$4.78	$3.05
Second Fiscal Quarter	$4.93	$3.06
Third Fiscal Quarter	$3.75	$2.99
Fourth Fiscal Quarter	$3.48	$1.67
Fiscal Year 2006
First Fiscal Quarter	$2.38	$1.39
Second Fiscal Quarter	$2.62	$1.69
Third Fiscal Quarter	$1.80	$1.28
Fourth Fiscal Quarter	$2.15	$1.38

To date, we have not declared or paid cash dividends to our common stockholders. We have no plans to declare or pay cash dividends in the near future. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our results of operations, financial conditions and capital requirements. In addition, the terms for our SVB Loan Agreement and our Series B Convertible Preferred Stock restrict our ability to pay dividends.

Item 6.	Selected Financial Data

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto included elsewhere in this annual report on Form 10-K.

	Fiscal Years Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Net revenues	$66,286	$81,261	$65,309	$49,220	$81,937
Cost of revenues	42,848	44,620	38,500	55,061	65,414

Gross profit (loss)	23,438	36,641	26,809	(5,841)	16,523

Operating expenses:
Research and development	12,663	17,559	18,710	29,230	29,122
Selling, general and administrative	23,899	25,450	22,958	26,071	21,713
In-process research and development	—	—	—	—	16,340
Impairment of goodwill and other intangible assets(1)	—	—	—	67,408	—
Restructuring, severance and other	4,626	347	1,938	4,293	1,470
Stock-based compensation expense (benefit)	(297)	(179)	1,150	1,684	536

Total operating expenses	40,891	43,177	44,756	128,686	69,181

Operating loss	(17,453)	(6,536)	(17,947)	(134,527)	(52,658)
Other income (expense), net(2)	8,560	177	(146)	923	2,342

Loss before provision (benefit) of income taxes	(8,893)	(6,359)	(18,093)	(133,604)	(50,316)
Provision (benefit) for income taxes	(144)	462	—	—	(1,120)

Net loss	(8,749)	(6,821)	(18,093)	(133,604)	(49,196)
Accretion of Series B convertible preferred stock to redemption value including dividends accrued(3)	(449)	—	—	—	—

Net loss available to common stockholders	$(9,198)	$(6,821)	$(18,093)	$(133,604)	$(49,196)

Basic and diluted net loss per share	$(0.25)	$(0.19)	$(0.56)	$(4.69)	$(1.98)

Weighted average common shares outstanding:
Basic and diluted	36,734	35,912	32,387	28,500	24,894
Other Financial Data:
Cash used in operating activities	$(16,237)	$(9,694)	$(2,884)	$(42,550)	$(17,289)
Cash provided by (used in) investing activities	8,424	(1,605)	(677)	10,165	4,039
Cash provided by (used in) financing activities and effect of exchange rate on cash	15,017	819	13,765	(404)	4,009
Capital expenditures, included in cash provided by (used in) investing activities	279	1,106	254	1,464	4,364

	March 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash and cash equivalents	$20,623	$13,419	$23,899	$13,695	$59,059
Working capital	24,646	22,832	28,785	24,452	82,036
Total assets	59,378	67,573	64,282	66,760	200,623
Long-term debt	—	—	—	—	16
Series B redeemable convertible preferred stock(3)	6,940	—	—	—	—
Stockholders’ equity	18,048	25,963	32,264	36,338	167,499

(1)	During fiscal year ended March 31, 2003, we conducted impairment reviews of goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). As a result of the reviews, we wrote off $65.9 million for goodwill, $0.6 million for developed technology, $0.2 million for a development contract and $0.8 million for trade name intangible assets.

(2)	During fiscal year ended March 31, 2006 we sold the CCD-i product line (including the transfer of certain tangible assets, intellectual property and personnel related to the applications, support and manufacturing of the CCD-i product line) to TEL for a cash payment by TEL of $8.95 million, plus cancellation by TEL of $1.0 million in outstanding pre-paid purchase orders, and the assumption by TEL of certain liabilities relating to the purchased assets. A net gain of $8.7 million was recognized on the sale of the CCD-i product line.

(3)	On November 22, 2005, we finalized definitive agreements with two of our largest institutional shareholders for a private placement sale of $10.4 million of redeemable convertible preferred stock and warrants to purchase common stock. We recorded accretion of the Series B Preferred discount to its redemption value at the first fixed redemption date of November 22, 2010, using the effective interest method, along with accrued dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 “Financial Statements and Supplemental Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. (See “Special Note Regarding Forward-Looking Statements.”)

Overview

During fiscal year 2006, we incurred a net loss from operations of $17.5 million and used $16.2 million in cash from operations. However, at the beginning of fiscal 2006, we identified several important initiatives aimed at helping achieve our key strategic and financial objectives of driving us towards long-term sustainable profitability, improving cash balances and cash flows, continuing to improve competitive positioning in the market for leading edge metrology solutions, reducing our overall fixed cost structure and minimizing dependency on market conditions to achieve breakeven results, and, ultimately, increasing stockholder value.

While the Company continues incurring losses, we believe the actions implemented during fiscal 2006 reflect significant progress on the path to achieving these key objectives and have produced positive results. Specifically, operating expenses were reduced during fiscal 2006 by $2.3 million, or 5.3%, from $43.2 million in fiscal 2005 to $40.9 million in fiscal 2006. Research and development and selling, general and administrative costs, were reduced $6.5 million, or 15.0%, from $43.0 million in fiscal 2005 to $36.5 million in fiscal 2006. These actions resulted in restructuring charges of $4.6 million for North America, Europe and Asia, which included $2.2 million related to severance and workforce reductions and $2.4 million related to provisions for the consolidation of excess facilities.

On July 1, 2005, we completed an Asset Purchase Agreement with TEL providing for the sale of our Compact Critical Dimension-integrated (CCD-i) product line (including the Integra® integrated metrology product), for a cash payment by TEL of $8.95 million, plus cancellation by TEL of $1.0 million in outstanding pre-paid purchase orders, and the assumption by TEL of certain liabilities relating to the purchased assets. Net revenues from the CCD-I product line for the fiscal years ended March 31, 2006, 2005 and 2004 were $1.2 million, $3.4 million and $2.2 million, respectively.

On September 30, 2005, we borrowed $5.0 million under the new SVB Loan Agreement. While we will pay interest monthly on the outstanding term loan and will repay the outstanding principal of the term loan in accordance with the provisions of the First Modification (as further discussed in Note 4 of Notes to the Consolidated Financial Statements, titled “Financing Arrangements”), the First Modification contains provisions, including a Material Adverse Change clause that permit the lender to accelerate the maturity of the debt based upon factors that are subjective in nature. Accordingly, the outstanding balance at March 31, 2006 has been classified as a current liability.

On November 22, 2005, we finalized definitive agreements with two of our largest institutional shareholders for a private placement of $10.4 million of redeemable convertible preferred stock and warrants to purchase common stock. Under the terms of the agreement, we issued an aggregate of 10,400 shares of Series B Preferred stock at a purchase price of $1,000 per share, and warrants to purchase 1.56 million shares of common stock. The warrants will expire in 2010 and are exercisable at a per share price of $1.55. Unless redeemed earlier, the Series B Preferred Stock is redeemable on November 22, 2010 for an aggregate amount of $10.4 million plus any accrued but unpaid dividends.

Total orders for fiscal 2006 were $56.8 million compared to orders of $85.8 million in fiscal 2005. This decrease in orders of 34%, offset by certain deferred revenues recognized in fiscal 2006 on shipped systems that were billed in the second half of fiscal 2005, contributed to an 18% decrease in net sales for fiscal 2006. Geographically, in fiscal 2006, our domestic orders as a percentage of total orders were significantly higher.

The following table lists the percentage of system orders by region for the years ended March 31, 2006, 2005 and 2004.

	Percentage of System
	Orders
	Fiscal Years Ended
	March 31,
	2006	2005	2004

Markets
United States	38%	17%	13%
Asia, excluding Japan	37%	39%	56%
Europe	13%	25%	12%
Japan (inclusive of the IM orders)	12%	19%	19%

Total orders	100%	100%	100%

Summary

In an effort to achieve long-term sustainable profitability, improve cash reserves and cash flows and reduce our overall fixed cost structure, we achieved the following in fiscal 2006:

•	Increased cash and equivalents by $7.2 million;

•	Increased working capital by $1.8 million;

•	Restructured the Asian, European and North American operations;

•	Decreased research and development costs by $4.9 million

•	Decreased selling, general and administrative costs by $1.6 million

Net Revenues

For fiscal year 2006, net revenues were $66.3 million, a $15.0 million decrease from fiscal 2005 net revenues of $81.3 million. The decrease in total net revenues was primarily attributable to lower unit volume sales due to decreased demand for our products, as well as reduced average selling prices per system resulting primarily from an industry downturn that began in the third quarter of fiscal 2005.

Gross Margins

Gross margin percentage decreased for fiscal year 2006 to 35% compared to 45% in fiscal 2005. The year over year decrease of 10 gross profit percentage points is primarily due to reduced product revenue which typically has a higher gross margin than service and parts revenue, lower absorption of manufacturing costs resulting from reduced sales volume and costs related to the transition of warranty support to a representative in Asia. In addition, in fiscal year 2006, we recorded provisions for inventory of $3.9 million, offset by benefits from the sale of inventory previously written down of $3.6 million and our fiscal 2006 margins were also unfavorably impacted by lower than optimum production levels. During fiscal 2007, we expect to focus efforts on increasing margins as we seek to increase sales of our advanced systems and concentrate on marketing our higher margin products through the sale of upgrades as well as selective pricing increases.

The costs associated with our customer service and support organizations are allocated between cost of revenue and selling, general and administrative expense based on the 33 percent and 29 percent of average time spent by field personnel on marketing activities during fiscal 2006 and 2005, respectively. For fiscal years 2006 and 2005, $11.8 million and $14.4 million, respectively of such costs were charged to cost of revenue, and $5.8 million, and $5.9 million, respectively, were charged to selling, general and administrative expense.

Operating Expenses

During fiscal 2006, we continued to direct substantial efforts toward managing our operating expenses to be in line with business conditions. As a result of restructuring our Asian, European and North American operations, we recorded $4.6 million in charges related to restructuring, severance and other costs.

Fiscal 2006 operating expenses were $40.9 million, down $2.3 million from $43.2 million in fiscal 2005. Total fiscal 2006 operating expenses included $12.7 million in research and development, $23.9 in selling, general and administrative, $4.6 in restructuring charges, and a $0.3 million benefit related to stock-based compensation. Research and development and selling, general and administrative costs decreased by $6.5 million from fiscal 2005 to fiscal 2006, primarily due to lower salaries and benefits due to fewer employees resulting from the reductions in force. Excluding stock-based compensation expenses as a result of our adopting SFAS 123(R), in fiscal 2007, we expect to manage operating expenses in line with revenues, and anticipate a modest decrease in absolute dollars as a result of our fiscal 2006 restructuring activities.

Balance Sheet

Cash and cash equivalents totaled $20.6 million at March 31, 2006, an increase from $13.4 million reported as of March 31, 2005. The increase in cash and equivalents from fiscal 2005 to 2006 primarily related to $8.9 million received from the sale of our Compact Critical Dimension-integrated product line, borrowings from our term loan facility of $5.0 million and net proceeds from the issuance of Series B preferred stock of $9.8 million, offset by net cash used in operations. Cash was used in fiscal 2006 primarily to fund operating activities of $16.2 million. Net inventory decreased by $8.5 million due to our efforts to reduce cash investment in inventory and the sale of $0.8 million of inventory to Tel. Net accounts receivable decreased $3.0 million as a result of lower sales volume and improved collections. Our receivables days sales outstanding (DSO) for the fiscal years ended March 31, 2006 and 2005 remained relatively flat at 74 and 75 days, respectively.

Working capital increased from $22.8 million in 2005 to $24.6 million in 2006, primarily as a result of the increase in cash and cash equivalents as a result of the product line sale and the issuance of Series B preferred stock, offset by decreases in accounts receivable and inventories. Total liabilities decreased by $7.2 million. This decrease was primarily made up of a decrease in deferred revenues of $8.7 million and accounts payable of $4.2 million, offset by borrowings under the term loan facility of $5.0 million. The decrease in deferred revenue was due primarily to the recognition of revenue in fiscal 2006 for shipments to a customer during the second half of fiscal 2005 that were recorded as deferred revenue, as well as to lower shipment levels in fiscal 2006.

As of March 31, 2006, we had an accumulated deficit of $317.0 million and we reported operating losses of $17.5 million and cash used in operations of $16.2 million for fiscal 2006. Our principal sources of funds have been and are anticipated to be cash on hand ($20.6 million unrestricted at March 31, 2006), cash flows from operating activities (if any), borrowings under our bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our recent financing and includes a Material Adverse Change clause) and proceeds from sales of our capital stock.

We believe it is very important for us to focus on increasing our unit volume of sales as well as instituting selective price increases, in order to capitalize on the higher margins associated with net product revenues. Additionally, we will focus on working capital management, inventory control and reducing cash burn. In order to achieve these goals, we must continue to maintain current sales levels of our advanced products. Leading edge products accounted for approximately 92% of new orders received for systems in fiscal year 2006, up from approximately 77% in fiscal 2005.

Outlook

While we believe we made progress on many fronts in fiscal 2006, the semiconductor capital equipment industry remains a competitive, cyclical and dynamic environment, and as such forward looking visibility remains limited. Currently, the industry appears to have stabilized and to be exhibiting signs of recovery. To help strengthen our position in this challenging environment, we are proactively taking steps to enhance our competitive and financial positioning.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies has a significant impact on the results we report in our consolidated financial statements. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affects our cost of sales and gross margin; the valuation of purchased intangibles, which affects our amortization and impairments of our intangibles; the valuation of deferred income taxes and income taxes payable, which affects our income tax expense and benefit; and the valuation of our warrants and embedded derivatives which impact liabilities and other income (expense). We also have other key accounting policies, such as our policies for revenue recognition and allowance for doubtful accounts receivable and sales allowances. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Product Revenues.  Equipment sales are accounted for as multiple-element arrangement sales that require the deferral of a significant portion of revenues in the amount of the greater of fair market value of installation or the percentage of payment subject to final acceptance. Product revenues are allocated to each component of the multiple-element arrangement. Revenues on each element are recognized when the contractual obligations have been performed, title and risk of loss have passed to the customer, collectability of the sales price has been reasonably assured and customer final acceptance has been obtained, if applicable. Estimated contractual warranty obligations are recorded when related product sales are recognized. Revenue related to extended warranty is recognized over the period earned.

Product revenues on newly introduced products are deferred at shipment and recognized upon customer final acceptance. Our standard terms and conditions of sale do not contain a right of return, except for spare parts. Returns of unused purchased spare parts for credit are allowed only within 30 days of shipment and are subject to a 20% restocking fee. In the past, we have, in unusual circumstances, agreed to accept specific rights to return until completion of the customer final acceptance process. We may accept such rights again in future orders. In such cases, the nature of the specific right of return is evaluated under SAB 104 Topic 13 A3 (b) “Customer Acceptance”, and if appropriate, revenues are deferred until such right of return expires in accordance with FAS 48.

We evaluate our product sales to determine the appropriate timing for revenue recognition for each of the multiple elements involved in each sale. This sometimes results in deferrals of revenues to periods subsequent to the period in which the tool is shipped.

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

Inventory Valuation

We value our inventory at the lower of standard cost, approximating average cost, (first-in, first-out method) or market. Due to changing market conditions, estimated future requirements, age of the inventories on hand and our production of new products, we regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventory to its estimated net realizable value. A significant increase in the demand for our product could result in a short-term increase of inventory purchases while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development, and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results. When we record provision for excess and obsolete inventory, we create a new cost basis for the inventory. Recoveries of inventories written down are only recognized when such inventory is sold. Inventory provisions in fiscal years 2006, 2005 and 2004 were $3.9 million, $5.1 million and $5.2 million, respectively. Fiscal 2006, 2005 and 2004 gross margins included benefits from the sale of inventory previously written down of $3.6 million, $7.2 million and $10.6 million, respectively.

Allowances for Doubtful Accounts Receivable and Sales Allowances

We utilize estimates in determining our allowance for doubtful accounts receivable and reserve for potential sales allowances. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, any specific customer collection issues that we have identified, and the aging of the accounts receivable. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on both the collectability of our accounts receivable and our future operating results.

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

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows affect our evaluations.

Valuation of Warrants and Embedded Derivatives

Warrants

In connection with the November issuance of Series B Preferred, we issued warrants to purchase 1,560,000 shares of Common Stock for $1.55 per share, which may be adjusted further based on the provisions described in the warrant agreement. The warrants expire in 2010 and have been valued using the Black-Scholes pricing model. We have classified the warrants as a liability due to terms of the warrant agreement, which contain a contingent share redemption provision in the event of a change of control. We are required to mark these warrants to fair value in subsequent periods, with changes in the fair value recognized in current earnings under “other income (expense)” in the consolidated statement of operations. During fiscal 2006, we charged $0.2 million to other expense related to changes in fair value of these warrants, primarily due to the increase in our stock price from January 1, 2006 to April 2, 2006. In future periods, changes in our stock price and interest rates could have a material adverse impact on our net income (loss).

Embedded Derivatives

In connection with the November issuance of Series B Preferred, we were required to bifurcate $0.5 million of embedded derivatives from the carrying value of the Series B Preferred mezzanine-classified securities and classify this amount as a liability, due to cash redemption features are contingent upon a change in control, and upon a subsequent dilutive round of equity financing. We determined the valuation of the embedded derivatives with assistance from an independent valuation firm. We are required to mark these embedded derivatives to fair value in subsequent periods, with changes in the fair value recognized in current earnings under “other income (expense)” in the consolidated statement of operations. During fiscal 2006, we recorded a benefit of $0.1 million in other income related to changes in fair value of these embedded derivatives. In future periods, any changes in fair value or events that trigger the cash redemption features, could have a material adverse impact on our liquidity and net income (loss).

Income Taxes

We account for income taxes using the asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. We provide a valuation allowance to the extent we cannot conclude, based on available objective evidence, that it is more likely than not we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. As of March 31, 2006 and 2005, we concluded that it is more likely than not that our net deferred tax assets would not be realized through generation of future taxable income. Accordingly, we provided a full valuation allowances for all periods presented.

Warranty

We provide warranty coverage for a predetermined amount of time, normally one year from system final acceptance, on systems and parts for material and labor to repair and maintain the equipment. For sales made by our exclusive representatives (currently Hermes-Epitek and TelTec Semiconductor Technic), we have negotiated predetermined percentages that we pay to these representatives to provide support and warranty to these customers. We record the estimated cost of product and parts warranty upon shipment of the tools, based on the average historical warranty expense for a specific tool. Should actual costs or material usage differ from our estimates, revisions to the estimated warranty liability may be required. Amounts accrued and paid, related to support and warranty for these exclusive representatives (Hermes-Epitek and TelTec Semiconductor Technic) are included in cost of revenues and commissions payable in the consolidated financial statements.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net revenues for the periods indicated.

	Fiscal Year
	2006	2005	2004

Results of Operations
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	64.6	54.9	59.0

Gross profit	35.4	45.1	41.0

Operating expenses:
Research and development	19.1	21.6	28.5
Selling, general and administrative	36.1	31.3	35.2
Restructuring, severance and other	6.9	0.4	3.0
Stock-based compensation expense (benefit)	(0.4)	(0.2)	1.8

Total operating expenses	61.7	53.1	68.5

Operating loss:	(26.3)	(8.0)	(27.5)
Other income (expense), net:
Gain on sale of product line	13.2	—	—
Exchange rate gains	0.2	—	—
Interest expense	(0.9)	—	(0.1)
Interest income	0.6	0.2	0.2
Other income (expense), net	(0.2)	—	(0.3)

Total other income (expense), net	12.9	0.2	(0.2)

Loss before provision for income taxes	(13.4)	(7.8)	(27.7)
Provision (benefit) for income taxes	(0.2)	0.6	—

Net loss	(13.2)%	(8.4)%	(27.7)%
Accretion of Series B preferred stock to redemption value including dividends accrued	(0.7)	—	—

Net loss available to common stockholders	(13.9)%	(8.4)%	(27.7)%

Cost of revenues and operating expenses increased as a percentage of net revenues due primarily to the 18% decrease in net revenues in fiscal 2006 compared to fiscal 2005. Restructuring for fiscal 2006 resulted in a charge equal to 7% of net revenues. Other income (expense), net for fiscal 2006, as a percentage of net revenues, increased 13% primarily as a result of the gain on sale of our CCD-i product line to TEL for a cash payment by TEL of $8.95 million and transaction exchange rate gains of $0.2 million, offset by increased interest expense related to the $5 million term loan and $0.1 million for changes in fair value of warrants and embedded derivatives.

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended March 31, 2005

Net Revenues.  Net revenues for the fiscal years ended March 31, 2006 and 2005 were $66.3 million and $81.3 million, respectively. Compared to fiscal 2005, net revenues in fiscal 2006 decreased by $15.0 million, or 18.4%, primarily due to lower unit volume sales due to decreased demand for our products, as well as reduced average selling prices per system resulting primarily from an industry downturn that began in the third quarter of fiscal 2005. Net revenues in fiscal 2006 and 2005 included $1.2 million and $3.4 million, respectively related to the CCD-i integrated metrology product that was sold to TEL during the first quarter of fiscal 2006. We experienced strong price competition during both fiscal 2006 and 2005. During fiscal 2006, we had $14.2 million, or 23.2%, less product revenue when compared to fiscal 2005.

The following table summarizes our product and service revenues as a percentage of total net revenues for the periods indicated.

	Fiscal Year Ended
	March 31,
	2006	2005	2004

Net Revenues
Products (Systems)	71%	75%	72%
Services and parts	29%	25%	28%

Total net revenues	100%	100%	100%

The fluctuations in these percentages are related primarily to the changes in the amount of metrology capital equipment being purchased by the semiconductor industry from one year to the next. Sales of services and parts tend to be a function of the installed base of products sold one and a half to two years previously. As a result, service and parts revenue generally do not fluctuate as widely as product sales, and therefore represent a higher percentage of total net revenues when product sales are lower.

Net revenues attributable to international sales for the fiscal years ended March 31, 2006 and 2005 accounted for 69% and 71%, respectively, of our total net revenues. We anticipate that our international sales will continue to account for the majority of our net revenues in the foreseeable future. The flow of orders and shipments by country are uneven. Therefore, the percentage of net revenues by country may vary greatly from period to period. A substantial portion of our international revenue is denominated in U.S. dollars. Although we have not been negatively impacted in the past by foreign currency changes in Japan, Korea, China, Taiwan, Singapore, Israel and Europe, such changes could negatively impact our international sales in future periods. For more information on revenues by country, see Note 14 in the accompanying Notes to Consolidated Financial Statements.

Demand for semiconductors and semiconductor equipment decreased during the first two quarters of our fiscal year 2006, resulting in lower new order booking rates than in the previous fiscal year. However, we benefited in the first two quarters of fiscal 2006 from revenue that was recognized from shipments to a customer during the second half of fiscal 2005 that were recorded as deferred revenue as of March 31, 2005. The decreased net revenues contributed substantially to an increase of operating losses in fiscal 2006 compared to the previous year. We expect the demand for semiconductors and semiconductor equipment in the first half of fiscal 2007 to increase and, therefore, we expect an increase in sales activities.

Two customers accounted for 23% and 12% of our net revenues for the fiscal year ended March 31, 2006, and three customers accounted for 15%, 12% and 10% of our net revenues for the fiscal year ended March 31, 2005.

Gross Profit.  Gross profit decreased to $23.4 million in fiscal 2006 from $36.6 million in fiscal 2005, a decrease of $13.2 million. As a percentage of net revenues, gross profit decreased from 45% in fiscal 2005 to 35% in fiscal 2006. Key contributors to this decrease in gross profits can be summarized as follows:

Gross Profit
(Decrease)

Key contributors to gross profit decreases ($000’s):
Decrease in product revenues	$(14,154)
Decrease in service and parts revenues	(821)
Decrease in standard manufacturing cost	5,819
Decrease in inventory provision for excess and obsolete inventory	1,209
Decreased benefit from sales of inventory previously written-off	(3,581)
Decrease in warranty provision	304
Legacy product warranty costs	(919)
Other	(1,060)

Total	$(13,203)

This decrease in gross profit was primarily due to the decrease in net product revenues by 23.2% in fiscal 2006 compared to fiscal 2005, contributing to lower gross margins. Net service and parts revenues decreased by 4.0%, but increased from 25% of total net revenues in fiscal 2005 to 29% in fiscal 2006. The decrease in standard costs of $5.8 million or 19% was directly in line with the 18% decrease in net revenues. The decrease in the warranty provision of $0.3 million was offset by a charge of $0.9 million related to estimated warranty costs for legacy products to be serviced under one of our representative agreements and the net decrease for the impact of inventory provisions (recoveries) of $2.4 million is primarily as a result of the reduced sale of inventory previously written-off.

Included in our gross profit are:

	Fiscal Years Ended
	March 31,
	2006	2005
	(In thousands)

Inventory provision for excess and obsolescence	$3,880	$5,089
Benefit from the sales of inventory that had been previously written-off and obsolescence	3,602	7,183

During fiscal 2006, as a result of decreasing demand for semiconductor products, our gross profits declined primarily due to the net product revenue reduction discussed above plus the reduction in the net benefit recognized for the sell-through of zero-cost inventory.

For fiscal 2006, gross margins on product were 41% and service and parts margins were 21%. This compared to gross margins of 50% and 29% for product and services and parts, respectively for fiscal 2005. The decrease in product gross margins of 9% is primarily related to estimated warranty costs for legacy products to be serviced under one of our representative agreements as well as a decrease in benefit from the sales of product inventory previously written-off. The decrease in service and parts gross margins of 8% was primarily a result of an increase in provisions for excess and obsolete field service inventory.

We have implemented a number of cost reduction measures to improve our overall financial performance. As part of these initiatives, in fiscal 2006, we established a relationship with Hermes-Epitek Corporation as our exclusive representative in Taiwan, China, Singapore and Malaysia and have expanded our relationship with TelTec Semiconductor Technic as our representative in Europe, including the United Kingdom, Italy, Spain, France, Portugal, Belgium, Holland, Switzerland, Germany, Austria, Poland, Russia and Eastern Europe. During fiscal 2007, we expect to leverage our new relationships and focus efforts on increasing margins as we increase sales of our advanced systems and concentrate on marketing our higher margin products through the sale of upgrades as well as selective pricing increases.

Research and Development, Selling, General and Administrative Expenses, and Restructuring, Severance and Other.  The following tables present research and development, selling, general and administrative expenses and restructuring charges for the fiscal years ended March 31, 2006 and 2005 (dollars in thousands):

	Fiscal Years Ended March 31,
	2006		2005
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)

Research and development	$12,663	19.1%	$17,559	21.6%	$(4,896)
Selling, general and administrative	23,899	36.1%	25,450	31.3%	(1,551)
Restructuring, severance and other	4,626	6.9%	347	0.4%	4,279
Stock-based compensation expense (benefit)	(297)	(0.4)%	(179)	(0.2)%	(118)

Total operating expenses	$40,891	61.7%	$43,177	53.1%	$(2,286)

Research and Development, or R&D, Expense.  R&D expenses were $12.7 million and $17.6 million for fiscal years 2006 and 2005, respectively, a decrease of $4.9 million, or 28%. R&D expenses as a percentage of net revenues decreased due to lower overall spending as a result of the reductions in force that have been announced and implemented during fiscal 2006, in order to bring expenses in line with net revenues. These reductions decreased salaries and related costs by approximately $3.1 million. We have focused our resources on our critical programs such as our real-time critical dimension product (RT/ CD) and new product development and customer application support. We believe that technological leadership is essential to strengthen our market position and expect to continue to commit significant resources to the development of new products and the continuous improvement of existing products. Therefore, in the near term, at least through fiscal year 2007, we expect engineering and research and development spending to remain relatively flat in absolute dollars, although spending may fluctuate as industry conditions change.

Selling, General and Administrative, or SG&A, Expense.  SG&A expenses were $23.9 million and $25.4 million for fiscal years 2006 and 2005, respectively, a decrease of $1.5 million, or 6%. The decrease in fiscal 2006 SG&A expenses primarily reflect reduced salary and related costs of $2.2 million from reductions in headcount as well as other spending cuts in sales and marketing of $1.8 million. These decreases were offset by an increase in outside services of $1.5 million primarily related to Sarbanes-Oxley related compliance. For fiscal years 2006 and 2005, customer support costs were relatively flat at $5.8 million and $5.9 million. SG&A expenses as a percentage of net revenues increased to 36% in fiscal 2006 from 31% in fiscal 2005 primarily due to a decrease of 19% in net revenues in fiscal 2006. Overall, we expect SG&A expenses will decrease slightly in fiscal 2007 as we realize the impact of our restructuring implemented in fiscal 2006. We expect that sales and marketing expenses will increase as we begin to promote higher margin products and upgrades, while finance and administrative expenses will decrease as we seek to control outside services costs.

Restructuring, Severance and Other.  As part of our fiscal 2006 financial objectives of driving the Company towards long-term sustainable profitability, improved cash flow and reducing our overall fixed cost structure we restructured our Asian, North American, and European operations primarily through workforce reductions and consolidation of excess facilities. As a result, we recorded restructuring expenses for fiscal 2006 of $4.6 million, an increase of $4.3 million from restructuring expenses of $0.3 million in fiscal 2005.

The following table summarizes the changes in restructuring, severance and other costs during the twelve months ended March 31, 2006:

	Liability as of				Liability as of
	March 31,		Payments and		March 31,
	2005	Provision	Reductions		2006
	(In thousands)

FY 2006 Restructuring Programs
Severance and workforce reduction	$—	$2,246	$(2,180)		$66
Consolidation of excess facilities	—	1,942	(663	)(1)	1,279
FY 2005 Restructuring Program	178	438	(366)		250

Total	$178	$4,626	$(3,209)		$1,595

(1)	Includes non-cash fixed asset write-off of approximately $0.6 million related to July 29, 2005 restructuring plan for North American operations.

Of the $4.6 million of restructuring expenses recorded in fiscal 2006, $2.2 million relates to severance and workforce reductions and $2.4 million related to provisions for the consolidation of excess facilities. We reduced our Asian, North American, and European workforces by 52, 60, and 6 employees, respectively during fiscal 2006, resulting in severance and related expenses of $2.2 million; wrote off $0.1 of fixed assets in Asia; and incurred office closure and lease costs of $2.3 million in North America. In addition, during fiscal 2006, we increased our fiscal 2005 restructuring estimate by approximately $0.4 million primarily reflecting a reduction in our estimate of sublease income from a vacated facility due to the lease which expired in March 2006. We expect future settlements of restructuring liabilities of $1.6 million as of March 31, 2006 to primarily include payments made on abandoned leases, net of actual sublease income. However, actual amounts paid could differ from current estimates.

Stock-Based Compensation.  Stock-based employee compensation expense/(benefit) historically has included amounts for two events: the stock options assumed during the acquisition of Sensys Corporation (Sensys), which was fully amortized at the end of the second fiscal quarter of 2006, and the stock option exchange (repricing)

on September 10, 2003. In fiscal 2006, we recognized an employee stock-based compensation benefit of $0.3 million related to variable accounting for the employee stock option exchange and the Sensys acquisition. This compared to a benefit of $0.2 million for fiscal 2005. Although we have not yet determined whether the adoption of SFAS 123(R) will result in stock-based compensation expense that is similar to the current pro forma disclosures (see Note 1 of the accompanying Notes to Consolidated Financial Statements) under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to have a significant impact on our consolidated statement of operations in fiscal 2007.

Other Income (Expense).  Other income (expense), net was $8.6 million for the fiscal year ended March 31, 2006 as compared to $0.2 million in 2005 and includes the gain on sale of product line, exchange rate gains, interest expense, interest income and changes in fair value of warrants and embedded derivatives. The $8.4 million increase in other income (expense), net from fiscal 2005 to 2006 primarily relates to the gain on the sale of the CCD-i product line to TEL of $8.7 million in the first quarter of fiscal 2006 and exchange rate gains of $0.2 million, offset by the increase in interest expense of $0.6 million primarily related to the term debt and our recent Series B preferred stock financing and change in fair value of embedded derivatives and warrants of $0.1 million (For details of the sale of the product line and Series B preferred stock financing, see Notes 6 and 10, respectively of the accompanying Notes to Consolidated Financial Statements).

Provision for Income Taxes (Benefit).  During fiscal 2006 we recorded a net tax benefit of $0.1 million primarily related to foreign and state taxes offset by a reduction in income tax reserves no longer needed due to the expiration of statutes. This compared to a net tax provision of $0.5 million for fiscal 2005 which reflects higher foreign tax liabilities.

Net Loss.  The combination of all the factors discussed above contributed to a net loss of $8.7 million for fiscal 2006 compared with a net loss of $6.8 million in fiscal 2005. We expect that with our cost reduction programs put in place during fiscal 2006 and expected improvement in product revenue outlook during fiscal 2007, we will reduce our net loss during fiscal year 2007. This forward-looking statement excludes the impact of amounts relating to the expensing of stock options and other share based payment programs under SFAS 123(R).

Accretion of Series B Preferred Stock to Redemption Value and Dividends Accrued.  In connection with our $10.4 million Series B Redeemable Convertible Preferred Stock (“Series B Preferred”) financing completed during fiscal 2006, we have recorded an expense of $0.4 million related to the quarterly dividends and accretion of the Series B Preferred discount. The quarterly dividends are based on a 6% dividend rate. The accretion of the discount of the Series B Preferred Stock is to the redemption value of the instrument through the first redemption date in November 2010, using the effective interest rate method. Accretion is based on an implicit interest rate of 9.34%. We expect dividends and accretion to be approximately $1.3 million during fiscal 2007.

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

Gross Profit.  Gross profit increased to $36.6 million in fiscal 2005 from $26.8 million in fiscal 2004, an increase of $9.8 million. As a percentage of net revenues, gross profit increased from 41% in fiscal 2004 to 45% in fiscal 2005. Key contributors to this improvement in gross profits can be summarized as follows:

Gross Profit
Improvement

Key contributors to gross profit improvement ($000’s):
Increased product revenues	$11,475
Increased service and parts revenues	1,369
Decreased benefit from sales of inventory previously written-off	(3,380)
Decreased stock-based compensation expense	288
Other	80

Total	$9,832

Product revenues grew by 30% in fiscal 2005 compared to fiscal 2004, contributing to relativity higher gross margins. Service and parts revenues grew by 11%. Decreased stock-based compensation expense resulted from a decrease in the year-end stock price and contributed $0.3 million to the increase in gross margins, partially offsetting a decrease from reduced sale of inventory previously written-off of $3.4 million.

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

Impairment of Goodwill and Other Intangible Assets.  During the third quarter of fiscal 2004, due to the termination of a development agreement, we accelerated the amortization of $1.5 million of related development contract intangible assets.

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

Stock-Based Compensation.  In fiscal 2005, we recognized an employee stock-based compensation net benefit of $0.3 million, which included a benefit of $0.5 million related to variable accounting offset by amortization expense of $0.2 million related to the Sensys acquisition. In fiscal 2004, employee stock-based compensation expense of $1.3 million included expense of $0.7 million related to variable accounting and amortization expense of $0.6 million related to the Sensys acquisition.

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

During fiscal 2005, the benefit related to the variable accounting treatment of options was $0.5 million compared to charges of $0.7 million in fiscal 2004. However, on a quarterly basis these costs varied based on the amount of time the options were outstanding and on the quarter-end closing stock price.

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

Provision for Income Taxes.  During fiscal 2005, we recorded a net tax provision of $0.5 million primarily related to foreign and state taxes.

Net Loss.  The combination of all the factors discussed above contributed to a net loss of $6.8 million for fiscal 2005 compared with a net loss of $18.1 million in fiscal 2004.

Liquidity and Capital Resources

Our consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We reported net losses available to common stockholders of $9.2 million, $6.8 million and $18.1 million in fiscal years ended March 31, 2006, 2005 and 2004, respectively, and cash used in operations of $16.2 million, $9.7 million and $2.9 million in those respective years. In addition, we had an accumulated deficit of $317.0 million as of March 31, 2006. Due to our history of losses and operating cash consumption, and uncertain macro-economic conditions worldwide, and other industry and sector factors, we cannot predict how long we will incur further losses or whether we will become profitable again or that the Company’s business will not continue to decline or if its performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 13, 2006, which is included in this annual report on Form 10-K for the fiscal year ended March 31, 2006. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Our principal sources of funds have been and are anticipated to be cash on hand ($20.6 million unrestricted at March 31, 2006), cash flows from operating activities (if any), borrowings under our bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our recent financing and includes a Material Adverse Change clause) and proceeds from sales of our capital stock and other sources. Through our ongoing efforts to decouple our breakeven point from the influence of general market conditions, we continue to re-examine all aspects of our business for areas of improvement and continue to focus on reducing our fixed cost base and improving our working capital position to better align with our operations, market demand and current sales levels. However, if projected sales do not materialize, we may need to further reduce expenses. In addition we may require additional equity or debt financing to meet working capital requirements and to fund research and development activities. If future funds are raised through the issuance of additional preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of additional equity securities or debt financing could result in additional dilution to our current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us.

Our cash and cash equivalents balance increased by $7.2 million during the fiscal year ended March 31, 2006 from $13.4 million to $20.6 million, primarily due to the sale of our CCD-i product line to TEL that resulted in net cash proceeds of $8.95 million, borrowing of $5.0 million under a term loan and the Series B Redeemable Convertible Preferred stock financing completed during the third quarter of fiscal 2006 which resulted in net proceeds of $9.8 million. These inflows of cash were partially offset by the cash used in operations of $16.2 million. The net increase in cash and equivalents of $7.2 million during fiscal 2006 compares to a decrease in cash and cash equivalents during fiscal 2005 of $10.5 million, $9.7 million of which was consumed in operating activities and $1.6 million was used in investing activities for net investments in property and equipment and purchases of patents. These amounts were partially offset by $0.7 million generated by financing activities attributable to the proceeds generated from the issuance of common stock.

Cash used by operating activities was $16.2 million and $9.7 million for the fiscal years ended March 31, 2006 and 2005, respectively, an increase in cash usage of approximately $6.5 million. Net loss in the fiscal year ended March 31, 2006 was $8.7 million, compared to a net loss of $6.8 million in the fiscal year ended March 31, 2005. The net loss for the fiscal year ended March 31, 2006 included a gain on sale of the CCD-i product line of $8.7 million. Additionally, during fiscal 2006, non-cash expenses included a write-off for the net book value of property and equipment of $0.6 million related to our restructuring activities, depreciation and amortization of $2.4 million, stock-based compensation benefit of $0.3 million and loss on retirement of property and equipment of $0.1 million. This compared to fiscal 2005 depreciation and amortization of $3.4 million, and stock-based compensation benefit of $0.3 million.

Our cash used in operations during fiscal 2006 increased due to operating losses and cash used to pay down accounts payable and accrued and other liabilities, and was partially offset by cash generated by improved inventory utilization and cash collections of accounts receivable.

Deferred revenues decreased by $8.6 million in the fiscal year ended March 31, 2006, compared to an increase of $8.5 million in the fiscal year ended March 31, 2005. The decrease in deferred revenues is attributable to deferred revenue that was recognized after acceptance in early fiscal 2006 for shipments to a customer during the last two quarters of fiscal 2005 that were recorded as deferred revenue, as well as a decrease in bookings for fiscal 2006 compared to fiscal 2005. Accounts payable and accrued and other liabilities decreased in the fiscal year ended March 31, 2006, consuming operating cash of $4.7 million, compared to an increase of $1.1 million in the fiscal year ended March 31, 2005. This decrease is primarily due to the decline in inventory procurement activities and related accounts payable.

The decrease in inventory was $7.7 million in the fiscal year ended March 31, 2006, compared to a $13.7 million increase in inventories in the fiscal year ended March 31, 2005. The decrease in inventory reflects reduced inventory purchases due to improved efforts in inventory management. Similarly, net accounts receivable decreased by $3.0 million in the fiscal year ended March 31, 2006, compared to an increase in net accounts receivable in the fiscal ended March 31, 2005 of $0.9 million, due to lower billings in the fiscal year ended March 31, 2006. Days sales outstanding decreased to 74 days as of the end of fiscal 2006 from 75 days as of the end of fiscal 2005. Days sales outstanding is calculated based on annual days sales outstanding divided by ending net accounts receivable for the fiscal year.

Cash flows provided by investing activities were $8.4 million in the fiscal year ended March 31, 2006, compared to cash flows used in investing activities of $1.6 million in the fiscal year ended March 31, 2005. Cash flows provided by investing activities in fiscal 2006 included the impact of $9.95 million from the sale of the CCD-i product line, consisting of cash proceeds of $8.95 million and a customer deposit applied of $1.0 million. In the fiscal year ended March 31, 2006, purchases of property and equipment were $0.3 million, a decrease of $0.8 million compared to $1.1 million in the fiscal year ended March 31, 2005. Investments in our patent portfolio were $0.2 million in the fiscal year ended March 31, 2006, down from $0.5 million in the fiscal year ended March 31, 2005.

Cash flows provided by financing activities were $15.5 million in the fiscal year ended March 31, 2006, compared to cash flows provided by financing activities of $0.7 million in the fiscal year ended March 31, 2005. Financing activities for fiscal 2006 consist of $9.8 in net proceeds due to the Series B Redeemable Convertible Preferred Stock financing, $5.0 million in cash borrowings under a term loan with Silicon Valley Bank and $0.7 million attributable to the proceeds generated from the issuance of common stock, partially offset by payments of Series B preferred stock dividends of $0.1.

Commitments

Our future commitments include equipment operating leases, leases on office and manufacturing space, purchase commitments, minimum royalty payments under certain software license agreements, cancellation fee commitments to vendors related to non-cancelable inventory purchase orders, the redemption of our Series B redeemable convertible preferred stock, and term debt. Future payments due under these obligations as of the end of the fiscal year ended March 31, 2006 are as follows (in thousands):

							Total
						2012	Future
						And	Minimum
Fiscal Year	2007	2008	2009	2010	2011	thereafter	Payments

Operating Leases	$2,119	$1,664	$1,514	$1,153	$1,016	$—	$7,466
Purchase Commitments	11,361	267	—		—	—	11,628
Minimum Royalty Payments	40	—	—	—	—	—	40
Cancellation Fees	51	51	—	—	—	—	102
Series B Redeemable Convertible Preferred Stock	—	—	—	—	—	10,400	10,400
Term Debt(*)	1,161	2,497	1,342	—	—	—	5,000

Total	$14,732	$4,479	$2,856	$1,153	$1,016	$10,400	$34,636

(*)	The term loan has a stated maturity of September 2008, however the outstanding balance has been classified as a current liability as of March 31, 2006, primarily due to the Material Adverse Change clause that permits the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.

Operating Leases.  Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct our business. These leases are non-cancelable and expire at various dates through 2011. Certain facility leases include a provision to extend the lease term, including the lease for our headquarters and manufacturing facility in Fremont, California, which includes an option to extend the lease to February 2021. Our facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, generally market adjusted rates. The Company has approximately $1.5 million ($1.7 million of lease costs accrued net of $0.2 million in anticipated sublease income) associated with restructuring activities as of March 31, 2006, which are included in the future minimum operating lease payments above.

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

Financing/Other Contingencies.  We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of third party intellectual property. We also concluded certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship. In June 2005, under the terms of the sale of the CCD-i product line to TEL, we, under certain circumstances, committed to provide, and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of March 31, 2006, we had not incurred any losses under such indemnification provisions during the periods covered in this report.

On June 10, 2005, we renegotiated our loan and security agreement, as well as a streamline facility agreement (collectively “the Loan Agreement”), with Silicon Valley Bank (SVB) extending it to June 11, 2007. The loan and security agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The streamline facility agreement allows us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (9.25% as of March 31, 2006). The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (9.50% as of March 31, 2006). We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of March 31, 2006 and 2005, we had $1.4 and $3.2 million, respectively, in outstanding letters of credit under the loan and security agreement. No amounts have been drawn against these standby letters of credit.

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

On September 30, 2005, we and SVB entered into a First Modification to Loan and Security Agreement (the “First Modification”). The First Modification amends the Loan Agreement by (i) creating a $5.0 million term loan facility, (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. Pursuant to the terms of the First Modification, the aggregate commitments available to be borrowed by us under the new term loan and the existing formula based revolving line of credit under the Loan Agreement will not exceed $15.0 million. As of March 31, 2006, we were in compliance with all of the covenants in the First Modification.

On September 30, 2005, we borrowed $5.0 million under the new term loan facility. We pay accrued interest monthly on the outstanding term loan and are required to repay the outstanding principal of the term loan in 24 equal installments commencing on October 31, 2006 and continuing until September 30, 2008. The outstanding term loan accrues interest at an interest rate equal to SVB’s prime rate plus 2.50% (10.25% as of March 31, 2006).

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

The Loan Agreement, as amended, contains events of default that, include among other things, material inaccuracies of representations and warranties, nonpayment of principal, interest or fees, violation of covenants or non-monetary obligations, cross-defaults to material agreements, bankruptcy and insolvency events, revocation or termination of guaranties or assets pledged by third parties, material changes in ownership, fraudulent transfer of assets, the occurrence of a Material Adverse Change (defined as a change in our business, operations, financial or other condition, or a material impairment of the prospect of repayment of any portion of our outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral), any breaches of the EXIM of the United States Working Capital Guarantee Program Borrower Agreement, and revocation or termination of guarantees provided by the EXIM. The occurrence of an event of default will increase the applicable interest rate by 4.0% and could result in the acceleration of the term loan and foreclosure on the collateral securing the term loan under the Loan Agreement.

Series B Redeemable Convertible Preferred Stock.  On November 22, 2005, we entered into a purchase agreement with North Run Master Fund, LP, Deephaven Relative Value Equity Trading Ltd. and Deephaven Long Short Equity Trading Ltd. who are current stockholders in the Company, to issue and sell 10,400 units, at a price of $1,000 per unit for aggregate gross proceeds of $10.4 million. Each unit consists of one share of Series B Preferred Stock and a warrant to purchase 150 shares of Common Stock at an exercise price of $1.55 per share. These warrants will expire in November 2010.

We issued the Series B Preferred for gross proceeds of $10.4 million, and incurred approximately $0.6 million in issuance costs, which are recorded as a discount to the carrying value of the Series B Preferred. The warrants were recorded at their estimated fair value of $1.6 million. We also bifurcated and recognized liabilities totaling $0.5 million related to two embedded derivative features contained in the Purchase Agreement. We record accretion of the Series B Preferred to its redemption value, at the first fixed redemption date of November 22, 2010, using the effective interest method (See further discussion in Note 10 of the Notes to Consolidated Financial Statements titled “Mandatorily Redeemable Convertible Preferred Stock”).

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R) (revised 2004), “Share Based Payment.” SFAS 123(R) is a revision of FASB 123 and supersedes APB No. 25. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair market value of the entity’s equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award over the period during which an employee is required to provide service for the award. The grant-date fair market value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair market value and that the fair market value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of SFAS 123(R) for us is the first annual period beginning after June 15, 2005, i.e. the Company’s fiscal year ending March 31, 2007. Although we have not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expects the adoption to have a significant impact on our consolidated statement of operations.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expenses, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123(R). The Company is currently evaluating the impact that SAB 107 will have on its results of operations and financial position when adopted in fiscal 2007.

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

Inflation

The impact of inflation on our business has not been material for the fiscal years ended March 31, 2006, 2005 and 2004.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosures

The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. See “Special Note Regarding Forward-Looking Statements”. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates. We do not have any derivative financial instruments specifically related to management of market risks. See also the discussion of forward-looking statements in the first paragraph of Item 7 above.

Market Risk Related to Interest Rate, Stock Price and Foreign Currency

We are exposed to market risks related to changes in interest rates, stock price and foreign currency exchange rates. Our only derivative financial instruments relate to the embedded derivatives included in our Series B preferred stock financing which have been bifurcated from the redeemable convertible preferred stock and are being carried at fair value. We also have warrants outstanding related to our Series B preferred stock financing that are being carried at fair value.

Interest Rates Related to Investment Portfolio

We have exposure to market risk for changes in interest rates relating to our cash investment portfolio. We do not use derivative financial instruments in our investment portfolio, which consists of only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have minimal cash flow exposure due to rate changes for cash and cash equivalents because interest income earned on our cash investments is immaterial to our financial position. Our cash investment portfolio is invested at market interest rates. At March 31, 2006, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Interest Rates and Stock Price Related to Warrants

In connection with the November issuance of Series B preferred stock, we issued warrants to purchase 1,560,000 shares of Common Stock for $1.55 per share, as adjusted further based on the provisions described in the warrant agreement. The warrants expire in 2010 and have been valued using the Black-Scholes pricing model. We have classified the warrants as a liability due to terms of the warrant agreement, which contain a contingent share redemption provision in the event of a change of control. We are required to mark these warrants to fair value in subsequent periods, with changes in the fair value recognized in current earnings under “other income (expense)” in the accompanying consolidated statement of operations. During fiscal 2006, we charged $0.2 million to other expense related to changes in fair value of these warrants, primarily due to the increase in our stock price from January 1, 2006 to April 2, 2006. In valuing these warrants as of April 2, 2006, assumptions used in our Black-Scholes pricing model were 4.82% interest rate, 95.3% volatility, 4.64 year remaining contractual term and a stock price of $1.62. In future periods, with other variables constant (shown above), a decline or increase in our stock price of 10% could result in an approximate benefit or charge of $0.2 million. Although we do not anticipate material changes in fair value to occur as a result of increases or decreases of risk-free interest rates used in the valuation model, volatility calculations in subsequent periods could result in a material impact on our future net income (loss).

Embedded Derivatives

In connection with the November issuance of Series B Preferred, we were required to bifurcate $0.5 million of embedded derivatives from the carrying value of the Series B Preferred mezzanine-classified securities and classify this amount as a liability, due to cash redemption features being contingent upon a change in control, and upon a subsequent dilutive round of equity financing. The estimated fair value of the embedded derivatives is based on a third party valuation using a binomial lattice model. We are required to mark these embedded derivatives to fair value in subsequent periods, with changes in the fair value recognized in current earnings under “other income (expense)” in the accompanying consolidated statement of operations. During fiscal 2006, we recorded a benefit of $0.1 million to other income related to changes in fair value of these embedded derivatives. In future periods, any changes in fair value or events that trigger the cash redemption features, could have a material impact on our liquidity and future net income (loss).

Foreign Currency Exchange Risk

A substantial portion of our international sales are denominated in U.S. dollars. Although we have not been negatively impacted in the past by foreign currency changes in Taiwan, Japan, China, Korea, Israel and Europe, such conditions could negatively impact our international sales in future periods.

We have determined that the functional currency of our foreign operations is the local currency of our international operations, which incur most of their expenses in the local currency. The transactions denominated in currencies other than our functional currencies, create transactional gains and losses that are reflected in our consolidated statements of operations. From time to time, we accumulate intercompany receivables and payables between the U.S. and other subsidiaries. These amounts are denominated in U.S. dollars and although these commitments do not contain firm settlement dates, we have determined that these amounts are being settled on a periodic basis through normal business transactions. As a result of the short-term nature of these amounts, we account for changes in fair value of the underlying receivables or payables related to the U.S. dollar amount in other income (loss) in the accompanying Statements of Operations. Exchange rate gains for fiscal 2006 were $0.2 million.

We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars leads to a translation gain or loss. The accumulated effects of foreign translation rate changes related to net assets outside the U.S. are included as a component of stockholder’s equity. As of the end of the fiscal year ended March 31, 2006 and 2005, we had accumulated other comprehensive losses of $1.1 million and $0.7 million, respectively consisting of foreign currency translation adjustments.

We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

The following table illustrates net assets and costs and expenses for fiscal 2006 exposed to foreign currency risk:

			Other
			Foreign
	Japan	UK	Locations	Total

Assets, costs and expenses subject to foreign currency Risk as of March 31, 2006 ($000’s)
Net assets	$2,923	$172	$2,578	$5,673
Costs and expenses	3,902	2,427	3,608	9,937
Percentage of total costs and expenses	5%	3%	4%	12%

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Therma-Wave, Inc.:

We have completed integrated audits of Therma-Wave, Inc’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of April 2, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Therma-Wave, Inc. (“the Company”) and its subsidiaries at April 2, 2006 and April 3, 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Therma-Wave, Inc. did not maintain effective internal control over financial reporting as of April 2, 2006, because of ineffective controls over the completeness and accuracy of the recording of journal entries, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

As of April 2, 2006, the Company did not maintain effective controls over the completeness and accuracy of the recording of journal entries. Specifically, the Company did not maintain effective controls to ensure that journal entries for certain inventory balances and warranty accruals were reviewed and approved. This control deficiency resulted in audit adjustments to the Company’s third quarter interim consolidated financial statements as well as the 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Therma-Wave, Inc. did not maintain effective internal control over financial reporting as of April 2, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Therma-Wave, Inc. has not maintained effective internal control over financial reporting as of April 2, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

San Jose, California
June 13, 2006

THERMA-WAVE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$20,623	$13,419
Accounts receivable, net of allowances of $774 and $715 at March 31, 2006 and 2005, respectively	12,701	15,678
Inventories	22,353	30,870
Other current assets	1,621	2,680

Total current assets	57,298	62,647
Property and equipment, net	789	2,976
Intangibles and other assets, net	1,291	1,950

Total assets	$59,378	$67,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,062	$8,227
Accrued liabilities	13,642	15,784
Deferred revenues	7,874	15,804
Term loan facility, net	4,896	—
Warrants and embedded derivatives	2,178	—

Total current liabilities	32,652	39,815
Non-current deferred revenues	662	1,425
Other long-term liabilities	1,076	370

Total liabilities	34,390	41,610

Commitments and contingencies (Note 6)
Series B redeemable convertible preferred stock: $0.01 par value; 10,400 shares authorized; 10,400 shares issued and outstanding at March 31, 2006 (Series B liquidation preference of $10,400)	6,940	—
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,045,692 shares issued and outstanding at March 31, 2006; 36,318,565 shares issued and outstanding at March 31, 2005	371	363
Additional paid-in capital	336,036	334,352
Notes receivable from stockholders	(174)	(174)
Accumulated other comprehensive loss	(1,108)	(659)
Deferred stock-based compensation	(36)	(76)
Accumulated deficit	(317,041)	(307,843)

Total stockholders’ equity	18,048	25,963

Total liabilities and stockholders’ equity	$59,378	$67,573

The accompanying notes are an integral part of these consolidated financial statements.

THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2006	2005	2004
	(In thousands, except per share data)

Net revenues
Product	$46,776	$60,930	$46,938
Service and parts	19,510	20,331	18,371

Total net revenues	66,286	81,261	65,309
Cost of revenues (including stock-based compensation expense (benefit) of $0, $(120) and $168)
Product	27,514	30,174	24,645
Service and parts	15,334	14,446	13,855

Total cost of revenues	42,848	44,620	38,500

Gross profit	23,438	36,641	26,809

Operating expenses:
Research and development (excluding stock-based compensation expense (benefit) of $(283), $(233) and $706)	12,663	17,559	18,710
Selling, general and administrative (excluding stock-based compensation expense (benefit) of $(14), $54 and $444)	23,899	25,450	22,958
Restructuring, severance and other	4,626	347	1,938
Stock-based compensation expense (benefit)	(297)	(179)	1,150

Total operating expenses	40,891	43,177	44,756

Operating loss	(17,453)	(6,536)	(17,947)

Other income (expense):
Gain on sale of product line	8,721	—	—
Interest expense	(588)	(28)	(76)
Interest income	389	205	160
Other, net	38	—	(230)

Total other income (expense), net	8,560	177	(146)

Loss before provision (benefit) for income taxes	(8,893)	(6,359)	(18,093)
Provision (benefit) for income taxes	(144)	462	—

Net loss	$(8,749)	$(6,821)	$(18,093)

Accretion of Series B preferred stock to redemption value including dividends accrued	(449)	—	—

Net loss available to common stockholders	$(9,198)	$(6,821)	$(18,093)

Net loss per share:
Basic and Diluted	$(0.25)	$(0.19)	$(0.56)

Weighted average common shares outstanding:
Basic and Diluted	36,734	35,912	32,387

The accompanying notes are an integral part of these consolidated financial statements.

THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Notes	Accumulated
			Additional			Receivable	Other	Deferred
	Common Stock		Paid-In	Treasury Stock		from	Comprehensive	Stock	Accumulated		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Compensation	Deficit	Total	(Loss)
	(In thousands, except share and per share data)

Balance at March 31, 2003	29,360,026	$293	$322,048	(269,511)	$(437)	$(196)	$(1,334)	$(1,107)	$(282,929)	$36,338
Net loss	—	—	—	—	—	—	—	—	(18,093)	(18,093)	$(18,093)
Currency translation adjustments, net of tax	—	—	—	—	—	—	599	—	—	599	599

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(17,494)

Receipts from stockholders	—	—	—	—	—	22	—	—	—	22
Issuance of common stock under private offering	5,800,000	58	11,670	—	—	—	—	—	—	11,728
Issuance of common stock under ESPP	244,098	3	(223)	266,854	434	—	—	—	—	214
Issuance of common stock under stock option plans	93,901	1	134	2,657	3	—	—	—	—	138
Issuance of common stock for the exercise of warrants	—	—	—	—	—	—	—	—	—	—
Adjustment to deferred stock-based compensation due to reduction in work force	—	—	(260)	—	—	—	—	260	—	—
Deferred stock-based compensation expense resulting from the variable accounting treatment for stock options	—	—	1,643	—	—	—	—	(1,643)	—	—
Amortization of deferred stock-based compensation related to the variable accounting treatment for stock options	—	—	—	—	—	—	—	737	—	737
Amortization of deferred stock-based compensation related to Sensys acquisition	—	—	—	—	—	—	—	581	—	581

Balance at March 31, 2004	35,498,025	$355	$335,012	—	$—	$(174)	$(735)	$(1,172)	$(301,022)	$32,264
Net loss	—	—	—	—	—	—	—	—	(6,821)	(6,821)	$(6,821)
Currency translation adjustments, net of tax	—	—	—	—	—	—	76	—	—	76	76

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(6,745)

Issuance of common stock under private offering	—	—	(6)	—	—	—	—	—	—	(6)
Issuance of common stock under ESPP	640,764	6	506	—	—	—	—	—	—	512
Issuance of common stock under stock option plans	176,437	2	223	—	—	—	—	—	—	225
Issuance of common stock for the exercise of warrants	3,339	—	12	—	—	—	—	—	—	12
Adjustment to deferred stock-based compensation due to reduction in work force	—	—	(1,412)	—	—	—	—	1,412	—	—
Deferred stock-based compensation expense resulting from the variable accounting treatment for stock options	—	—	185	—	—	—	—	(185)	—	—
Amortization of deferred stock-based compensation related to the variable accounting treatment for stock options	—	—	—	—	—	—	—	(542)	—	(542)
Amortization of deferred stock-based compensation related to Sensys acquisition	—	—	(168)	—	—	—	—	411	—	243

THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

						Notes	Accumulated
			Additional			Receivable	Other	Deferred
	Common Stock		Paid-In	Treasury Stock		from	Comprehensive	Stock	Accumulated		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stockholders	Loss	Compensation	Deficit	Total	(Loss)
	(In thousands, except share and per share data)

Balance at March 31, 2005	36,318,565	$363	$334,352	—	$—	$(174)	$(659)	$(76)	$(307,843)	$25,963
Net loss	—	—	—	—	—	—	—	—	(8,749)	(8,749)	$(8,749)
Currency translation adjustments, net of tax	—	—	—	—	—	—	(449)	—	—	(449)	(449)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(9,198)

Issuance of common stock under ESPP	249,190	2	339	—	—	—	—	—	—	341
Issuance of common stock under stock option plans	452,030	6	395	—	—	—	—	—	—	401
Issuance of common stock for services	25,907	—	50	—	—	—	—	—	—	50
Debt discount for issuance of warrants in connection with financing	—	—	121	—	—	—	—	—	—	121
Beneficial conversion feature — Series B convertible preferred stock	—	—	1,115	—	—	—	—	—	—	1,115
Dividends accrued — Series B convertible preferred stock	—	—	—	—	—	—	—	—	(223)	(223)
Accretion — Series B convertible preferred stock	—	—	—	—	—	—	—	—	(226)	(226)
Adjustment to deferred stock-based compensation due to reduction in work force	—	—	(242)	—	—	—	—	24	—	(218)
Deferred stock-based compensation expense resulting from the variable accounting treatment for stock options	—	—	(94)	—	—	—	—	—	—	(94)
Amortization of deferred stock-based compensation related to Sensys acquisition	—	—	—	—	—	—	—	16	—	16

Balance at March 31, 2006	37,045,692	$371	$336,036	—	$—	$(174)	$(1,108)	$(36)	$(317,041)	$18,048

The accompanying notes are an integral part of these consolidated financial statements.

THERMA-WAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2006	2005	2004
	(In thousands)
Operating activities:
Net loss	$(8,749)	$(6,821)	$(18,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of product line	(8,721)	—	—
Non-cash restructuring charge	616	—	—
Depreciation and amortization of property and equipment	1,764	2,679	4,221
Amortization of intangible assets	645	758	2,548
Fair value adjustment — warrants and embedded derivatives	60	—	—
Issuance of stock for services	50	—	—
Stock-based compensation expense (benefit)	(297)	(299)	1,318
Provision (credit) for doubtful accounts receivable and sales allowances	59	(192)	(646)
Loss on disposal of property and equipment	7	15	473
Loss on sale of an investment	—	—	125
Changes in operating assets and liabilities (excluding net assets sold):
Accounts receivable, net	2,918	(714)	(304)
Inventories	7,714	(13,701)	4,977
Other assets	1,049	(1,011)	901
Accounts payable	(4,182)	807	5,272
Accrued and other liabilities	(547)	258	(1,240)
Deferred revenues	(8,623)	8,527	(2,436)

Net cash used in operating activities	(16,237)	(9,694)	(2,884)

Investing activities:
Sale of product line	8,950	—	—
Purchases of property and equipment	(279)	(1,106)	(254)
Proceeds from sale of an investment	—	—	375
Purchase of patents	(247)	(499)	(798)

Net cash provided by (used in) investing activities	8,424	(1,605)	(677)

Financing activities:
Restricted cash	—	—	1,064
Borrowings from term loan facility	5,000	—	—
Net proceeds from issuance of common stock	742	743	12,080
Net proceeds from issuance of Series B convertible preferred stock and warrants	9,791	—	—
Payment of Series B preferred stock dividends	(67)	—	—
Proceeds from note receivable from stockholders	—	—	22

Net cash provided by financing activities	15,466	743	13,166

Effect of exchange rates on cash	(449)	76	599

Net increase (decrease) in cash and cash equivalents	7,204	(10,480)	10,204
Cash and cash equivalents at beginning of year	13,419	23,899	13,695

Cash and cash equivalents at end of year	$20,623	$13,419	$23,899

Supplementary disclosures:
Cash paid for interest	$489	$10	$4
Cash paid for income taxes	$273	$360	$9
Application of customer deposit to sale of product line	$1,000	$—	$—
Issuance costs incurred — Series B preferred stock	$609	$—	$—
Fair market value of warrants issued in conjunction with Series B preferred stock	$1,634	$—	$—
Dividends and accretion on Series B convertible preferred stock	$449	$—	$—
Fair value embedded derivatives — Series B preferred stock	$484	$—	$—
Beneficial conversion feature — Series B preferred stock	$1,115	$—	$—
Fair market value of warrants issued in conjunction with loan and security agreement	$121	$—	$—

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

Basis of Presentation

The consolidated financial statements include the accounts of Therma-Wave, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Our fiscal year is a 52 to 53-week year ending on the Sunday closest to March 31 of each year. Fiscal years 2006, 2005 and 2004 ended on April 2, 2006, April 3, 2005 and March 28, 2004, respectively. For convenience of reference, the accompanying financial statements have been captioned as March 31 of each fiscal year.

Revenue Recognition

Freight terms of sales are normally ExWorks or FOB shipping point unless otherwise negotiated and agreed to in writing by customers and the Company. Shipments are made in compliance with shipment requirements specified in the customer’s purchase order.

The Company sells systems (product) and services (parts, billable service calls, maintenance contracts) related to the Company’s metrology products. Some of the Company’s sales contracts include multiple revenue-generating activities. Accordingly, the Company applies Emerging Issues Task Force 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) to determine the separate units of accounting at the inception of revenue arrangements that contain multiple revenue-generating activities and also as each item in the arrangement is delivered. Thereafter, depending on the nature of the deliverable(s) comprising a unit of accounting and the corresponding revenue recognition conventions, revenues are recognized when realized and earned for each unit of accounting upon the satisfaction of general revenue recognition criteria in accordance with SEC Staff Accounting Bulletin Nos. 101 “Revenue Recognition in Financial Statements” and 104 “Revenue Recognition” (“SAB 101” and “SAB 104”, respectively), as discussed below.

Product sales are accounted for as multiple-element arrangements consisting of the sale of the system and the provision for post-shipment services to install the system according to customer specifications. In accordance with EITF 00-21, revenues related to the system sale are recognized separately from revenues related to the post-shipment installation services. A Final Acceptance Certificate signed by both the customer and the Company is required to document that customer specific acceptance provisions were met.

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred installation costs. These costs are recognized as a cost of revenues at the time when the related post-shipment service revenues are recognized.

Product revenues on newly introduced products are deferred at shipment and recognized only upon customer acceptance assuming all other revenue recognition criteria have been met. Product revenues may also be deferred if the customer has the right to return the product for credit. In such cases, product revenues are not recognized until all of the following conditions have been evidenced following the fulfillment of the customer’s purchase order: the right of return has expired and any potential returns would require authorization by the Company under warranty provisions; the price of the sales is fixed or determinable; the payment terms are fixed and enforceable; and collectibility is reasonably assured.

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

Allowances for Doubtful Accounts Receivable and Sales Allowances

The Company utilizes estimates when evaluating the allowance for doubtful accounts receivable and potential sales allowances. The Company continuously monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon historical experience, any specific customer collection issues identified, and the aging of the accounts receivable. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that the Company will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of accounts receivable and future operating results.

Liquidity

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We reported net losses available to common stockholders of $9.2 million, $6.8 million and $18.1 million in fiscal years ended March 31, 2006, 2005 and 2004, respectively, and cash used in operations of $16.2 million, $9.7 million and $2.9 million in those respective years. Due to our history of losses and operating cash consumption, and uncertain macro-economic conditions worldwide, and other industry and sector factors, we cannot predict how long we will incur further losses or whether we will become profitable again or that the Company’s business will not continue to decline or if its performance will improve. Moreover, in part due to these downturns, for the year ended March 31, 2006, we recorded $4.6 million for restructuring, severance and other costs related to office closure and other lease costs, reductions in work force and asset write offs. We cannot assure you that our business will not continue to decline or when or if performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s principal sources of funds have been and are anticipated to be cash on hand ($20.6 million unrestricted at March 31, 2006), cash flows from operating activities (if any), borrowings under the Company’s bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our recent financing and includes a Material Adverse Change clause) and proceeds from sales of the Company’s capital stock and other sources. Through the Company’s ongoing efforts to decouple its breakeven point from the influence of general market conditions, the Company is re-examining all aspects of its business for areas of improvement and continues to focus on reducing its fixed cost base and improving the Company’s working capital position to better align its operations with market demand and current sales levels. However, if projected sales do not materialize, the Company will need to further reduce expenses. The Company may require additional equity or debt financing to meet its working capital requirements and to fund research and development activities. If additional funds are raised through the issuance of additional preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

Concentration of Credit Risk/ Major Customers

We sell our products to major semiconductor manufacturing companies throughout the world. We perform continuing credit evaluations of our customers and, generally, do not require collateral. Letters of credit may be required from our customers in certain circumstances. Sales to customers representing 10% or more of net revenues were as follows:

	Percentage of Net
	Revenues
	Fiscal Years Ended
	March 31,
	2006	2005	2004

Customers Over Ten Percent of Net Revenues
Advanced Micro Devices (“AMD”)	23%	—%	—%
Taiwan Semiconductor Manufacturing Company	—%	15%	16%
Intel Corporation	12%	12%	14%
Samsung	—%	10%	—%
Tokyo Electron, Ltd.	—%	—%	12%
Raytex Corp.(1)	—%	—%	10%

Total	35%	37%	52%

(1)	Raytex Corp. was formally a subsidiary of Seki Technotron, our distributor for Japan.

Accounts receivable from three customers accounted for approximately 17%, 17% and 12%, respectively, of total accounts receivable at March 31, 2006. Accounts receivable from two customers accounted for approximately 19% and 10%, respectively, of total accounts receivable at March 31, 2005.

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts receivable and potential sales allowances, valuation of warrants and embedded derivatives, accrued warranty, inventory valuation, income taxes payable, deferred income tax asset valuation allowance and restructuring liabilities. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign Currency Translations and Transactions

We are primarily a U.S. dollar functional currency entity. A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales. We have determined that the functional currency of our foreign operations is the local currency as our international operations incur most of their expenses in the local currency. Transactions denominated in currencies other than our functional currencies create gains and losses that are reflected in our consolidated statements of operations. Foreign currency transaction gains (losses) are included in other income (expense), net in our consolidated statements. From time to time, we accumulate intercompany receivables and payables between the U.S. and other subsidiaries. These amounts are denominated in U.S. dollars and although these commitments do not contain firm settlement dates, we have determined that these amounts are being settled on a periodic basis through normal business transactions. As a result of the short-term nature of these amounts, we account for changes in fair value of the underlying receivables or payables related to the U.S. dollar amount in other income (loss) in the accompanying Statements of Operations. Exchange rate gains for fiscal 2006 were $0.2 million related to intercompany receivables/payables and other transactional gains (losses).

We convert the financial statements of our foreign subsidiaries into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars leads to a translation gain or loss. The accumulated effects of foreign translation rate changes related to net assets located outside the U.S. are included as a component of stockholders’ equity. As of March 31, 2006 and 2005 accumulated other comprehensive losses of $1.1 million and $0.7 million consist of foreign currency translation adjustments, net of tax.

Cash and Cash Equivalents

We maintain our cash in depository accounts, money market accounts and commercial paper. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of standard cost, approximating actual cost, or market. Cost is determined by the first-in, first-out method. During the fiscal years ended March 31, 2006, 2005 and 2004, respectively, we recorded charges of $3.9 million, $5.1 million and $5.2 million, respectively, to write off the value of obsolete and excess inventory. These charges were included in cost of revenues. In the fiscal years ended March 31, 2006, 2005 and 2004 we recognized benefits of $3.6 million, $7.2 million and $10.6 million from the sale of inventory that had been previously written-off.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, generally three to five years. The Company’s policy is to depreciate machinery, laboratory and test equipment over three years, and to depreciate office furniture and fixtures and capitalized software over five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms. Depreciation and amortization expense on property and equipment for fiscal years 2006, 2005 and 2004 was $1.8 million, $2.7 million and $4.2 million, respectively. All repair and maintenance costs are expensed as incurred.

Goodwill, Intangibles and Other Assets, Net

Included in other assets is the value of our patent portfolio, stated at cost, net of accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the patents, generally five years. Amortization on our patent portfolio for fiscal years, 2006, 2005 and 2004 was $0.6 million, $0.8 million and $0.7 million, respectively.

We obtained certain intangible assets in the acquisition of Sensys Instruments Corporation, or Sensys. These intangible assets included developed technology, a development contract and a trade name and were being amortized on a straight-line basis over the estimated useful lives of two to five years. We have adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” We conducted impairment reviews of goodwill and other intangible assets in fiscal 2004. For fiscal year 2004, we recorded intangible asset amortization expense (excluding patents) of $1.8 million. As of March 31, 2006 and 2005, the net book value of goodwill and other intangible assets (excluding patents) was $0.

Long-Lived Assets

We perform a review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. As of March 31, 2006, we performed SFAS No. 144 impairment analysis of the long-lived assets and concluded that there was no impairment identified.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. Research and development expenses include employee compensation costs, project materials, consulting, equipment costs, including charges for the use of the Company’s own products for design verification and test purposes, amortization of capitalized patents, facilities and information systems allocations, and other spending such as travel and office supplies.

Stock-Based Compensation

The Company has several stock option plans under which non-qualified and incentive stock options have been granted to employees and non-employee directors. The Company also has an employee stock purchase plan. The

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the related Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation An Interpretation of APB Opinion No. 25”. The Company has adopted the disclosure-only alternative of Statement of Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”).

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and a pro forma illustration of the effect on net loss and net loss per share if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In arriving at an option and stock purchase right valuation, the Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price. For the years ended March 31, 2006, 2005 and 2004, the following weighted average grant-date fair value of our stock options granted under our stock option plans was $0.96, $2.33 and $1.86 per share, respectively. These values were estimated using the Black-Scholes price model with the following assumptions:

	Fiscal Years Ended
	March 31,
	2006	2005	2004

Assumptions for Estimating Fair Value of Option Grants
Risk-free interest rate	4.1%	3.1%	4.0%
Expected dividend yield	—	—	—
Expected volatility	76%	86%	118%
Expected life in years	4.0	4.5	3.9

For the years ended March 31, 2006, 2005 and 2004, the following weighted average grant-date fair value of our stock purchase rights granted under our employee stock purchase plans was $0.62, $0.52 and $0.24 per share, respectively. These values were estimated using the Black-Scholes price model with the following assumptions:

	Fiscal Years Ended
	March 31,
	2006	2005	2004

Assumptions for Estimating Fair Value of ESPP Purchase Rights
Risk-free interest rate	4.2%	1.7%	0.9%
Expected dividend yield	—	—	—
Expected volatility	68%	63%	125%
Expected life in years	1.1	1.2	1.3

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation costs been determined based upon the fair value at the grant date for awards under the stock option plans and employee stock purchase plan, consistent with the methodology prescribed under SFAS No. 123, our pro forma net loss and pro forma net loss per share under SFAS No. 123 would have been:

	Fiscal Years Ended March 31,
	2006		2005	2004
	(In thousands, except per share data)

Pro forma Net Loss Under SFAS No. 123
Net loss available to common stockholders (in thousands)
As reported	$(9,198)		$(6,821)	$(18,093)
Add: Stock-based employee compensation expense (benefit) included in the determination of net loss, net of tax, as reported	(297)		(299)	1,318
Deduct: Stock-based employee compensation expense as determined using the fair value method	(1,556	)(1)	(4,009)	(4,459)

Pro forma net loss available to common stockholders	$(11,051)		$(11,129)	$(21,234)

Basic and diluted loss per share
As reported	$(0.25)		$(0.19)	$(0.56)
Pro forma	$(0.30)		$(0.31)	$(0.66)

(1)	The decrease in pro-forma stock-based compensation expense in fiscal 2006 relates to a benefit from unvested options resulting from our restructuring in fiscal 2006 and the scheduled full vesting of options issued under the employee option exchange program that occurred in fiscal 2004 (See Note 11; titled “Stock Options, Common Stock and Warrants”).

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

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R) (revised 2004), “Share Based Payment.” SFAS 123(R) is a revision of FASB 123 and supersedes APB No. 25. SFAS 123(R) establishes standards for the accounting for

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair market value of the entity’s equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award over the period during which an employee is required to provide service for the award. The grant-date fair market value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123(R)requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair market value and that the fair market value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of SFAS 123(R) for the Company is for the first annual period beginning after June 15, 2005, i.e. the Company’s fiscal year ending March 31, 2007. Although the Company has not yet determined whether the adoption of SFAS 123(R)will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123(R) and expects the adoption to have a significant impact on its consolidated statement of operations.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expenses, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R), and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123(R). The Company is currently evaluating the impact that SAB 107 will have on its results of operations and financial position when adopted in fiscal 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ended March 31, 2007. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial statements.

2.	Balance Sheet Components

	March 31,
	2006	2005
	(In thousands)

Inventories:
Raw materials and field service inventory	$11,136	$11,339
Systems in process	6,265	9,700
Finished systems	3,648	4,537
Inventory at customer locations	1,304	5,294

Total inventories	$22,353	$30,870

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2006	2005
	(In thousands)

Property and equipment:
Laboratory and test equipment	$4,053	$4,659
Office furniture and equipment	10,241	10,802
Machinery and equipment	728	709
Leasehold improvements	7,218	8,649

Total property and equipment	22,240	24,819
Accumulated depreciation and amortization	(21,451)	(21,843)

Total property and equipment, net	$789	$2,976

During the fiscal year ended March 31, 2006, the Company disposed of equipment having a gross value of $2.8 million and accumulated depreciation of $2.1 million. During the fiscal year ended March 31, 2005, the Company disposed of equipment having a gross value of $1.8 million and accumulated depreciation of $1.8 million.

	March 31,
	2006	2005
	(In thousands)

Accrued liabilities:
Accrued compensation and related expenses	$3,078	$3,352
Accrued warranty	1,244	1,656
Commissions payable	1,928	1,830
Income taxes payable	4,696	4,972
Restructuring liabilities	817	178
Accrued auditing	831	148
Accrued sales and property taxes	306	291
Other accrued liabilities	742	3,357

Total accrued liabilities	$13,642	$15,784

3.	Net Loss Per Share

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the computation of net loss per share of common stock:

	Fiscal Years Ended March 31,
	2006	2005	2004
	(In thousands)

Numerator:
Net loss available to common stockholders	$(9,198)	$(6,821)	$(18,093)

Denominator:
Weighted shares outstanding used for basic and diluted loss per share	36,734	35,912	32,387

The following table summarizes securities outstanding, in absolute number, as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

	March 31,
	2006	2005	2004
	(In thousands)

Stock options	5,137	6,172	5,532
Warrants	1,722	47	79
Series B redeemable convertible preferred stock (assuming conversion to common shares)	7,374	—	—

The stock options outstanding at March 31, 2006, 2005 and 2004 that we excluded from the above calculation, had a weighted average exercise price of $3.66, $3.66 and $3.81 per share, respectively. The warrants outstanding at March 31, 2006, 2005 and 2004 that we excluded from the above calculation, had a weighted average exercise price of $1.62, $3.82 and $3.68 per share, respectively.

4.	Financing Arrangements

In June 2003, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank, (“SVB”). The Loan Agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The Loan Agreement’s credit facility allows the Company to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (9.25% as of March 31, 2006). The EXIM revolving line allows the Company to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (9.5% as of March 31, 2006).

On June 10, 2005, the Company and SVB entered into an Amended and Restated Loan and Security Agreement (“Restated Loan Agreement”) and a Streamline Facility Agreement that renewed the $15.0 million revolving line of credit to the Company and extended the maturity to June 11, 2007. The Restated Loan Agreement’s revolving line of credit can be utilized by the Company to (i) borrow funds for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts and (iv) support certain cash management services. The Company’s borrowings under the guaranteed credit facilities are secured by substantially all of the Company’s assets, including intellectual property. The Company has approximately $1.4 and $3.2 million, respectively, as of March 31, 2006 and 2005 in outstanding letters of credit under the Restated Loan Agreement. No amounts have been drawn against the standby letters of credit.

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 30, 2005, the Company and SVB entered into a First Modification to Loan and Security Agreement (the “First Modification”) to the Restated Loan Agreement. The First Modification amends the Restated Loan Agreement by (i) creating a $5.0 million term loan facility (the “Term Loan Facility”), (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. In accordance with the terms of the First Modification, the aggregate commitments available to be borrowed by the Company under the Term Loan and the existing formula based revolving line of credit will not exceed $15.0 million (which is restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders). The Company is in compliance with all the covenants in the Restated Loan Agreement and First Modification as of March 31, 2006.

Also on September 30, 2005, the Company borrowed $5.0 million under the Term Loan Facility. The Company is required to commence principal payments plus accrued interest on the outstanding balance in 24 equal installments commencing on October 31, 2006 and continuing until September 30, 2008. The outstanding balance accrues interest at an interest rate equal to SVB’s prime rate plus 2.50% (10.25% as of March 31, 2006). Though the term loan has a stated maturity of September 2008, the outstanding balance has been classified as a current liability at March 31, 2006, primarily due to the Material Adverse Change clause included in the First Modification that permits the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.

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

In connection with the First Modification, the Company issued SVB a warrant to purchase 115,000 shares of the Company’s common stock at an exercise price of $1.71 per share, which expires on September 30, 2010. The Company utilized the Black-Scholes model to determine the estimated fair value of the warrant issued assuming the following assumptions; volatility of 74%, ex-dividend rate of zero, risk free interest rate of 4.18% and contractual life of five years. The resulting fair value was applied to the outstanding Term Loan Facility balance applying a pro-rata percentage of the total value of the borrowings received, recording the warrants as a debt discount of approximately $0.1 million against the outstanding balance. The debt discount will be amortized as interest expense over the life of the Term Loan Facility.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

The domestic and foreign components of income (loss) before provision (benefit) for income taxes are as follows:

	Fiscal Years Ended March 31,
	2006	2005	2004
	(In thousands)

Domestic and foreign components of income (loss) before provision (benefit) for income taxes:
Domestic	$(7,996)	$(6,474)	$(16,999)
Foreign	(897)	115	(1,094)

Total	$(8,893)	$(6,359)	$(18,093)

The components of the provision (benefit) for income taxes are as follows:

	Fiscal Years Ended March 31,
	2006	2005	2004
	(In thousands)

Components of the provision (benefit) for income taxes (current):
Federal	$(229)	$—	$—
State	—	11	—
Foreign	85	451	—

Total	$(144)	$462	$—

A reconciliation between the U.S. federal statutory rate and the effective tax rate reflected in the statements of operations is as follows:

	Fiscal Years Ended March 31,
	2006	2005	2004

Reconciliation of US federal statutory rate to the effective tax rate:
Benefit based on federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes	—	(2.8)	(2.8)
Change in valuation allowance	33.2	40.2	30.7
Reduction of tax reserves	(2.6)	—	—
Other	2.8	4.9	7.1

Effective tax rate	(1.6)%	7.3%	—%

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Fiscal Years Ended March 31,
	2006	2005
	(In thousands)

Tax effects of temporary differences:
Deferred tax assets:
Accrued costs and expenses	$10,432	$14,681
Depreciation and amortization	3,188	2,810
Other	1,495	1,042
Net operating loss and tax credit carryforwards	43,586	36,197

Total gross deferred tax assets	58,701	54,730
Less: valuation allowance	(58,701)	(54,730)

Total deferred tax assets	$—	$—

The Company maintains reserves related to estimated tax contingencies associated primarily with income generated by certain foreign operations. For the year ended March 31, 2006, the Company recorded a $0.2 million net tax benefit related to the reduction of tax reserves no longer deemed necessary due to the expiration of the statue of limitations related to certain prior years’ foreign tax filings.

As of March 31, 2006 and 2005, the Company concluded that it is more likely than not that its net deferred tax assets would not be realized through generation of future taxable income. Accordingly, the Company provided a full valuation allowance for all periods presented. The net changes in the total valuation allowance for the years ended March 31, 2006 and 2005 were $4.0 million and $2.1 million, respectively.

At March 31, 2006, we had federal and state net operating losses of $115.1 million and $24.4 million, respectively. The federal and state net operating losses will begin to expire at various dates through 2026 and 2016, respectively.

Under the Internal Revenue Code Section 382, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

At March 31, 2006, we had federal and state research and development tax credits of $0.6 million and $0.8 million, respectively. The federal research and development tax credits will expire at various dates through 2024, while the state research tax credits may be carried forward indefinitely.

6.	Commitments and Contingencies

We lease our facilities under non-cancelable operating leases that require us to pay maintenance and operating expenses, such as taxes, insurance and utilities. As of March 31, 2006, we are required pursuant to the terms of facility leases to maintain two standby letters of credit in amounts of $1.3 million on the primary headquarters and manufacturing facility at 1250 Reliance Way, Fremont, California and $0.1 million on a facility on Kato Road, also in Fremont.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense was approximately $1.2 million, $2.2 million and $2.2 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. At March 31, 2006, future minimum lease payments under non-cancelable operating leases (facilities and equipment leases) are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Contractual obligations
By Fiscal Year March 31:
Operating lease obligations	$2,119	$1,664	$1,514	$1,153	$1,016	$—	$7,466

Operating Leases.  Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct the Company’s business. These leases are non-cancelable and expire at various dates through 2011. Certain of our facility leases include a provision to extend the lease term, including the lease for our primary headquarters and manufacturing facility in Fremont, California, which includes options to extend to February 2021. Our facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, generally market adjusted rates. The Company has approximately $1.5 million ($1.7 million of lease costs accrued net of $0.2 million in anticipated sublease income) associated with restructuring activities and asset retirement obligation as of March 31, 2006, which are included in the future minimum operating lease payments above.

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) during fiscal 2006. SFAS 143 requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon adoption of SFAS 143 the company recorded an asset retirement obligation of $0.5 million for asset retirement obligations related to restoring the J Street and Kato Road facilities to shell condition upon termination of these leases. As of March 31, 2006, sufficient information was not available to estimate the potential asset retirement obligation related to the Reliance Way facility lease that expires in February 2011.

On August 12, 2004, we entered into an agreement with a third party involving a mutual exchange of intellectual property rights, effective July 1, 2004. The mutual exchange of intellectual property rights was the settlement of potential patent litigation between the two parties to the agreement. During the term of the agreement, until either the patents involved expire or the Company stops using that technology, Therma-Wave agreed to pay a royalty of $50,000 for each stand-alone tool shipped by Therma-Wave that uses scatterometry to perform CD measurements and $12,500 for each integrated tool on behalf of a scatterometry product sold. These royalties are adjustable annually for increases in the consumer price index. Amounts due under the agreement have been paid or accrued as liabilities and charged to cost of sales or pre-paid royalties included in other current assets, as appropriate, as of March 31, 2006.

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fiscal Year Ended
March 31, 2006
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

Indemnification

We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but in some instances includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of the intellectual property of a third party. No amounts have been accrued in respect of the indemnification provisions at March 31, 2006, nor have we incurred any losses under such indemnification during the periods covered in this report.

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restructuring, Severance and Other Costs

The following table summarizes activity related to the Company’s continuing restructuring activities for during fiscal 2006 and 2005:

	Liability as of		Payments and	Liability as of
	March 31, 2005	Provision	Reductions	March 31, 2006
	(In thousands)

FY 2006 Restructuring Programs
Severance and workforce reduction	$—	$2,246	$(2,180)	$66
Consolidation of excess facilities	—	1,942	(663)*	1,279
FY 2005 Restructuring Program	178	438	(366)	250

Total	$178	$4,626	$(3,209)	$1,595

*	Includes non-cash fixed asset write-off of approximately $0.6 million related to July 29, 2005 restructuring plan for North American operations.

	Liability as of			Liability as of
	March 31, 2004	Provision	Payments	March 31, 2005
	(In thousands)

Restructuring severance and other costs incurred
Consolidation of facilities	$220	$347	$(389)	$178

At March 31, 2006, restructuring liabilities of $1.6 million recorded were classified $0.8 million as accrued and other liabilities and $0.8 million as other long-term liabilities.

During fiscal 2006, the Company incurred restructuring charges of $4.2 million and $0.4 related to fiscal year 2006 and 2005 restructuring programs, respectively.

Restructuring programs in fiscal year 2006.

During the fiscal year ended March 31, 2006, the Company recorded approximately $4.6 million in charges related to restructuring, severance and other costs. The Company’s provision for severance and workforce reductions consists of approximately $2.2 million for reductions in workforce primarily due to the restructuring of the Company’s Asian, North American and European operations. The Company’s provision for the consolidation of excess facilities includes approximately $0.5 million in office closing costs and approximately $1.5 million related to the Company’s estimate of lease costs associated with vacated facilities, net of anticipated sublease income. The Company’s restructuring activities are discussed further below.

Restructuring of the Company’s Asian operations.

On April 19, 2005, the Company adopted a plan to restructure its Asian operations and entered into an exclusive representative agreement with Hermes-Epitek Corporation. Pursuant to the terms of the agreement, Hermes-Epitek serves as the exclusive representative for the Company’s Therma-Probe and Opti-Probe metrology product lines for China, Malaysia, Singapore and Taiwan (for further information see Note 6 (“Commitments and Contingencies”). In connection with this restructuring plan, the Company incurred severance and related charges of approximately $0.6 million and charges in connection with the closing and write-offs for certain fixed assets of approximately $0.1 million.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring of the Company’s North American operations.

On April 8, 2005, the Company adopted a restructuring plan aimed at increasing the Company’s operating efficiency and reducing corporate expenses. The Company reduced the number of separate internal operating groups from 11 to 6 through a streamlining of its corporate structure. The Company eliminated 24 employees, or approximately 9 percent of its North American workforce. The Company recognized a charge in connection with the restructuring plan related to severance and workforce reduction of approximately $0.7 million, which was paid to employees during the fiscal year ended March 31, 2006.

On July 29, 2005, the Company made the decision to close an additional facility located in Fremont, California. This decision was made in conjunction with the Company’s restructuring plan adopted on April 8, 2005, aimed at increasing the Company’s operating efficiency and reducing corporate expenses. During the second quarter of fiscal 2006, the Company recorded a charge in connection with the facility closing of approximately $1.9 million, related to rent expense net of anticipated sublease income, asset impairment and other related costs to return the building to its original state upon expiration of the lease.

Also in connection with the restructuring plan adopted on April 8, 2005, the Company incurred severance charges by reducing its workforce by 15 employees on July 21, 2005 resulting in a charge of approximately $0.2 million, related to severance and related costs.

On December 13, 2005, the Company announced a reduction in work force by 21 employees at its facility located in Fremont, California. The charge connected with this action is approximately $0.4 million, related to severance and related costs. The charge was recorded during the third quarter of fiscal 2006.

Restructuring of the Company’s European operations.

On December 30, 2005, the Company adopted a plan to restructure its European operations. In connection with such restructuring plan, the Company reduced its workforce by 6 employees and incurred severance and related charges. The charges in connection with the restructuring plan are approximately $0.3 million.

Restructuring program in fiscal year 2005.

On March 31, 2005, the Company had approximately $0.2 million in net restructuring charges accrued as estimated leased facility charges on previously vacated facilities in Santa Clara that are non-cancelable, net of anticipated sublease income to the sublease date. During the year ended March 31, 2006, the Company increased the restructuring provision by approximately $0.4 million and paid the remaining lease payments, net of the recognition for accretion on the net present value calculation, for the lease that expired in March 2006.

8.	Warranty Accrual

Under its warranty obligations, the Company is required to repair or replace defective products or parts, generally at a customer’s site, during the warranty period at no cost to the customer. The warranty period is normally one year from system final acceptance. At the time of systems shipment, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. The actual warranty costs may differ from historical experience, and in those cases, the Company adjusts its warranty

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrual accordingly. Changes in the warranty accrual (included in accrued liabilities) during fiscal 2006 and 2005 are summarized as follows:

		Provisions for
		Warranties		Settlements of
	Beginning	Issued During		Pre-Existing		Ending
	Balance	the Period		Warranties		Balance
	(In thousands)

Warranty Accrual
Fiscal year as of and for the year ended March 31, 2006	$1,656	$1,325	(2)	$(1,737	)(1)	$1,244

Fiscal year as of and for the year ended March 31, 2005	$1,731	$1,629		$(1,704)		$1,656

(1)	Includes $0.2 million assumed by TEL, See Note 6, titled “Commitments and Contingencies.” Additionally, $0.5 million was reclassified to accrued commissions related to the agreement with Hermes.

(2)	Excludes a charge of $0.9 million related to estimated warranty costs for legacy products to be serviced under one of our exclusive agreements. This amount was recorded in cost of revenues. The unpaid portion of $0.1 as of March 31, 2006 is included in accrued liabilities.

Amounts accrued and paid, related to support and warranty under our exclusive representative agreements are included in cost of revenues and commissions payable in the consolidated financial statements.

9.	Intangible and Other Assets

In connection with our acquisition of Sensys Instruments Corporation, effective January 16, 2002, the Company recorded $65.9 million of goodwill and $4.5 million of intangible assets, consisting of developed technology, a development contract and a trade name. The assets were being amortized on a straight-line basis over the original estimated lives of two to five years. During the fiscal year ended March 31, 2004, due to the termination of a development agreement, we accelerated the amortization on $1.5 million of the related development contract intangible assets.

Amortization of these acquisition-related intangible assets was $0 for the fiscal years ended March 31, 2006 and 2005 and $1.8 million for the fiscal year ended March 31, 2004 and the net carrying amount of these acquisition-related intangible assets was $0 as of March 31, 2006 and 2005.

Capitalized patent acquisition costs and long-term lease and vendor deposits are included in non-current other assets, net. Capitalized patent acquisition costs are amortized over the estimated useful life of the patent, generally five years. Amortization of patent assets was $0.6 million, $0.8 million and $0.7 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The remaining unamortized balance was $0.4 million and $1.1 million as of March 31, 2006 and 2005, respectively. The remaining unamortized balance will be fully expensed in fiscal year 2007.

10.	Mandatorily Redeemable Convertible Preferred Stock

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fiscal Year Ended
March 31, 2006
(In thousands)

Redeemable convertible preferred stock	$10,400
Less:
Issuance costs	609
Fair value of warrants at issuance (see “Warrants”)	1,634
Fair value of embedded derivative features at issuance (see “Embedded Derivatives”)	484
Beneficial conversion feature (see “Conversion”)	1,115

Subtotal	$3,842
Plus:
Accrued unpaid dividends (see “Dividends”)	156
Accretion of discount to redemption value	226

Convertible preferred stock	$6,940

The Company records accretion of the Series B Preferred discount to its redemption value, at the first fixed redemption date of November 22, 2010, using the effective interest method. Total accretion of the discount to the Series B Preferred redemption value was recorded to the accumulated deficit and to the net loss attributable to common stockholders, amounting to $0.2 million as of March 31, 2006.

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board Nomination Rights

Effective November 22, 2005, the purchasers or Series B Preferred stockholders (the “Purchasers”) are entitled to nominate two representatives to our board of directors, and in the event the Company’s cash and cash equivalents fall below $15,000,000 as of the end of a fiscal quarter as reported on the Company’s balance sheet included in the Form 10-Q or Form 10-K for such quarter, the Purchasers shall be entitled to designate one additional director (or such greater number of directors that equals the minimum number of directors necessary such that the aggregate number of directors equals at least 30% of the then sitting board members of the Company’s board of directors);provided, however, that in no event will the percentage of board seats that the Purchasers are entitled to elect exceed their proportion of ownership of the voting securities of the Company. In the event the Purchasers hold less than 50% of the number of shares of Series B Preferred originally held by them, the Purchasers will be entitled to elect a single director. In the event the Purchasers hold less than 20% of the number of shares of Series B Preferred originally held by them, the Purchasers shall cease to have the right to elect any directors. Such directors will also be entitled to participate in certain board committees.

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

During the year ended March 31, 2006, the Company recorded preferred stock dividends of approximately $223,000 as an increase to the net loss available to common stockholders. in the accompanying consolidated statement of operations. Of this amount, approximately $156,000 remained unpaid and is included in the carrying value of the Series B Preferred as of March 31, 2006.

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

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If the issuance is dilutive, in lieu of the Conversion Price adjustment, each holder of Series B Preferred may require the Company to redeem the outstanding shares of Series B Preferred at the Liquidation Value plus accrued and unpaid dividends. This redemption feature has been determined to be an embedded derivative (See “Embedded Derivatives” below).

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain convertible Instruments,” and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios,” the Company recorded a deemed dividend BCF because the accounting conversion price of the Series B Preferred, after taking into account the fair value of the warrants and the embedded derivatives (See below), was less than the closing price of the Company’s Common Stock, which was $1.40 per share on the closing date of the Series B Preferred financing. The deemed dividend BCF of approximately $1.1 million was recorded as a further discount to the convertible preferred stock and an increase to shareholders’ equity. The BCF and fair value of the warrants and issue costs will be accreted to retained earnings over five years, to the mandatory redemption date of the securities, using the effective interest method.

In addition, since the Series B preferred stock has a conversion price that is variable based on a contingent future event such as a subsequent round of financing, a liquidation or a change in control of the Company, or other factors as outlined by the Preferred Stock Agreement, the Company will evaluate on a periodic basis if any of these triggering events have occurred, to then determine if there is any positive intrinsic value between the conversion price and the market value, and upon occurrence of such event, a deemed dividend beneficial conversion feature (“BCF”), would be recognized in the financial statements at that date.

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

At each Series B Preferred stockholder’s option, the Company may be obligated to redeem the outstanding shares of Series B Preferred immediately prior to a change of control. Each holder of Series B Preferred then outstanding may require the Company to redeem in cash such holder’s outstanding shares of Series B Preferred at a price per share equal to the greater of (a) the Liquidation Value plus any accrued and unpaid dividends or (b) the amount such holder of Series B Preferred would have received in a liquidation of the Company had they converted such shares into shares of Common Stock immediately prior to such liquidation. This redemption feature has been determined to be an embedded derivative (See “Embedded Derivatives” below).

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warrants

In connection with the November issuance of Series B Preferred, the Company issued warrants to purchase 1,560,000 shares of Common Stock for $1.55 per share, subject to adjustment further based on the provisions described in the warrant agreement. Such warrants are outstanding at December 31, 2005 and expire in 2010. Using the Black-Scholes pricing model, the Company determined that the fair value of the warrants was approximately $1.6 million at the date of grant (assumptions used were 4.34% interest rate, 98.35% volatility and 5 year contractual term). The warrants are classified as a liability as required by SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity,” due to terms of the warrant agreement, which contain a contingent share redemption provision in the event of a change of control of the Company. The warrants are measured at fair value both initially and in subsequent periods. Subsequent changes in the fair value of the warrants will be recognized in current earnings under “other income (expense)” in the consolidated statement of operations. The change in fair value for the year ended March 31, 2006 resulted in the expense of $0.2 million. At March 31, 2006, the fair value of the warrant liability was $1.9 million.

Embedded Derivatives

In connection with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” there are two contingent cash redemption features included in the Purchase Agreement which constitute embedded derivatives that require bifurcation from the carrying value of the Series B Preferred mezzanine-classified securities and separation classification as liabilities. These two cash redemption features are contingent upon a change in control of the Company, and upon a subsequent dilutive round of equity financing, respectively. The Company initially estimated the value of these embedded derivatives to be approximately $1.0 million at issuance date, based upon management’s preliminary estimates. As of March 31, 2006, the Company adjusted this preliminary estimate to $0.5 million with the assistance of a valuation performed by an independent valuation firm. The change in this valuation increased the carrying value of the Series B Preferred mezzanine-classified securities and decreased the value of the embedded derivatives recorded as a liability by $0.5 million. The reduction in the fair value of the embedded derivatives from January 1, 2006 to March 31, 2006 was recognized as other income of $0.1 million in the accompanying consolidated statement of operations. At March 31, 2006, the fair value of the embedded derivatives were $0.3 million.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of our stock option activity, and related information for the years ended March 31, 2006, 2005 and 2004 are as follows:

	Stock Options
	Options		Weighted
	Available for	Number of	Average
	Future	Options	Exercise Price
	Issuance	Outstanding	Per Option

Stock Option Activity
Balance at March 31, 2003	884,013	5,756,357	$8.27
Authorized	1,293,755	—	—
Granted	(3,174,844)	3,174,844	2.45
Exercised	—	(96,558)	1.44
Cancelled	3,302,576	(3,302,576)	10.35

Balance at March 31, 2004	2,305,500	5,532,067	$3.81
Authorized	358,254	—	—
Granted	(1,513,870)	1,513,870	3.55
Exercised	—	(176,437)	1.27
Cancelled	697,904	(697,904)	5.24

Balance at March 31, 2005	1,847,788	6,171,596	$3.66
Authorized	368,045	—	—
Granted	(1,201,400)	1,201,400	1.63
Exercised	—	(452,030)	0.88
Cancelled	1,784,311	(1,784,311)	3.00

Balance at March 31, 2006	2,798,744	5,136,655	$3.66

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding as of March 31, 2006:

				Total Exercisable
	Total Stock Options Outstanding			Stock Options
	Weighted		Weighted		Weighted
	Average		Average		Average
	Remaining		Exercise		Exercise
	Contractual	Stock Options	Price per	Number of	Price per
	Life (Years)	Outstanding	Option	Options	Option

Summary of Outstanding Options as of March 31, 2006
Range of exercise prices:
$0.42 - $0.42	6.94	400,000	$0.42	300,000	$0.42
$0.47 - $0.47	7.05	260,774	0.47	173,471	0.47
$0.60 - $0.66	6.84	506,000	0.66	390,290	0.66
$1.23 - $1.58	9.28	410,157	1.46	8,057	1.29
$1.64 - $2.00	9.06	539,463	1.91	59,073	1.98
$2.38 - $2.38	1.44	645,769	2.38	645,769	2.38
$2.48 - $3.51	7.99	683,595	3.06	336,980	2.95
$3.66 - $3.90	8.35	521,922	3.70	214,407	3.71
$4.15 - $4.70	7.53	361,061	4.20	231,036	4.20
$6.37 - $8.93	3.72	277,169	7.89	236,017	8.16
$10.68 - $15.89	1.92	465,430	12.38	465,428	12.38
$21.31 - $27.50	4.23	65,315	23.25	65,315	23.25

Total	6.31	5,136,655	$3.66	3,125,843	$4.51

For the years ended March 31, 2006, 2005 and 2004, the following weighted average grant-date fair value of our stock options granted under our stock option plans was $0.96, $2.33 and $1.86, respectively (see Note 1 for assumptions used in Black-Scholes pricing model).

Material grants of equity instruments, including options, issued to non-employees are accounted for under FAS 123 and EITF 96-18. The Company has issued fewer than 50,000 such options in its history.

Employee Stock Purchase Plan.  In connection with the initial public offering, we also adopted the 2000 Employee Stock Purchase Plan, whereby employees may purchase shares of common stock, at a discounted price through payroll deductions or lump sum cash payments. The Company has reserved 3,500,000 shares of common stock for issuance under the 2000 Employee Stock Purchase Plan. A total of 249,190, 640,764 and 510,952 shares of common stock have been issued under the 2000 Employee Stock Purchase Plan for the years ended March 31, 2006, 2005 and 2004, respectively and as of March 31, 2006, 1,180,662 were available for future issuance.

For the years ended March 31, 2006, 2005 and 2004, the following weighted average grant-date fair value of our stock purchase rights granted under our employee stock purchase plans was $0.62, $0.52 and $0.24, respectively (see Note 1 for assumptions used in Black-Scholes pricing model).

Stock-Based Compensation.  In fiscal 2006, we recognized an employee stock-based compensation net benefit of $0.3 million which was the net benefit related to variable accounting. In fiscal 2005, we recognized an employee stock-based compensation net benefit of $0.3 million which included a benefit of $0.5 million related to variable accounting offset by amortization expense of $0.2 million related to the Sensys acquisition. In fiscal 2004, employee stock-based compensation expense of $1.3 million including expense of $0.7 million related to variable accounting and amortization expense of $0.6 million related to the Sensys acquisition.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Sensys acquisition, we recognized unearned compensation of $3.5 million for stock options granted. Deferred stock-based compensation is amortized to expense over the vesting period using an accelerated method, and may decrease if an employee terminates employment prior to vesting. We recognized stock-based compensation of $0.0 million, $0.2 million and $0.6 million in fiscal 2006, 2005 and 2004, respectively relating to stock-based compensation with respect to the Sensys acquisition.

During the second quarter of fiscal 2004, we commenced and completed an employee stock option exchange program. The voluntary program allowed Therma-Wave employees, excluding officers and directors, to return to the Company existing options issued before July 1, 2002 with an exercise price greater than $2.00 per share and exchange them for new options that were granted on September 10, 2003. The number of new options granted in the employee stock option exchange program was equal to 75% of the number of options canceled in the exchange. The new option grants have a different vesting schedule from the original option grants and have an exercise price equal to $2.38, the fair market value of our common stock on September 10, 2003. Of the 1,366,570 options eligible for exchange, 1,352,108 options, or 99%, were exchanged for 1,014,144 new options with an exercise price of $2.38. These replacement options vested 50% on June 11, 2004, and the remaining 50% on April 11, 2005 or according to the performance vesting schedules of specific option grants.

As a result of the modification to the exercise price of the stock options, the replacement options are accounted for as variable from the date of modification until the option is either exercised, forfeited, canceled or expired. As of March 31, 2006 and 2005, the Company has recorded approximately $0.1 million and $0.2 million, respectively in deferred compensation expense. This charge reflects the new options eligible for exchange, which were outstanding since September 10, 2003, and reflects options issued to eligible participants within the six months prior to or following September 10, 2003. Due to the options requiring variable accounting treatment, expense is being recorded for pro-rata vesting over time of these options based on increases in the stock price over and above the exercise price of the new options. In future quarters, the expense could increase as the pro-rata vesting over time for these shares increases and if the stock price increases. Reductions to expense may also be recorded if the stock price decreases, but such reductions will be limited to the net expense previously reported.

Warrants.  In connection with the Sensys acquisition in January 2002, we assumed warrants to purchase 329,490 shares of our common stock. These warrants were fully exercisable in January 2003. Of the 329,490 warrants, 47,006 warrants, at a weighted average exercise price of $3.82 per share, were still outstanding as of March 31, 2006 and March 31, 2005.

In connection with the First Modification, the Company issued SVB a warrant to purchase 115,000 shares of the Company’s common stock at an exercise price of $1.71 per share, which expires on September 30, 2010. As of March 31, 2006, all warrants were still outstanding (see Note 4).

In connection with the November 2005 issuance of Series B Preferred Stock, the Company issued warrants, exercisable from May 22, 2006 through November 22, 2010 to purchase 150 shares of common stock (1,560,000 shares in aggregate) at an exercise price of $1.55 per share. As of March 31, 2006, all warrants were still outstanding (see Note 10).

The 1,722,006 warrants outstanding as of March 31, 2006 are exercisable at a weighted average exercise price of $1.62 per share for an aggregate purchase value of $2.8 million.

Director Stock Option Agreement.  On November 24, 2004, the Company adopted a Director Stock Option Agreement and an Officer and Other Key Employee Stock Option Agreement, which provide accelerated vesting of options granted to the Company’s directors, officers and certain other key high-level employees, upon a change in control of the Company.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Related Party Transactions

Mr. David Aspnes, a member of our Board of Directors, is also owner and director of Aspnes Associates, Inc. We use Aspnes Associates, Inc. for consulting service on various engineering projects and have paid $7,400, $6,300 and $5,000, respectively to Aspnes Associates, Inc. during fiscal 2006, 2005 and 2004, respectively. Accounts payable to Aspnes Associates, Inc. were $0 as of March 31, 2006 and 2005, respectively.

John D’Errico, a member of our Board of Directors, is a former Executive Vice President, Storage Components of LSI Logic Corporation. Our revenues from sales to LSI Logic Corporation in fiscal 2006, 2005 and 2004 were $340,000, $433,000 and $1,163,000, respectively. As of March 31, 2006 and 2005, the accounts receivable from LSI Logic were $46,000 and $8,000, respectively.

Peter Hanley, a member of our Board of Directors, is also the former President of Novellus Systems, Inc. and is currently advisor to the chairman of the board and chief executive officer of Novellus. Our revenues from sales to Novellus Systems, Inc. in fiscal 2006, 2005 and 2004 were $144,000, $524,000 and $56,000, respectively. As of March 31, 2006 and 2005, the accounts receivable from Novellus Systems, Inc. were $4,000 and $563,000, respectively.

Dr. Nam Pyo Suh, a member of our Board of Directors, is also a director of the Manufacturing Institute at MIT. We used MIT for consulting service on various projects and have incurred and paid $115,000 during fiscal 2006.

As of March 31, 2006 and 2005 the Company had $0.2 million in loans, net of allowances, outstanding to former executives that were made during May and June of 1997. These loans have been netted in the statement of stockholders’ equity. The former executives have pledged their restricted common stock as security for these amounts.

13.	Retirement Plans

We have a retirement plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Discretionary company contributions accrued, which are based on achieving certain operating profit goals, were $0 in each of fiscal 2006, 2005 and 2004, respectively.

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

Within our one operating segment, we have identified two revenue-generating activities for purposes of external reporting: product and services. Both product and services share a similar customer base and economic environment, and share internal operating resources and assets. We do not internally report profitability for each of these revenue-generating activities. Decisions are made on the basis of the impact of the decision on the combined

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of product and services. Therefore, while we have been reporting revenues for the product and services separately, and report cost of sales for each of these two revenue generating activities separately, we do not consider these revenue generating activities to constitute operating segments.

In terms of product revenues, we sell the Therma-Probe and Opti-Probe products. These product lines are manufactured in the same facility, by the same people and share the same economic environments. Specifically, they have in common the nature of the product, the nature of the production processes, the type or class of customer, the methods used to distribute them, and the nature of the regulatory environment. Our systems are all metrology tools used in the semiconductor manufacturing processes, therefore, we consider them to be similar products and believe that their revenues and cost of sales are best presented to investors combined into one financial statement line item, systems, in order for the users of the financial statements to understand our performance, assess our prospects for future net cash flows, and make more informed judgments about the enterprise as a whole.

The following table lists the percentage of net revenues by product family for the years ended March 31, 2006, 2005 and 2004.

	Percentage of
	Net Revenues
	Fiscal Years Ended
	March 31,
	2006	2005	2004

Net Revenues by Product Family
Opti-Probe, including Opti-Probe CD	55%	47%	44%
Therma-Probe	14%	22%	8%
Integra and Other	2%	6%	13%
Service and parts	29%	25%	28%
License	—%	—%	7%

Total	100%	100%	100%

All products and services are marketed in each geographic region in which we operate. Our current product offerings qualify for aggregation under SFAS No. 131 as our products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.

Net revenues from external customers are attributed to individual countries based on the location to which the products or services are being delivered. Revenues from Europe are the sum of net revenues generated in the United Kingdom, Germany, France, Italy, Israel and Ireland, among others, none of which represents greater than 10% of

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total net revenues. The following table summarizes the percentage of our total net revenues by geography for the fiscal years ended March 31, 2006, 2005 and 2004, respectively:

	Fiscal Years Ended
	March 31,
	2006	2005	2004

Net Revenues by Country
United States	31%	29%	28%
Europe	26%	11%	14%
Taiwan	13%	21%	23%
Japan	13%	13%	22%
Korea	9%	14%	5%
China	4%	6%	5%
Singapore	2%	6%	3%
Malaysia	2%	—%	—%

Total	100%	100%	100%

Net revenues in each geographic area are recognized according to our revenue recognition policy as described in Note 1 of these Notes to Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales to customers outside of the United States were $45.7 million, $58.0 million and $47.2 million in fiscal 2006, 2005 and 2004, respectively.

The following is a summary of operations in geographic areas. Other foreign areas include China, Taiwan, Israel and Korea, each of which is individually not material for separate disclosure.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Other
					Foreign
	U.S.	Japan	Korea	UK	Locations	Eliminations	Consolidated

Segment Information (in thousands)
Fiscal Year Ended March 31, 2004
Sales to unaffiliated customers	$57,778	$2,355	$1,444	$1,787	$1,945	$—	$65,309
Transfers between geographic regions	(574)	556	266	655	1,319	(2,222)	—

Total net revenues	$57,204	$2,911	$1,710	$2,442	$3,264	$(2,222)	$65,309

Operating income (loss)	$(16,776)	$(218)	$105	$381	$(493)	$(946)	$(17,947)

Long-lived assets	$4,296	$61	$70	$—	$159	$(22)	$4,564
All other identifiable assets	62,693	2,555	1,761	629	1,123	(9,043)	59,718

Total assets	$66,989	$2,616	$1,831	$629	$1,282	$(9,065)	$64,282

Fiscal Year Ended March 31, 2005
Sales to unaffiliated customers	$71,401	$3,250	$1,554	$2,012	$3,044	$—	$81,261
Transfers between geographic regions	(858)	256	362	354	1,348	(1,462)	—

Total net revenues	$70,543	$3,506	$1,916	$2,366	$4,392	$(1,462)	$81,261

Operating income (loss)	$(6,631)	$(361)	$(75)	$(16)	$53	$494	$(6,536)

Long-lived assets	$2,692	$103	$19	$27	$152	$(17)	$2,976
All other identifiable assets	67,386	3,037	2,103	983	1,266	(10,178)	64,597

Total assets	$70,078	$3,140	$2,122	$1,010	$1,418	$(10,195)	$67,573

Fiscal Year Ended March 31, 2006
Sales to unaffiliated customers	$58,691	$3,230	$1,983	$1,510	$872	$—	$66,286
Transfers between geographic regions	(2,260)	469	585	291	357	558	—

Total net revenues	$56,431	$3,699	$2,568	$1,801	$1,229	$558	$66,286

Operating income (loss)	$(19,245)	$(203)	$185	$(626)	$4	$2,432	$(17,453)

Long-lived assets	$929	$73	$10	$12	$—	$(235)	$789
All other identifiable assets	60,496	2,850	1,826	160	741	(7,484)	58,589

Total assets	$61,425	$2,923	$1,836	$172	$741	$(7,719)	$59,378

At March 31, 2006, 2005 and 2004 elimination of all other identifiable assets of $7.7 million, $10.2 million and $9.0 million, respectively, included elimination of cash advances to subsidiaries of $6.9 million, $6.9 million and $6.9 million, respectively, elimination of intercompany receivables of $0 million, $1.0 million and $0, respectively, and elimination of intercompany inventories of $1.7 million, $2.3 million and $2.1 million, respectively. At March 31, 2006, 2005 and 2004 elimination of long-lived assets of $235,000, $17,000 and $22,000, respectively, represent elimination of intercompany property and equipment.

THERMA-WAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Accounts Receivable Valuation and Qualifying Accounts

	Balance at		Deductions
	Beginning		Including	Balance at
Description	of Period	Additions	Write-Off’s	End of Period
	(In thousands)

Year ended March 31, 2006:
Reserves and allowances deducted from asset accounts
Allowances for doubtful accounts receivable and sales allowances	$715	$133	$74	$774
Year ended March 31, 2005:
Reserves and allowances deducted from asset accounts
Allowances for doubtful accounts receivable and sales allowances	$907	$509	$701	$715
Year ended March 31, 2004:
Reserves and allowances deducted from asset accounts
Allowances for doubtful accounts receivable and sales allowances	$1,553	$658	$1,304	$907

Supplementary Data: Selected Consolidated Quarterly Data

The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended April 2, 2006. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in “Factors Affecting Future Results.”

THERMA-WAVE, INC.
QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2006					Fiscal Year 2005
	Q1(1)	Q2	Q3	Q4(2)	Year(1)	Q1	Q2	Q3	Q4	Year
	(In thousands except per share data)

Net revenues	$17,539	$17,265	$15,428	$16,054	$66,286	$21,151	$22,602	$21,470	$16,038	$81,261
Gross profit	$7,115	$5,944	$5,368	$5,011	$23,438	$10,720	$10,772	$9,102	$6,047	$36,641
Operating profit (loss)	$(5,942)	$(4,294)	$(3,894)	$(3,323)	$(17,453)	$(1,221)	$1,293	$(1,754)	$(4,854)	$(6,536)
Net income (loss)	$2,446	$(4,148)	$(3,840)	$(3,207)	$(8,749)	$(1,169)	$1,317	$(1,911)	$(5,058)	$(6,821)
Net income (loss) available to common stockholders	$2,446	$(4,148)	$(3,938)	$(3,558)	$(9,198)	$(1,169)	$1,317	$(1,911)	$(5,058)	$(6,821)
Net income (loss) per share:
Basic	$0.07	$(0.11)	$(0.11)	$(0.10)	$(0.25)	$(0.03)	$0.04	$(0.05)	$(0.14)	$(0.19)
Diluted	$0.07	$(0.11)	$(0.11)	$(0.10)	$(0.25)	$(0.03)	$0.03	$(0.05)	$(0.14)	$(0.19)

(1)	During the first quarter of the fiscal year ended March 31, 2006 the Company recorded a gain of $8.7 million related to the CCD-i product line that was sold to TEL.

(2)	In the fourth quarter of the fiscal year ended March 31, 2006, the Company recorded a charge of $0.9 million related to estimated warranty costs for legacy products to be serviced under the Hermes-Epitek Corporation agreement. This amount is recorded in cost of revenues.

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures Disclosure Controls and Procedures

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

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 2, 2006. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of April 2, 2006. Notwithstanding the material weakness, our management has concluded that the financial statements included in this annual report on Form 10-K fairly present in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of April 2, 2006. In making its assessment of internal control over financial reporting, our management used the criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness.

As of April 2, 2006, the Company did not maintain effective controls to ensure that journal entries were reviewed and approved. Specifically, the Company did not maintain effective controls over the completeness and accuracy of the recording of journal entries. This control deficiency resulted in audit adjustments to certain inventory balances and warranty accruals in the Company’s third quarter interim consolidated financial statements as well as the 2006 annual consolidated financial statements included in Item 8 of this Form 10-K. This control deficiency could result in a misstatement of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 2, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 2, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

In response to the identification of the material weakness described above, the Company initiated the following corrective actions:

•	Implementing additional monitoring controls used in conjunction with the performance of independent internal reviews of all key account reconciliations, including inventory and warranty related transactions and all corresponding journal entries and related support;

•	Hiring new senior accounting personnel and recruiting additional experienced accounting and finance staff, including an experienced corporate controller and assistant controller, and

•	Enhancing our training programs for accounting staff as well as our overall supervision of finance personnel.

Except as described in the section above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that these corrective actions, taken as a whole, when fully implemented, will mitigate the control deficiencies identified above. However, we will continue to monitor the effectiveness of these actions and will make any changes that management determines appropriate.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning directors and executive officers of Therma-Wave, Inc. will appear in the proxy statement for our 2006 annual stockholders meeting, under the “Election of Directors”, “Corporate Governance Principles and Board Matters”, and “Management” sections. These portions of the proxy statement are incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our officers, directors and employees. The Code of Ethics is incorporated by reference as an exhibit to this annual report on Form 10-K and is also available on our website at www.thermawave.com.

To date, there have been no waivers under our Code of Ethics. We will post waivers, if and when granted, of our Code of Ethics on our website at www.thermawave.com.

Item 11.	Executive Compensation

Information concerning compensation of executive officers of Therma-Wave, Inc. will appear in the proxy statement for our 2006 annual stockholders meeting, under the “Management”, “Compensation Committee Report on Executive Compensation” and “Performance Graph” sections. These portions of the proxy statement are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management will appear in Therma-Wave’s proxy statement for our 2006 annual stockholders meeting, under the “Principal Stockholders” section. This portion of the proxy statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will appear in the proxy statement for our 2006 annual stockholders meeting, under the “Related Party Transactions” section. This portion of the proxy statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in the proxy statement for our 2006 annual stockholders meeting, under the “Independent Public Accountant” section. This portion of the proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this report:

1. Consolidated Financial Statements — See “Item 8. Financial Statements and Supplementary Data”

2. Exhibits:

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 3.1 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 3.1 in Therma-Wave’s quarterly report on Form 10-Q for the period ended September 29, 2002.)
3.3	Amended and Restated By-Laws of Therma-Wave. (Incorporated herein by reference to Exhibit 3.2 in Therma-Wave’s annual report on Form 10-K for the period ended April 1, 2001.)
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock of Therma-Wave dated November 22, 2005 (Incorporated herein by reference to Exhibit 3.3 to Therma-Wave’s Registration Statement on Form S-3 (Registration No. 333-130717).)
4.1	Form of certificate representing shares of Common Stock. (Incorporated herein by reference to Exhibit 4.6 to Therma-Wave’s Registration Statement on Form S-1 (Registration No 333-76019).)
4.2	Registration Rights Agreement, dated as of September 15, 2003, by and among Therma-Wave, Inc. and the holders named therein. (Incorporated herein by reference to Exhibit 4.6 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-110162).)
4.3	Form of Warrants to Purchase Common Stock of Therma-Wave, Inc. (Incorporated herein by reference to Therma-Wave’s Registration Statement on Form S-3 (Registration No. 333-130717).)
10.1	Loan and Security Agreement, dated June 13, 2003, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.2 in Therma-Wave’s annual report for the year ended March 30, 2003.)

Exhibit
Number		Description

10.2		First Modification to the Loan and Security Agreement, dated as of September 30, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.1 in Therma-Wave’s current report on Form 8-K dated October 6, 2005.)
10.3		Loan Modification Agreement, dated as of July 24, 2003 by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.38 to Therma-Wave’s quarterly report for the period ended June 29, 2003.)
10.4		Loan Modification Agreement, dated as of May 4, 2004, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.16 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)
10.5		Loan Modification Agreement, dated as of January 31, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated by reference herein to Exhibit 10.4 to Therma-Wave’s Annual Report on Form 10-K for the period ended April 3, 2005)
10.6		Amended and Restated Loan and Security Agreement, dated June 10, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s current report on Form 8-K dated June 16, 2005.)
10.7		Streamline Facility Agreement, dated June 10, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s current report on Form 8-K dated June 16, 2005.)
10.8		Borrower Agreement, dated as of June 4, 2004, by and between Therma-Wave, Inc. and the Export-Import Bank of the United States. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)
10	.9*	Exclusive Representation Agreement, dated as of April 19, 2005, by and between Therma-Wave, Inc. and Hermes-Epitek Corporation (Incorporated herein by reference to Exhibit 10.8 to Therma-Wave’s annual report on Form 10-K for the period ended April 3, 2005.)
10.10		Lease Agreement, dated as of May 26, 1995, by and between Therma-Wave and Sobrato Interests. (Incorporated herein by reference to Exhibit 10.14 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10.11		Lease between Minos Management, Inc. as Landlord, and Therma-Wave as Tenant, dated May 31, 2000. (Incorporated herein by reference to Exhibit 10.32 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
10.12		Agreement between Therma-Wave, Inc. and KLA-Tencor Corporation effective as of July 1, 2004. (Incorporated by reference to Therma-Wave’s current report on Form 8-K filed August 27, 2004.)
10	.13#	Form of Indemnification Agreement with directors and executive officers. (Incorporated herein by reference to Exhibit 10.12 to Therma-Wave’s Annual Report on Form 10-K for the period ended April 3, 2005.)
10	.14#	Therma-Wave Executive Deferred Compensation Plan, effective January 1, 2000. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
10	.15#	1997 Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.20 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10	.16#	1997 Employee Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.30 to Therma-Wave’s Registration Statement on Form S-1 (Registration No 333-76019).)
10	.17#	1997 Special Employee Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)
10	.18#	2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.22 to Therma-Wave’s annual report on Form 10-K for the period ended March 31, 2000.)
10	.19#	Amendment No. 1 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.2 in Therma-Wave’s Registration Statement on Form S-8 (Registration No. 333-83282).)
10	.20#	Amendment No. 2 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 in Therma-Wave’s current report on Form 8-K filed August 27, 2004.)

Exhibit
Number		Description

10	.21#	Amendment No. 3 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.2 in Therma-Wave’s Registration Statement on Form S-8 (Registration No. 333-83282).)
10	.22#	Amendment No. 4 to Therma-Wave, Inc. 2000 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to Therma-Wave’s annual report on Form 10-K for the period ended April 3, 2005.)
10	.23#	Form of Stock Option Agreement under the 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s current report on Form 8-K filed May 11, 2005.)
10	.24#	Form of Amendment No. 1 to Stock Option Agreement for directors under the 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.3 in Therma-Wave’s current report on Form 8-K filed August 27, 2004.)
10	.25#	Form of Director Stock Option Agreement adopted November 24, 2004. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s report for the period ended December 26, 2004.)
10	.26#	Amended and Restated 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.1 in Therma-Wave’s current report on Form 8-K dated August 23, 2005.)
10	.27#	Form of Change of Control Severance Agreement for executive officers dated as of October 5, 2005 (Incorporated herein by reference to Exhibit 10.3 to Therma-Wave’s current report on Form 8-K dated October 6, 2005.)
10.28		Change of Control Severance Agreement by and between Therma-Wave and Jon L. Opsal dated as of October 5, 2005 (Incorporated herein by reference to Exhibit 10.3 to Therma-Wave’s current report on Form 8-K dated October 6, 2005.)
10.29		Registration Rights Agreement, dated as of November 22, 2005, by and among Therma-Wave, Inc. and the holders named therein. (Incorporated herein by reference to Exhibit 10.2 to Therma-Wave’s Registration Statement on Form S-3 (Registration No. 333-130717).)
10.30		Stockholders Agreement, dated as of November 22, 2005, by and among Therma-Wave, Inc. and the parties listed on Exhibit A thereto (Incorporated herein by reference to Exhibit 10.3 to Therma-Wave’s Registration Statement on Form S-3 (Registration No. 333-130717).)
10.31		Purchase Agreement by and between Therma-Wave and each of the purchasers listed on Exhibit A thereto dated as of November 18, 2005 (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s Registration Statement on Form S-3 (Registration No. 333-130717).)
10	.32#	Offer Letter, Board Services, dated as of March 12, 2003, from Therma-Wave, Inc. to Papken S. Der Torossian. (Incorporated herein by reference to Exhibit 10.45 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)
10	.33#	Employment Agreement dated as of February 5, 2003, by and between Therma-Wave, Inc. and Boris Lipkin. (Incorporated herein by reference to Exhibit 10.43 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)
10	.34#	Amendment No. 1 to Employment Agreement, dated as of August 21, 2003, between Boris Lipkin and Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 10.39 to Therma-Wave’s quarterly report for the period ended September 28, 2003.)
10	.35#	Amendment No. 2, dated as of March 25, 2004 to the Employment Agreement by and between Therma-Wave and Boris Lipkin. (Incorporated herein by reference to Exhibit 10.9 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)
10	.36#	Employment Agreement, dated as of August 10, 1998, by and between Therma-Wave and L. Ray Christie. (Incorporated herein by reference to Exhibit 10.27 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)
10	.37#	Amendment No. 1 to Employment Agreement, dated as of August 21, 2003, between L. Ray Christie and Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 10.40 to Therma-Wave’s quarterly report for the period ended September 28, 2003.)
10	.38#	Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave, Inc. and Jon L. Opsal. (Incorporated herein by reference to Exhibit 10.9 to Therma-Wave’s registration statement on Form S-4 (Registration No. 333-29871).)

Exhibit
Number		Description

10	.39#	Summary of Compensation for Outside Directors (Incorporated herein by reference to Exhibit 10.36 to Therma-Wave’s annual report on Form 10-K for the period ended April 3, 2005.)
10	.40#	Summary of Compensation Arrangements with Certain Executives. (Incorporated herein by reference to Exhibit 10.37 to Therma-Wave’s annual report on Form 10-K for the period ended April 3, 2005.)
10	.41#	Employment Agreement with Joseph Passarello dated April 8, 2005. (Incorporated herein by reference to Exhibit 10.38 to Therma-Wave’s annual report on Form 10-K for the period ended April 3, 2005.)
21.1		Subsidiaries of Therma-Wave. (Incorporated herein by reference to Exhibit 21.1 to Therma-Wave’s annual report on Form 10-K for the period ended March 30, 2003.)
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions of this exhibit.

#	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Therma-Wave, Inc.

By:	/s/ Boris Lipkin
Boris Lipkin
President, Chief Executive Officer and Director
Dated: June 13, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Boris Lipkin and Joseph J. Passarello, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Papken S. Der Torossian Papken S. Der Torossian	Chairman of the Board	June 13, 2006

/s/ Boris Lipkin Boris Lipkin	President, Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2006

/s/ Joseph Passarello Joseph Passarello	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 13, 2006

/s/ David Aspnes David Aspnes	Director	June 13, 2006

/s/ G. Leonard Baker G. Leonard Baker	Director	June 13, 2006

/s/ John D’Errico John D’Errico	Director	June 13, 2006

/s/ Peter R. Hanley Peter R. Hanley	Director	June 13, 2006

Signature	Title	Date

/s/ Nam Pyo Suh Nam Pyo Suh	Director	June 13, 2006

/s/ Lawrence Tomlinson Lawrence Tomlinson	Director	June 13, 2006

/s/ Gregory Graves Gregory Graves	Director	June 13, 2006

/s/ John Willinge John Willinge	Director	June 13, 2006

Exhibit Index

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to the Exhibit 3.1 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
3.2		Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 3.1 in Therma-Wave’s quarterly report on Form 10-Q for the period ended September 29, 2002.)
3.3		Amended and Restated By-Laws of Therma-Wave. (Incorporated herein by reference to Exhibit 3.2 in Therma-Wave’s annual report on Form 10-K for the period ended April 1, 2001.)
3.4		Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock of Therma-Wave dated November 22, 2005 (Incorporated herein by reference to Exhibit 3.3 to Therma-Wave’s Registration Statement on Form S-3 (Registration No. 333-130717).)
4.1		Form of certificate representing shares of Common Stock. (Incorporated herein by reference to Exhibit 4.6 to Therma-Wave’s Registration Statement on Form S-1 (Registration No 333-76019).)
4.2		Registration Rights Agreement, dated as of September 15, 2003, by and among Therma-Wave, Inc. and the holders named therein. (Incorporated herein by reference to Exhibit 4.6 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-110162).)
4.3		Form of Warrants to Purchase Common Stock of Therma-Wave, Inc. (Incorporated herein by reference to Therma-Wave’s Registration Statement on Form S-3 (Registration No. 333-130717).)
10.1		Loan and Security Agreement, dated June 13, 2003, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.2 in Therma-Wave’s annual report for the year ended March 30, 2003.)
10.2		First Modification to the Loan and Security Agreement, dated as of September 30, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.1 in Therma-Wave’s current report on Form 8-K dated October 6, 2005.)
10.3		Loan Modification Agreement, dated as of July 24, 2003 by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.38 to Therma-Wave’s quarterly report for the period ended June 29, 2003.)
10.4		Loan Modification Agreement, dated as of May 4, 2004, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.16 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)
10.5		Loan Modification Agreement, dated as of January 31, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated by reference herein to Exhibit 10.4 to Therma-Wave’s Annual Report on Form 10-K for the period ended April 3, 2005)
10.6		Amended and Restated Loan and Security Agreement, dated June 10, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s current report on Form 8-K dated June 16, 2005.)
10.7		Streamline Facility Agreement, dated June 10, 2005, by and between Therma-Wave, Inc. and Silicon Valley Bank. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s current report on Form 8-K dated June 16, 2005.)
10.8		Borrower Agreement, dated as of June 4, 2004, by and between Therma-Wave, Inc. and the Export-Import Bank of the United States. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)
10	.9*	Exclusive Representation Agreement, dated as of April 19, 2005, by and between Therma-Wave, Inc. and Hermes-Epitek Corporation (Incorporated herein by reference to Exhibit 10.8 to Therma-Wave’s annual report on Form 10-K for the period ended April 3, 2005.)
10.10		Lease Agreement, dated as of May 26, 1995, by and between Therma-Wave and Sobrato Interests. (Incorporated herein by reference to Exhibit 10.14 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10.11		Lease between Minos Management, Inc. as Landlord, and Therma-Wave as Tenant, dated May 31, 2000. (Incorporated herein by reference to Exhibit 10.32 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)

Exhibit
Number		Description

10.12		Agreement between Therma-Wave, Inc. and KLA-Tencor Corporation effective as of July 1, 2004. (Incorporated by reference to Therma-Wave’s current report on Form 8-K filed August 27, 2004.)
10	.13#	Form of Indemnification Agreement with directors and executive officers. (Incorporated herein by reference to Exhibit 10.12 to Therma-Wave’s Annual Report on Form 10-K for the period ended April 3, 2005.)
10	.14#	Therma-Wave Executive Deferred Compensation Plan, effective January 1, 2000. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s annual report on Form 10-K for the period ended April 2, 2000.)
10	.15#	1997 Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.20 to Therma-Wave’s Registration Statement on Form S-4 (Registration No. 333-29871).)
10	.16#	1997 Employee Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.30 to Therma-Wave’s Registration Statement on Form S-1 (Registration No 333-76019).)
10	.17#	1997 Special Employee Stock Purchase and Option Plan. (Incorporated herein by reference to Exhibit 10.31 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)
10	.18#	2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.22 to Therma-Wave’s annual report on Form 10-K for the period ended March 31, 2000.)
10	.19#	Amendment No. 1 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.2 in Therma-Wave’s Registration Statement on Form S-8 (Registration No. 333-83282).)
10	.20#	Amendment No. 2 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 in Therma-Wave’s current report on Form 8-K filed August 27, 2004.)
10	.21#	Amendment No. 3 to Therma-Wave, Inc. 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.2 in Therma-Wave’s Registration Statement on Form S-8 (Registration No. 333-83282).)
10	.22#	Amendment No. 4 to Therma-Wave, Inc. 2000 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to Therma-Wave’s annual report on Form 10-K for the period ended April 3, 2005.)
10	.23#	Form of Stock Option Agreement under the 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s current report on Form 8-K filed May 11, 2005.)
10	.24#	Form of Amendment No. 1 to Stock Option Agreement for directors under the 2000 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 99.3 in Therma-Wave’s current report on Form 8-K filed August 27, 2004.)
10	.25#	Form of Director Stock Option Agreement adopted November 24, 2004. (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s quarterly report for the period ended December 26, 2004.)
10	.26#	Amended and Restated 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.1 in Therma-Wave’s current report on Form 8-K dated August 23, 2005.)
10	.27#	Form of Change of Control Severance Agreement for executive officers dated as of October 5, 2005 (Incorporated herein by reference to Exhibit 10.3 to Therma-Wave’s current report on Form 8-K dated October 6, 2005.)
10	.28#	Change of Control Severance Agreement by and between Therma-Wave and Jon L. Opsal dated as of October 5, 2005 (Incorporated herein by reference to Exhibit 10.3 to Therma-Wave’s current report on Form 8-K dated October 6, 2005.)
10.29		Registration Rights Agreement, dated as of November 22, 2005, by and among Therma-Wave, Inc. and the holders named therein. (Incorporated herein by reference to Exhibit 10.2 to Therma-Wave’s Registration Statement on Form S-3 (Registration No. 333-130717).)
10.30		Stockholders Agreement, dated as of November 22, 2005, by and among Therma-Wave, Inc. and the parties listed on Exhibit A thereto (Incorporated herein by reference to Exhibit 10.3 to Therma-Wave’s Registration Statement on Form S-3 (Registration No. 333-130717).)
10.31		Purchase Agreement by and between Therma-Wave and each of the purchasers listed on Exhibit A thereto dated as of November 18, 2005 (Incorporated herein by reference to Exhibit 10.1 to Therma-Wave’s Registration Statement on Form S-3 (Registration No. 333-130717).)
10	.32#	Offer Letter, Board Services, dated as of March 12, 2003, from Therma-Wave, Inc. to Papken S. Der Torossian. (Incorporated herein by reference to Exhibit 10.45 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)

Exhibit
Number		Description

10	.33#	Employment Agreement dated as of February 5, 2003, by and between Therma-Wave, Inc. and Boris Lipkin. (Incorporated herein by reference to Exhibit 10.43 in Therma-Wave’s quarterly report on Form 10-Q for the period ended December 29, 2002.)
10	.34#	Amendment No. 1 to Employment Agreement, dated as of August 21, 2003, between Boris Lipkin and Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 10.39 to Therma-Wave’s quarterly report for the period ended September 28, 2003.)
10	.35#	Amendment No. 2, dated as of March 25, 2004 to the Employment Agreement by and between Therma-Wave and Boris Lipkin. (Incorporated herein by reference to Exhibit 10.9 to Therma-Wave’s annual report on Form 10-K for the period ended March 28, 2004.)
10	.36#	Employment Agreement, dated as of August 10, 1998, by and between Therma-Wave and L. Ray Christie. (Incorporated herein by reference to Exhibit 10.27 to Therma-Wave’s Registration Statement on Form S-1 (Registration No. 333-76019).)
10	.37#	Amendment No. 1 to Employment Agreement, dated as of August 21, 2003, between L. Ray Christie and Therma-Wave, Inc. (Incorporated herein by reference to Exhibit 10.40 to Therma-Wave’s quarterly report for the period ended September 28, 2003.)
10	.38#	Executive Stock Agreement, dated as of May 16, 1997, by and between Therma-Wave, Inc. and Jon L. Opsal. (Incorporated herein by reference to Exhibit 10.9 to Therma-Wave’s registration statement on Form S-4 (Registration No. 333-29871).)
10	.39#	Summary of Compensation for Outside Directors (Incorporated herein by reference to Exhibit 10.36 to Therma-Wave’s annual report on Form 10-K for the period ended April 3, 2005.)
10	.40#	Summary of Compensation Arrangements with Certain Executives. (Incorporated herein by reference to Exhibit 10.37 to Therma-Wave’s annual report on Form 10-K for the period ended April 3, 2005.)
10	.41#	Employment Agreement with Joseph Passarello dated April 8, 2005. (Incorporated herein by reference to Exhibit 10.38 to Therma-Wave’s annual report on Form 10-K for the period ended April 3, 2005.)
21.1		Subsidiaries of Therma-Wave. (Incorporated herein by reference to Exhibit 21.1 to Therma-Wave’s annual report on Form 10-K for the period ended March 30, 2003.)
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions of this exhibit.

#	Denotes management contract or compensatory plan.