Form 10-Q
period 2006-07-02
THERMA WAVE INC
filed 2006-08-09
CIK 828119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-26911
THERMA-WAVE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3000561

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer IdentificationNumber)
1250 Reliance Way
Fremont, California 94539

(Address of Principal Executive Offices Including Zip Code)
(510) 668-2200

(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-5 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practical date:

Class	Outstanding as of August 4, 2006
Common stock, $0.01 par value	37,187,815

THERMA-WAVE, INC.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	March 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$18,943	$20,623
Accounts receivable, net of allowances for doubtful accounts of $698 and $774 at June 30, 2006 and March 31, 2006, respectively	15,546	12,701
Inventories	26,478	22,353
Other current assets	1,497	1,621

Total current assets	62,464	57,298
Property and equipment, net	796	789
Other assets, net	1,177	1,291

Total assets	$64,437	$59,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,802	$4,062
Accrued liabilities	13,438	13,642
Deferred revenues	8,360	7,874
Term loan facility, net	4,905	4,896
Warrants and embedded derivatives	1,802	2,178

Total current liabilities	38,307	32,652
Non-current deferred revenues	685	662
Other long-term liabilities	951	1,076

Total liabilities	39,943	34,390

Commitments and contingencies (Note 6)
Series B redeemable convertible preferred stock: $0.01 par value; 10,400 shares authorized; 10,400 shares issued and outstanding at June 30, 2006 and March 31, 2006	7,098	6,940
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,114,679 shares issued and outstanding at June 30, 2006; 37,045,692 shares issued and outstanding at March 31, 2006	371	371
Additional paid-in capital	336,424	336,036
Notes receivable from stockholders	(174)	(174)
Accumulated other comprehensive loss	(1,059)	(1,108)
Deferred stock-based compensation	—	(36)
Accumulated deficit	(318,166)	(317,041)

Total stockholders’ equity	17,396	18,048

Total liabilities and stockholders’ equity	$64,437	$59,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2006	2005
Net revenues
Product	$13,118	$12,720
Service and parts	4,792	4,819

Total net revenues	17,910	17,539
Cost of revenues
Product	7,598	6,419
Service and parts	3,460	4,005

Total cost of revenues	11,058	10,424

Gross profit	6,852	7,115

Operating expenses:
Research and development	3,148	3,837
Selling, general and administrative	4,998	7,753
Restructuring, severance and other	—	1,467

Total operating expenses	8,146	13,057

Operating loss	(1,294)	(5,942)

Other income (expense):
Gain on sale of product line	—	8,550
Interest expense	(200)	(57)
Interest income	198	32
Other, net	312	(96)

Total other income, net	310	8,429

Income (loss) before provision for income taxes	(984)	2,487
Provision (benefit) for income taxes	(173)	41

Net income (loss)	(811)	2,446
Accretion of Series B preferred stock to redemption value including dividends accrued	(314)	—

Net income (loss) available to common stockholders	$(1,125)	$2,446

Net income (loss) per share:
Basic	$(0.03)	$0.07

Diluted	$(0.03)	$0.07

Weighted average common shares outstanding:
Basic	36,784	36,349

Diluted	36,784	37,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended June 30,
	2006	2005
Operating activities:
Net income (loss)	$(811)	$2,446
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of product line	—	(8,550)
Depreciation and amortization of property and equipment	123	716
Amortization of intangible assets	139	185
Fair value adjustment — warrants and embedded derivatives	(376)	—
Stock-based compensation expense (benefit)	340	(159)
Provision (credit) for doubtful accounts receivable	(76)	48
Loss on disposal of property and equipment	—	93
Changes in operating assets and liabilities (excluding assets sold and liabilities assumed):
Accounts receivable	(2,769)	3,511
Inventories	(4,125)	1,969
Other assets	140	(198)
Accounts payable	5,740	(3,395)
Accrued and other liabilities	(320)	(2,379)
Deferred revenues	510	(4,431)

Net cash used in operating activities	(1,485)	(10,144)

Investing activities:
Sale of product line	—	9,950
Purchases of property and equipment	(130)	(40)
Purchase of patents	(41)	(85)

Net cash provided by (used in) investing activities	(171)	9,825

Financing activities:
Proceeds from issuance of common stock	83	276
Payment of Series B preferred stock dividends	(156)	—

Net cash provided by (used in) financing activities	(73)	276

Effect of exchange rates on cash	49	(143)

Net decrease in cash and cash equivalents	(1,680)	(186)
Cash and cash equivalents at beginning of period	20,623	13,419

Cash and cash equivalents at end of period	$18,943	$13,233

Supplementary disclosures:
Cash paid for interest	$137	$223
Cash paid for income taxes	$44	$10
Application of customer deposit to sale of product line	$—	$1,000
Dividends and accretion on Series B convertible preferred stock	$314	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2006
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. (“we”, “our”, the “Company”) and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position at June 30, 2006, the operating results for the three months ended June 30, 2006 and 2005, and the cash flows for the three months ended June 30, 2006 and 2005. These financial statements and notes should be read in conjunction with our audited financial statements and the notes thereto included in our Form 10-K for the year ended April 2, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for our current fiscal year which ends on April 1, 2007.
     The first quarters of fiscal years 2007 and 2006 and our fiscal year 2006 ended on July 2, 2006, July 3, 2005 and April 2, 2006, respectively. For presentation purposes, the accompanying unaudited condensed consolidated financial statements have been shown as ending on the last day of the calendar quarter closest to each of these dates.
Liquidity
     The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We reported operating losses of $17.5 million and $1.3 million for fiscal 2006 and the three months ended June 30, 2006, respectively. We also used $16.2 million and $1.5 million cash in operations for fiscal 2006 and the three months ended June 30, 2006, respectively. Due to our history of losses and operating cash consumption, and uncertain macro-economic conditions worldwide, and other industry and sector factors, we cannot predict how long we will incur further losses or whether we will become profitable again or that the Company’s business will not continue to decline or if its performance will improve. We cannot assure you that our business will not continue to decline or when or if performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 13, 2006, which is included in our Form 10-K for the year ended March 31, 2006. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
     The Company’s principal sources of funds have been and are anticipated to be cash on hand ($18.9 million unrestricted at June 30, 2006), cash flows from operating activities (if any), borrowings under the Company’s bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our recent financing and includes a Material Adverse Change clause) and proceeds from sales of the Company’s capital stock and other sources. The Company continues to examine all aspects of its business for areas of improvement and continues to focus on reducing its fixed cost base and improving the Company’s working capital position to better align its operations with market demand and current sales levels. However, if projected sales do not materialize, the Company will need to further reduce expenses. The Company may require additional equity or debt financing to meet its working capital requirements and to fund research and development activities. There are certain restrictions on the Company’s ability to raise capital pursuant to the Company’s Series B Preferred Stock Financing, as further described in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements titled “Mandatorily Redeemable Convertible Preferred Stock.” If additional funds are raised through the issuance of additional preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on the Company’s operations. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

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
     The Company applies the general revenue recognition criteria of SAB 104, including specifically the customer acceptance determinations described in SAB 104, to determine when the contract’s revenues are realized and earned. The following are the general revenue recognition criteria of SAB 104 and our application of SAB 104:
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
     Collectibility is reasonably assured: The Company recognizes revenues only if we have reasonable assurance that the revenues are collectible.
     Significant terms of our arrangements with the Company’s customers, resellers and distributors usually include:

a.	Systems Sold Through Resellers. The Company accounts separately for the services provided by resellers, including sales services and any post-shipment services that the resellers may be contractually obligated to provide according to the terms of the specific sales contract.

b.	Standard Product Warranty. The Company offers a standard product warranty of one year, usually, beginning on the date of customer final acceptance. Additional periods of warranty are sometimes included in the price of the system sale or are sold separately. When service coverage outside the one-year warranty is included in the price of the system sale, the Company defers the fair market value of that service coverage as a liability for deferred service contract revenues and recognizes those revenues ratably over the service delivery time periods applicable to the contract.

c.	Systems Under Trial and Evaluation Agreements. Revenues are not recognized for shipments of systems under trial and evaluation agreements until the customer places a firm order for the system and all other revenue recognition criteria are satisfied.

d.	Payment Terms. Payment terms usually are net 30 to net 90 days. In rare circumstances, the Company agrees to extended payment terms greater than net 90 days. In those instances, which generally involve foreign sales, revenue recognition is deferred until payment is received.
     When post-shipment service revenues are deferred, the Company defers the cost of these services and recognizes them as expenses at the time the related revenues are recognized. In general, the costs of undelivered elements related to post-shipment installation services consist primarily of labor and overhead. At the time of installation, which generally occurs within the first two to four weeks following shipment, installation labor and overhead are incurred and charged to cost of sales. These costs are recognized as a cost of revenues at the time when the related post-shipment service revenues are recognized.
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
Allowances for Doubtful Accounts Receivable and Sales Allowances
     The Company utilizes estimates when evaluating the allowance for doubtful accounts receivable and potential sales allowances. The Company continuously monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon historical experience, any specific customer collection issues identified, and the aging of the accounts receivable. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that the Company will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.

Recently Issued Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ended March 31, 2007. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The statement clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The statement also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. It amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for the Company for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
     In July 2006, the Financial Accounting Standards Board (FASB) released its final interpretation on uncertain tax positions, FIN 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FAS 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006, which will be fiscal year 2008 for the Company. The Company is currently assessing the impact of adopting this standard.
2. Balance Sheet Components

	June 30,	March 31,
	2006	2006
	(In thousands)
Inventories:
Raw materials and field service inventory	$12,056	$11,136
Systems in process	9,900	6,265
Finished systems	2,428	3,648
Inventory at customer locations	2,094	1,304

Total inventories	$26,478	$22,353

	June 30,	March 31,
	2006	2006
	(In thousands)
Property and equipment:
Laboratory and test equipment	$4,059	$4,053
Office furniture and equipment	10,365	10,241
Machinery and equipment	728	728
Leasehold improvements	7,218	7,218

Total property and equipment	22,370	22,240
Accumulated depreciation and amortization	(21,574)	(21,451)

Total property and equipment, net	$796	$789

     During the three months ended June 30, 2005, the Company disposed of equipment having a gross value of $164,000 and accumulated depreciation of $71,000. There was a loss of approximately $93,000 on these disposals.

	June 30,	March 31,
	2006	2006
	(In thousands)
Accrued liabilities:
Accrued compensation and related expenses	$2,775	$3,078
Accrued warranty	1,179	1,244
Commissions payable	2,292	1,928
Income taxes	4,508	4,696
Restructuring liabilities	515	817
Accrued auditing	292	831
Accrued sales and property taxes	319	306
Other accrued liabilities	1,558	742

Total accrued liabilities	$13,438	$13,642

3. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the net income (loss) for the period and the change in accumulated foreign currency translation adjustments during the period. For the three months ended June 30, 2006 and 2005, comprehensive income (loss) amounted to approximately $(762,000) and $2.3 million, respectively.

	Three Months Ended
	June 30,	June 30,
	2006	2005
Net income (loss)	$(811)	$2,446
Other comprehensive income:
Net change in cumulative translation adjustment	49	(143)

Comprehensive income (loss)	$(762)	$2,303
4. Net Income (Loss) Per Share
     Basic net income (loss) per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as unvested common stock or shares that contingently convert into common stock upon certain events.
     Diluted net income (loss) per share is based on the weighted average number of common shares outstanding and the potential dilution of securities by including stock options, outstanding warrants and convertible preferred stock. Outstanding stock options, warrants and convertible preferred stock are considered dilutive only if their exercise price is less than the closing market price of the Company’s stock at the period end. Additionally, no adjustment is performed for dilutive shares for the period that the Company has experienced a net loss.
     The following table summarizes securities outstanding as of June 30, 2006 and 2005, respectively, which were not included in the calculation of diluted net income (loss) per share for the three months ending June 30, 2006 and 2005, respectively.

	June 30,
	2006	2005
	(In thousands)
Securities Excluded from Diluted Net Income (Loss) per Share
Stock options	5,292	3,869
Warrants	1,722	47
Series B redeemable convertible preferred stock (assuming conversion to common shares)	7,374	—
     Stock options that were excluded from the diluted net income (loss) per share had a weighted average exercise price of $3.57 and $5.02 at June 30, 2006 and 2005, respectively. The warrants outstanding that were excluded from the diluted net income (loss) per share had a weighted average exercise price of $1.62 and $3.82 at June 30, 2006 and 2005, respectively.

     A reconciliation of basic and diluted income (loss) per share is presented below:

	Three Months Ended
	June 30,	June 30,
	2006	2005
Basic:
Net income (loss) available to common stockholders	$(1,125)	$2,446
Weighted shares outstanding	36,784	36,349
Net income (loss) per share	$(0.03)	$0.07
Diluted:
Net income (loss) available to common stockholders	$(1,125)	$2,446
Weighted shares outstanding	36,784	36,349
Effect of dilutive securities:
Stock options, warrants and convertible preferred stock	—	1,083

Diluted weighted shares outstanding	36,784	37,432
Net income (loss) per share	$(0.03)	$0.07
5. Stock-Based Compensation
     Prior to April 3, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance in accounting for our stock compensation, and complied with the disclosure provisions of Statements of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB No. 25, compensation cost was generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock.
     On April 3, 2006, the Company adopted SFAS 123(R) “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all Stock-based awards made to employees and directors based on estimated fair values. Stock-based compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation expense is recognized for equity instruments for which employees do not render the requisite service.
     The Company has decided to use the Modified Prospective Application (MPA) method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in the Company’s previous filings. Accordingly, the Company did not restate its prior period financial statements. Instead, the Company applies SFAS 123(R) for new options granted after the adoption of SFAS 123(R), i.e. April 3, 2006, and any portion of options that were granted after December 15, 1994 and not vested by April 3, 2006. The Company uses the Black-Scholes option pricing model for calculating the fair value of stock compensation under SFAS 123(R).
     The valuation model for stock compensation expense requires the Company to make several assumptions and judgments about the variables to be assumed in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. To the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on outstanding common stock, and has no present intention to do so. The expected life represents the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and historical exercise patterns; expected volatilities are based on historical volatilities of the Company’s common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and the Company has considered various factors when estimating expected forfeitures including historical experience.

     Stock-based compensation expense recorded in the three months ended June 30, 2006 had no effect on cash flows or the provision for income taxes.
     Prior to the adoption of FAS No. 123 (R), the Company recognized forfeitures as they occurred. Upon adoption of FAS No. 123 (R), the Company began estimating future forfeitures and recognizing the effect of such forfeitures on the grant date of the awards. FAS No. 123 (R) requires a one-time cumulative adjustment at the adoption date to record an estimate of future forfeitures on the unvested outstanding awards. Based on the Company’s estimate of the impact future forfeitures on the expense recognized for unvested options at the date of adoption, such one-time cumulative adjustment was immaterial.
Prior to the adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”
     The pro-forma information for the three months ended June 30, 2005 was as follows:

Three Months Ended
June 30, 2005
Pro forma Net Income (loss) Under SFAS No. 123
Net income (in thousands)
As reported	$2,446
Add: Stock-based employee compensation (benefit) included in the determination of net income, as reported	(159)
Deduct: Stock-based employee compensation expense as determined using the fair value method	(249)

Pro forma net income	$2,038

Basic net income per share
As reported	$0.07
Pro forma	$0.06
Diluted net income per share
As reported	$0.07
Pro forma	$0.05
Prior to the adoption of SFAS 123(R), stock-based employee compensation expense (benefit) included in net income (loss) as reported includes amounts for two events: the stock options assumed during the acquisition of Sensys Corporation, and the stock option exchange on September 10, 2003.
Impact of the adoption of SFAS No. 123(R)
     The effect of recording stock-based compensation for the three months ended June 30, 2006 was as follows:

Three Months Ended
June 30, 2006
Stock-based compensation expense by type of award (in thousands):
Employee stock options	$319
Employee stock purchase plan	21

Net effect on net loss	$340

     The effect of stock-based compensation expense on net loss per share was $0.01 per share for the three months ended June 30, 2006.
Valuation Assumptions
     In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Prior to the adoption of FAS 123 (R), the Company used an accelerated method to value its option grants and will continue to value these options using this method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended June 30,
	2006	2005
Assumptions for Estimating Fair Value of Option Grants
Risk-free interest rate	5.0%	3.8%
Expected dividend yield	—	—
Expected volatility	95%	74%
Expected life in years	5.4	3.2
Estimated pre-vesting annual forfeiture rate	14.2%	—
     The weighted average grant-date fair value of our outstanding stock options was $1.24 and $0.84 for the three months ended June 30, 2006 and 2005, respectively.
     The value of stock purchase rights granted under our employee stock purchase plans were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended June 30,
	2006	2005
Assumptions for Estimating Fair Value of ESPP Purchase Rights
Risk-free interest rate	4.1%	3.4%
Expected dividend yield	—	—
Expected volatility	72%	48%
Expected life in years	0.5	0.5
     The weighted average grant-date fair value of our stock purchase rights granted under our employee stock purchase plans was $1.23 and $1.00 for the three months ended June 30, 2006 and 2005, respectively.
     On July 27, 2006, the Company approved certain amendments to the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). As a result of recent changes to applicable accounting rules, employee stock purchase plans offering a discount of more than 5% from the fair market value on the purchase date are subject to compensation expense for financial reporting purposes. In order to avoid this adverse accounting treatment in the future with respect to the ESPP, the Company has modified the pre-determined discount at which shares may be purchased. Commencing with the offering period beginning August 1, 2006, the Company eliminated the look-back period and reduced the purchase discount from 15% to 5%, so that the purchase price for a share purchased under the ESPP will be ninety five percent (95%) of the fair market value of a share of our common stock on the purchase date, which will be the last day of the applicable offering period.
     During the three months ended June 30, 2006, the Company granted approximately 264,000 stock options with an estimated total grant-date fair value of $0.4 million. During the three months ended June 30, 2006, the Company recorded stock-based compensation expense related to stock options of $0.3 million. As of June 30, 2006 the unamortized stock-based compensation balance related to unvested stock options was $2.5 million after estimated forfeitures which will be recognized over an estimated weighted average amortization period of 1.9 years. The total intrinsic value of options exercised, as well as the tax benefits realized as result of employee stock option exercises for the three months ended June 30, 2006 were immaterial. The total fair value of options vested during the quarter ended June 30, 2006 was $1.0 million. The aggregate intrinsic value for in-the-money options outstanding and exercisable as June 30, 2006, based on the $1.31 closing stock price of our common stock was $0.5 million and $0.4 million, respectively. Stock-based compensation capitalized in inventory as of June 30, 2006 was immaterial.
     A summary of our stock option activity, and related information for the years ended March 31, 2006, 2005 and 2004 and the fiscal quarter ended June 30, 2006 are as follows:

	Stock Options
	Options		Weighted
	Available for	Number of	Average
	Future	Options	Exercise Price
	Issuance	Outstanding	Per Option
Stock Option Activity
Balance at March 31, 2003	884,013	5,756,357	$8.27
Authorized	1,293,755	—	—
Granted	(3,174,844)	3,174,844	2.45
Exercised	—	(96,558)	1.44
Cancelled	3,302,576	(3,302,576)	10.35
Balance at March 31, 2004	2,305,500	5,532,067	$3.81
Authorized	358,254	—	—
Granted	(1,513,870)	1,513,870	3.55
Exercised	—	(176,437)	1.27
Cancelled	697,904	(697,904)	5.24

Balance at March 31, 2005	1,847,788	6,171,596	$3.66
Authorized	368,045	—	—
Granted	(1,201,400)	1,201,400	1.63
Exercised	—	(452,030)	0.88
Cancelled	1,784,311	(1,784,311)	3.00

Balance at March 31, 2006	2,798,744	5,136,655	$3.66
Authorized	59,282	—	—
Granted	(264,000)	264,000	1.62
Exercised	—	(3,000)	0.47
Forfeited or expired	105,207	(105,207)	3.06

Balance at June 30, 2006	2,699,233	5,292,448	$3.57
     The following table summarizes information about stock options outstanding as of June 30, 2006:

				Total Exercisable
	Total Stock Options Outstanding			Stock Options
	Weighted		Weighted		Weighted
	Average		Average		Average
	Remaining		Exercise		Exercise
	Contractual	Stock Options	Price per	Number of	Price per
	Life (Years)	Outstanding	Option	Options	Option
Summary of Outstanding Options as of June 30, 2006
Range of exercise prices:
$ 0.42 — $ 0.42	6.69	400,000	$0.42	325,000	$0.42
$ 0.47 — $ 0.47	6.81	247,774	0.47	191,251	0.47
$ 0.60 — $ 0.66	6.60	506,000	0.66	421,915	0.66
$ 1.23 — $ 1.58	9.02	407,157	1.46	68,584	1.45
$ 1.62 — $ 2.00	9.14	780,863	1.82	64,434	1.98
$ 2.38 — $ 2.38	1.19	632,782	2.38	632,782	2.38
$ 2.48 — $ 3.51	7.74	676,935	3.06	375,418	2.96
$ 3.66 — $ 3.90	8.10	501,440	3.70	242,013	3.71
$ 4.15 — $ 4.70	7.30	337,519	4.18	237,434	4.19
$ 6.37 — $ 8.93	3.38	271,233	7.93	236,250	8.16
$10.68 — $15.89	1.67	465,430	12.38	465,428	12.38
$21.31 — $27.50	3.98	65,315	23.25	65,315	23.25

Total	6.23	5,292,448	$3.57	3,325,824	$4.34
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

     Rent expense was approximately $0.3 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, future minimum lease payments under non-cancelable operating leases (facilities and equipment leases) are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
				(In thousands)
Contractual obligations By Fiscal Year March 31:
Operating lease obligations	$1,384	$1,664	$1,239	$1,153	$1,016	$—	$6,456
     Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct the Company’s business. These leases are non-cancelable and expire at various dates through 2011. Certain of our facility leases include a provision to extend the lease term, including the lease for our primary headquarters and manufacturing facility in Fremont, California, which includes options to extend to February 2021. Our facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, generally market adjusted rates. The Company has approximately $1.2 million ($1.4 million of lease costs accrued net of $0.2 million in anticipated sublease income) associated with restructuring activities and asset retirement obligations as of June 30, 2006, which are included in the future minimum operating lease payments above.
     The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) during fiscal 2006. SFAS 143 requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon adoption of SFAS 143 the company recorded an asset retirement obligation of $0.5 million for asset retirement obligations related to restoring the Kato Road facilities to shell condition upon termination of these leases. As of June 30, 2006, sufficient information was not available to estimate the potential asset retirement obligation related to the Reliance Way facility lease that expires in February 2011.
     On August 12, 2004, we entered into an agreement with a third party involving a mutual exchange of intellectual property rights, effective July 1, 2004. The mutual exchange of intellectual property rights was the settlement of potential patent litigation between the two parties to the agreement. During the term of the agreement, until either the patents involved expire or the Company stops using that technology, Therma-Wave agreed to pay a royalty of $50,000 for each stand-alone tool shipped by Therma-Wave that uses scatterometry to perform CD measurements and $12,500 for each integrated tool on behalf of a scatterometry product sold. These royalties are adjustable annually for increases in the consumer price index. Amounts due under the agreement have been paid or accrued as liabilities and charged to cost of sales or pre-paid royalties included in other current assets, as appropriate, as of June 30, 2006.
     Effective April 19, 2005, the Company entered into an exclusive representative agreement with Hermes-Epitek Corporation, under which Hermes-Epitek became our exclusive representative in China, Malaysia, Singapore and Taiwan to sell and service its Therma-Probe and Opti-Probe families of metrology products. The Company pays Hermes-Epitek a commission on the sale of these products when the sales process or purchasing decision was directly influenced by Hermes-Epitek. Additionally, Hermes-Epitek provides customers with support services for the products, including, among other things, installation services and qualification testing. The term of the agreement is for twenty-four months with a provision for automatic renewal for additional twelve-month terms.
     Teltec Semiconductor Technic is our representative in Europe, servicing Italy, Spain, France, Portugal, Belgium, Holland, Switzerland, Germany, Austria, Poland, Russia, United Kingdom, and Eastern Europe.
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

Indemnification
     We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by the Company of third party intellectual property. The Company also concluded certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship and only to the extent consistent with the Company’s bylaws and applicable law. In June 2005, under the terms of the sale of the CCD-i product line to TEL, the Company, under certain circumstances, committed to provide and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of June 30, 2006, we have not incurred any losses under such indemnification provisions during the periods covered in this report and believe that the fair value of our indemnification obligations is not material.
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

7. Financing Arrangements
     In June 2003, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank, (“SVB”). The Loan Agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The Loan Agreement’s credit facility allows the Company to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (9.75% as of June 30, 2006). The EXIM revolving line allows the Company to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (10.0% as of June 30, 2006).
     On June 10, 2005, the Company and SVB entered into an Amended and Restated Loan and Security Agreement (“Restated Loan Agreement”) and a Streamline Facility Agreement that renewed the $15.0 million revolving line of credit to the Company and extended the maturity to June 11, 2007. The Restated Loan Agreement’s revolving line of credit can be utilized by the Company to (i) borrow funds for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts and (iv) support certain cash management services. The Company’s borrowings under the guaranteed credit facilities are secured by substantially all of the Company’s assets, including intellectual property. The Company has approximately $1.4 million as of June 30, 2006 and 2005 in outstanding letters of credit under the Restated Loan Agreement. No amounts have been drawn against the standby letters of credit.
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
     On September 30, 2005, the Company and SVB entered into a First Modification to Loan and Security Agreement (the “First Modification”) to the Restated Loan Agreement. The First Modification amends the Restated Loan Agreement by (i) creating a $5.0 million term loan facility (the “Term Loan Facility”), (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. In accordance with the terms of the First Modification, the aggregate commitments available to be borrowed by the Company under the Term Loan and the existing formula based revolving line of credit will not exceed $15.0 million (which is restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders). The Company is in compliance with all the covenants in the Restated Loan Agreement and First Modification as of June 30, 2006.
     Also on September 30, 2005, the Company borrowed $5.0 million under the Term Loan Facility. The Company is required to commence principal payments plus accrued interest on the outstanding balance in 24 equal installments commencing on October 31, 2006 and continuing until September 30, 2008. The outstanding balance accrues interest at an interest rate equal to SVB’s prime rate plus 2.50% (10.75% as of June 30, 2006). Though the term loan has a stated maturity of September 2008, the outstanding balance has been classified as a current liability at June 30, 2006, primarily due to the Material Adverse Change clause included in the First Modification that permits the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.
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

     In connection with the First Modification, the Company issued SVB a warrant to purchase 115,000 shares of the Company’s common stock at an exercise price of $1.71 per share, which expires on September 30, 2010. The Company utilized the Black-Scholes model to determine the estimated fair value of the warrant issued assuming the following assumptions; volatility of 74%, ex-dividend rate of zero, risk free interest rate of 4.18% and contractual life of five years. The resulting fair value was applied to the outstanding Term Loan Facility balance applying a pro-rata percentage of the total value of the borrowings received, recording the warrants as a debt discount of approximately $0.1 million against the outstanding balance. The debt discount is amortized to interest expense over the life of the Term Loan Facility.
     On July 31, 2006, the Company and SVB entered into a Second Modification to the Loan and Security Agreement (the “Second Modification”) to the Restated Loan Agreement. The Second Modification amends the Restated Loan Agreement by (i) extending the maturity date for the line of credit by one year to June 11, 2008, (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. The Company was in breach of the minimum tangible net worth covenant contained in the Restated Loan Agreement for the month ending May 31, 2006, but received a waiver from SVB for this specific breach. As of June 30, 2006, the Company was in compliance with all the covenants in the Restated Loan Agreement.
8. Restructuring, Severance and Other Costs
     The following tables summarize the changes in restructuring, severance and other costs during the three months ended June 30, 2006 and 2005, respectively:

	Liability			Liability
	as of March			as of June
	31, 2006	Provision	Payments	30, 2006
		(In thousands)
Restructuring severance and other costs incurred
Severance and workforce reduction	$66	$—	$(47)	$19
Consolidation of excess facilities	1,529	—	(371)	1,158

Total	$1,595	$—	$(418)	$1,177	*

	Liability			Liability
	as of March			as of June
	31, 2005	Provision	Payments	30, 2005
		(In thousands)
Restructuring severance and other costs incurred
Severance and workforce reduction	$—	$1,225	$(660)	$565
Consolidation of excess facilities	178	242	(154)	266

Total	$178	$1,467	$(814)	$831	*

*	Include $662,000 and $15,000 classified as long-term as of June 30, 2006 and 2005, respectively.
Severance and workforce reduction.
     During the three months ended June 30, 2006, the Company made payments of $47,000 related to severance and workforce reduction accruals made in prior periods.
     During the three months ended June 30, 2005, the Company recorded approximately $1.2 million in charges related to severance and workforce reduction. In North America, the Company adopted a plan to reduce the number of separate internal operating groups from 11 to 6 through a streamlining of its corporate structure and eliminate 24 employees of its North American workforce, resulting in a charge of approximately $0.7 million. In addition, the Company recorded approximately $0.5 million in charges related to a reduction in Asian operations workforce of 52 employees.
Consolidation of excess facilities.
     During the three months ended June 30, 2006, the Company paid $371,000 related to lease and other facility payments related to consolidation of excess facilities accruals made in prior periods.

     During the three months ended June 30, 2005, the Company recorded approximately $0.2 million in charges related to the consolidation of excess facilities. Of this amount, $0.1 million was expensed in connection with the closing of facilities and write-offs for certain fixed assets related to the Company’s plan to restructure its Asian operations under an exclusive representative agreement with Hermes-Epitek Corporation and $0.1 million related to a liability to a distributor resulting from restructuring of our Asian operations that was settled during the three months ended June 30, 2005.
9. Accrued Warranty
     At the time of shipment, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligations. Our estimate is based primarily on historical experience. Changes in the accrued warranty during the three months ended June 30, 2006 and 2005, respectively, are summarized as follows:

		Provisions
		for Warranties	Settlements
		Issued	Of
	Beginning	During	Pre-Existing	Ending
	Balance	The Period	Warranties	Balance
		(In thousands)
Accrued Warranty
Three Months Ended June 30, 2006	$1,244	$137	($202)	$1,179

Three Months Ended June 30, 2005	$1,656	$104	* ($457)	$1,303

*	Includes $243,000 assumed by TEL. See Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements, entitled “Commitments and Contingencies”.
     Amounts accrued and paid, related to support and warranty under our exclusive representative agreements are included in cost of revenues and commissions payable in the condensed consolidated financial statements.
10. Other Assets, Net
     Capitalized patent acquisition costs are included in non-current other assets, net. Capitalized patent acquisition costs are amortized on a straight-line basis over the estimated useful life of the patent, generally five years. During the three months ended June 30, 2006 and 2005, amortization of patent assets was $0.1 million and $0.2 million, respectively. Amortization of the remaining net book value of our patent portfolio as of June 30, 2006 of $0.3 million is estimated to be completed during fiscal 2007.
11. Mandatorily Redeemable Convertible Preferred Stock
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

Fiscal Quarter Ended
June 30, 2006
(In thousands)
Redeemable convertible preferred stock	$10,400
Less:
Issuance costs	609
Fair value of warrants at issuance (see “Warrants”)	1,634

Fiscal Quarter Ended
June 30, 2006
(In thousands)
Fair value of embedded derivative features at issuance (see “Embedded Derivatives”)	484
Beneficial conversion feature at issuance (see “Conversion”)	1,115

Subtotal	$3,842
Plus:
Accrued unpaid dividends (see “Dividends”)	156
Accretion of discount to redemption value	384

Convertible preferred stock	$7,098

     The Company records accretion of the Series B Preferred discount to its redemption value, at the first fixed redemption date of November 22, 2010, using the effective interest method. Total accretion of the discount to the Series B Preferred redemption value was recorded to the accumulated deficit and to the net loss attributable to common stockholders, amounting to $158,000 for the three months ended June 30, 2006.
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
Board Nomination Rights
     Effective November 22, 2005, the purchasers or Series B Preferred stockholders (the “Purchasers”) are entitled to nominate two representatives to our board of directors, and in the event the Company’s cash and cash equivalents fall below $15,000,000 as of the end of a fiscal quarter as reported on the Company’s balance sheet included in the Form 10-Q or Form 10-K for such quarter, the Purchasers shall be entitled to designate one additional director (or such greater number of directors that equals the minimum number of directors necessary such that the aggregate number of directors equals at least 30% of the then sitting board members of the Company’s board of directors); provided, however, that in no event will the percentage of board seats that the Purchasers are entitled to elect exceed their proportion of ownership of the voting securities of the Company. In the event the Purchasers hold less than 50% of the number of shares of Series B Preferred originally held by them, the Purchasers will be entitled to elect a single director. In the event the Purchasers hold less than 20% of the number of shares of Series B Preferred originally held by them, the Purchasers shall cease to have the right to elect any directors. Such directors will also be entitled to participate in certain board committees.
     On December 15, 2005, Mr. Gregory Graves and Mr. John Willinge were recommended by the Series B Redeemable Convertible Preferred Stockholders and were added to the Board of Directors.
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
     During the three months ended June 30, 2006, the Company recorded preferred stock dividends of approximately $156,000 as an increase to the net loss available to common stockholders in the accompanying condensed consolidated statement of operations. This amount is accrued and unpaid and at the quarter ended June 30, 2006, is included in the carrying value of the Series B Preferred as of June 30, 2006.
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
     In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain convertible Instruments,” and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios,” the Company recorded a deemed dividend BCF because the accounting conversion price of the Series B Preferred, after taking into account the fair value of the warrants and the embedded derivatives (See below), was less than the closing price of the Company’s Common Stock, which was $1.40 per share on the closing date of the Series B Preferred financing. The deemed dividend BCF of approximately $1.1 million was recorded as a further discount to the convertible preferred stock and an increase to shareholders’ equity. The BCF and fair value of the warrants and issue costs will be accreted to accumulated deficit over five years, to the mandatory redemption date of the securities, using the effective interest method.
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
Warrants
     In connection with the November issuance of Series B Preferred, the Company issued warrants to purchase 1,560,000 shares of Common Stock for $1.55 per share, subject to adjustment further based on the provisions described in the warrant agreement. Such warrants are outstanding at June 30, 2006 and expire in 2010. Using the Black-Scholes pricing model, the Company determined that the fair value of the warrants was approximately $1.6 million at the date of grant (assumptions used were 4.34% interest rate, 98.35% volatility and 5 year contractual term). The warrants are classified as a liability as required by SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity,” due to terms of the warrant agreement, which contain a contingent share redemption provision in the event of a change of control of the Company. The warrants are measured at fair value both initially and in subsequent periods. Subsequent changes in the fair value of the warrants will be recognized in current earnings under “other income (expense)” in the condensed consolidated statement of operations. The change in fair value for the three months ended June 30, 2006 resulted in other income of $0.5 million. At June 30, 2006, the fair value of the warrant liability was $1.4 million as compared to $1.9 million as of March 31, 2006.
Embedded Derivatives
     In connection with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” there are two contingent cash redemption features included in the Purchase Agreement which constitute embedded derivatives that require bifurcation from the carrying value of the Series B Preferred mezzanine-classified securities and separation classification as liabilities. These two cash redemption features are contingent upon a change in control of the Company, and upon a subsequent dilutive round of equity financing, respectively. As of June 30, 2006, the Company estimated the fair value of the embedded derivatives at $0.4 million with the assistance of a valuation performed by an independent valuation firm. The increase in the fair value of the embedded derivatives from April 1, 2006 to June 30, 2006 was recognized as other expense of $0.1 million in the accompanying condensed consolidated statement of operations.

12. Segment Information
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
     In terms of systems revenues, we sell the Therma-Probe and Opti-Probe families of products. These product lines are manufactured in the same facility, by the same people and share the same economic environments. Specifically, they have in common the nature of the product, the nature of the production processes, the type or class of customer, the methods used to distribute them and the nature of the regulatory environment. Our systems are all metrology tools used in the semiconductor manufacturing processes; therefore, we consider them to be similar products and believe that their revenues and cost of sales are best presented to investors combined into one financial statement line item, systems, in order for the users of the financial statements to understand our performance, assess our prospects for future net cash flows, and make more informed judgments about the enterprise as a whole.
     All products and services are marketed in each geographic region in which we operate. Our current product offerings qualify for aggregation under SFAS No. 131 as our products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.
     Net revenues from external customers are attributed to individual countries based on the location to which the products or services are being delivered. Revenues from Europe, excluding Germany, are the sum of net revenues generated in the United Kingdom, France, Italy, Israel and Ireland, among others, each of which does not represent greater than 10% of total net revenues. The following table summarizes the percentage of our total net revenues by geography for the three months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,
	2006	2005
Revenues by Country
Germany	5%	38%
United States	42%	22%
Japan	13%	17%
Taiwan	21%	10%
Europe, excluding Germany	2%	7%
Korea	3%	4%
China	5%	1%
Singapore	9%	1%

Total	100%	100%

     Net revenues in each geographic area are recognized according to our revenue recognition policy as described in Note 1 of these Notes to Condensed Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales to customers outside of the United States were $10.4 million and $13.5 million for three months ended June 30, 2006 and 2005, respectively.
     Five customers each accounted for 14%, 14%, 11%, 10% and 10% of our net revenues for the three months ended June 30, 2006. Two customers each accounted for 39% and 13% of our net revenues for the three months ended June 30, 2005.
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

		Other
		Foreign
	U.S.	Locations	Eliminations	Consolidated
Segment Information (in thousands)
Three Months Ended June 30, 2006
Sales to unaffiliated customers	$16,708	$1,202	$—	$17,910
Transfers between geographic regions	294	98	(392)	—

Total net revenues	$17,002	$1,300	$(392)	$17,910

Operating loss	$(999)	$(180)	$(115)	$(1,294)

Three Months Ended June 30, 2005
Sales to unaffiliated customers	$15,112	$2,427	$—	$17,539
Transfers between geographic regions	(430)	552	(122)	—

Total net revenues	$14,682	$2,979	$(122)	$17,539

Operating loss	$(6,355)	$(56)	$469	$(5,942)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our ability to manage our costs and reduce operating expenses, our ability to improve long-term profitability, our ability to provide cost efficiencies and sustain our operations and cash position, our ability to continue the successful development and introduction of new products and improvement of current products, our ability to maintain a level of international sales necessary for such sales to account for a significant portion of our revenue, the charges to be incurred in connection with, and the cost savings resulting from, our restructurings, cost savings from the transaction with TEL, future stock-based employee compensation charges, cash consumption for the second quarter of 2007 and trends in our financial performance. Factors that could cause actual results to differ materially from the forward-looking statements include the cyclicality of our business, the loss of one or more large customers, our ability to protect our intellectual property, our ability to successfully compete against larger companies, our ability to successfully compete in international markets, our ability to access additional capital in the future, our ability to develop new and advanced products in the future, our ability to attract and retain key personnel, our ability to receive supplies from single source suppliers, possible disruptions to our business and the impact on remaining employees of the restructuring activities, disruptions at our manufacturing facilities and general political, economic and stock market conditions and events, both domestically and internationally. These factors and others are described in more detail in our public reports filed with the Securities and Exchange Commission, such as those discussed in the “Factors Affecting Future Results” section of our annual report on Form 10-K for the fiscal year ended April 2, 2006, all quarterly reports on Form 10-Q for the following fiscal quarters, all subsequent current reports on Form 8-K and all of our prior press releases. All forward-looking statements in this quarterly report on Form 10-Q are based on information available to us as of the date hereof, and we assume no duty to update these forward-looking statements.
     Overview
     We develop, manufacturer, market and service process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters to enable semiconductor manufacturers to maintain high overall manufacturing yield, increase their equipment productivity and reduce the size of the circuit features imprinted on the semiconductor to thereby improve the performance of the semiconductor device. Our current product families, Therma-Probe®, Opti-Probe® and Opti-Probe CD™ and RT/CD®, use proprietary and patented technology to provide precise, non-contact, non-destructive measurement for the basic building blocks, or process modules, used in the manufacture of integrated circuits.
     Our services include selling parts, billable service calls, and maintenance contracts related to our metrology products. Service and parts revenues are derived either from the performance of billable service calls, direct sales of parts or service maintenance contracts, which are normally of one-year duration. We do not service any products other than those sold by us.
     At the beginning of fiscal 2006, our Board of Directors and management identified several important initiatives aimed at helping us achieve our key strategic and financial objectives of driving the Company towards ultimately returning to profitability, improving our cash reserves and cash flow, continuing to improve our competitive positioning in the market for leading edge metrology solutions, reducing our overall fixed cost structure and minimizing our dependency on market conditions to achieve breakeven, and, ultimately, increasing stockholder value.

     Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies has a significant impact on the results we report in our consolidated financial statements. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affects our cost of sales and gross margin; the valuation of purchased intangibles, which affects our amortization and impairments of our intangibles; the valuation of deferred income taxes and income taxes payable, which affects our income tax expense and benefit; the valuation of our warrants and embedded derivatives which impact liabilities and other income (expense), and the valuation of variables used in calculating stock-based compensation expense. We also have other key accounting policies, such as our policies for revenue recognition and allowance for doubtful accounts receivable and sales allowances. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. For a discussion of critical accounting policies and estimates, see our annual report on Form 10-K for our fiscal year ended 2006 filed with the SEC on June 15, 2006 with the exception of stock-based compensation as discussed below.
     Stock-Based Compensation
     Effective April 3, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R), which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model, or Black-Scholes, and is recognized as expense over the requisite service period of the award. Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of our stock. We elected to use the modified prospective application method upon implementation and, therefore, have not restated our financial results for prior periods. As a result of adopting SFAS No. 123(R), we recognized $0.3 million of stock-based compensation expense in the fiscal first quarter of 2007. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and restated interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based compensation.”
     Results of Operations
     The following table summarizes our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the fiscal first quarters of 2007 and 2006 were derived from our unaudited condensed consolidated financial statements which, in the opinion of management, reflect all adjustments necessary for the fair statement of the financial condition and results of operations for such periods.

	Three Months Ended June 30,
	2006	2005
Net revenues
Product	73.2%	72.5%
Service and parts	26.8%	27.5%

Total net revenues	100.0%	100.0%
Cost of revenues
Product	42.4%	36.6%
Service and parts	19.3%	22.8%

Total cost of revenues	61.7%	59.4%

Gross profit	38.3%	40.6%

Operating expenses:
Research and development	17.6%	21.9%
Selling, general and administrative	27.9%	44.2%
Restructuring, severance and other	—%	8.4%

Total operating expenses	45.5%	74.5%

Operating loss	(7.2)%	(33.9)%

Other income (expense):
Gain on sale of product line	—%	48.7%
Interest expense	(1.1)%	(0.3)%
Interest income	1.1%	0.2%
Other, net	1.7%	(0.5)%

Total other income, net	1.7%	48.1%

Income (loss) before provision for income taxes	(5.5)%	14.2%
Provision (benefit) for income taxes	(1.0)%	0.2%

Net Income (loss)	(4.5)%	14.0%
Accretion of Series B preferred stock to redemption value including dividends accrued	(1.8)%	—%

Net income (loss)	(6.3)%	14.0%

     Net Revenues. Net revenues for the fiscal first quarter of 2007 were $17.9 million, an increase of $0.4 million or 2.3% from $17.5 million for the fiscal first quarter of 2006. The year over year increase of $0.4 million is net of the recognition of $6.7 million in revenue in the fiscal first quarter of 2006 that had been deferred from shipments in prior quarters related to one customer. These revenues related to the completion of final acceptances and satisfaction of all revenue recognition criteria in accordance with the original terms of the sale. Without the recognition of these deferred revenues, net revenues for the fiscal first quarter of 2006, net revenues would have been $10.8 million.
     Revenue related to upgrades for the fiscal first quarter of 2007 were $1.8 million, an increase of $1.6 million, or 800.0% from $0.2 million for the fiscal first quarter of 2006. The Company has focused on upgrade offerings for its Opti-Probe and Therma-Probe product lines to its existing customers. The sale of the upgrades are allowing customers to extend the life and capabilities of their existing installed tools. This was a key driver towards the increase in our gross margin expansion during the current period.
     Service and parts revenues, which include selling parts, billable service calls, and maintenance contracts related to our metrology products, were slightly lower in the fiscal first quarter of 2007, compared to the fiscal first quarter of 2006 by $27,000, due to a decrease in net revenues from service contracts initially sold with systems during prior periods. Systems (products) revenues are more variable than services revenues in general, because services revenues are generated from our installed base of systems, which fluctuates gradually as the warranty periods of newer systems expire causing those systems to require paid parts and repair services. Older systems are either decommissioned or replaced with newer models.
     Export sales to customers outside of the United States accounted for approximately 58% and 78% of our total net revenues for the fiscal first quarters of 2007 and 2006, respectively. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. The flow of orders and shipments by country are uneven. Therefore, the percentage of revenues by country may vary greatly from period to period. For more information on revenues by country for the first fiscal quarters of 2007 and 2006, respectively, see Note 12 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
     Gross Profit. Gross profit for the fiscal first quarter of 2007 was $6.9 million, a decrease of $0.2 million from gross profit of $7.1 million in the fiscal first quarter of 2006. Product gross margin for the fiscal first quarter of 2007 and 2006 was 42% and 50%, respectively. The year to year decrease in product gross margin is due to higher average selling price on product sold in our fiscal first quarter 2006 partially offset by increases in higher margin upgrade sales and favorable overhead absorption from higher production volume during our fiscal first quarter of 2007. Service and spare parts gross margin for the fiscal first quarter of 2007 and 2006 was 28% and 17%, respectively. Gross margin for service and spare parts sales increased during the fiscal first quarter of 2007 primarily due to a change in our business model from direct customer support to third party support resulting in lower fixed costs. Stock-based compensation expense included in cost of revenues for the fiscal first quarter of 2007 and 2006 were $47,000, and $4,000, respectively.
     Research and Development (R&D) Expenses. R&D expenses, including stock-based compensation expense, for fiscal first quarter of 2007 were $3.1 million, a decrease of $0.7 million from the fiscal first quarter of 2006. The year over year decrease is due to the benefits achieved from the cost reduction program associated with the restructuring activities that we completed in fiscal 2006. Stock-based compensation expense (benefit) included in R&D expenses for the fiscal first quarter 2007 and 2006 were $74,000, and $(178,000), respectively.
     Selling, General and Administrative (SG&A) Expenses. SG&A expenses, including stock-based compensation expense (benefit), for the fiscal first quarter of 2007 were $5.0 million, a decrease of $2.8 million from the fiscal first quarter of 2006 . The year over year decrease in SG&A expenses reflect the benefits achieved from the restructuring activities that we completed in fiscal 2006, offset by the effect of the adoption of SFAS 123(R). In addition, compared to the fiscal first quarter of 2006, SG&A expenses decreased due to the reduction in, and timing of spending on our efforts related to Sarbanes-Oxley Section 404 compliance. Stock-based compensation expense included in SG&A expenses for the fiscal first quarter 2007 and 2006 was $219,000 and $15,000, respectively.
     Restructuring, Severance and Other. We completed a majority of the restructuring of our North American, European, and Asian operations during fiscal 2006 (For further information, see Note 8 of Notes to the Unaudited Condensed Consolidated Financial Statements, entitled “Restructuring, Severance and Other Costs”) and did not incur restructuring expenses for the fiscal first quarter 2007. This compared to $1.5 million incurred for the fiscal first quarter of 2006.
     Stock-Based Employee Compensation. Effective April 3, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.
     We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). We did not restate previously reported amounts.

	Three Months Ended June 30,
	2006	2005
Stock-based compensation expense (benefit) included in:
Cost of revenues	$47	$4
Operating expenses:
Research and development	74	(178)
Selling, general and administrative	219	15

Total operating expneses (benefit)	293	(163)

Total stock-based compensation expense (benefit)	$340	$(159)

     During the three months ended June 30, 2006, we recorded stock-based compensation related to stock options of $0.3 million.
     Other Income (Expense). Other income, net, for the fiscal first quarter of 2007 was $0.3 million, a decrease of $8.1 million from $8.4 million in the fiscal first quarter of 2006. The decrease year over year was due to the gain on sale of a CCD-i product line to TEL of $8.6 million that was recorded in the first fiscal quarter of 2006. In the three months ended June 30, 2006, the largest component of our other income, net, represents income from remeasurement of our embedded derivatives and warrants of $376,000.

     Provision for Income Taxes (Benefit). During the fiscal first quarter of 2007, we recorded a net tax benefit of $0.2 million primarily related to a reduction in income tax reserves no longer needed due to the expiration of statutes offset by foreign and state taxes. This compared to a net tax provision of $41,000 for the fiscal first quarter of fiscal 2006.
     Accretion of Series B Preferred Stock to Redemption Value and Dividends Accrued. In connection with our $10.4 million Series B Redeemable Convertible Preferred Stock (“Series B Preferred”) financing completed during fiscal 2006, we have recorded $0.3 million of charges related to the quarterly dividends and accretion of the Series B Preferred discount for the fiscal first quarter of 2007. The quarterly dividends are based on a 6% dividend rate. The accretion of the discount of the Series B Preferred Stock is to the redemption value of the instrument through the first redemption date in November 2010, using the effective interest rate method. Accretion is based on an implicit interest rate of 9.34%.
Liquidity and Capital Resources
     Our condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We reported net losses and net income available to common stockholders of $1.1 million and $2.4 million in the first quarter of 2007 and 2006, respectively, and used cash in operations of $1.5 million and $10.1 million for the same periods, respectively. We also had an accumulated deficit of $318.2 million as of June 30, 2006. Due to our history of losses and operating cash consumption, including an operating loss of $17.5 million and cash used in operations of $16.2 million for the fiscal year ended 2006, uncertain macro-economic conditions worldwide, and other industry and sector factors, we cannot predict how long we will incur further losses or whether we will become profitable again or that the Company’s business will not continue to decline or if its performance will improve. As a result, our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 13, 2006, which is included in our annual report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the Securities and Exchange Commission. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
     Our principal sources of funds have been and are anticipated to be cash on hand ($18.9 million unrestricted at June 30, 2006), cash flows from operating activities (if any), borrowings under our bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our recent financing and includes a Material Adverse Change clause) and proceeds from sales of our capital stock and other sources. We continue to re-examine all aspects of our business for areas of improvement and continue to focus on reducing our fixed cost base and improving our working capital position to better align with our operations, market demand and current sales levels. However, if projected sales do not materialize, we may need to further reduce expenses. In addition we may require additional equity or debt financing to meet working capital requirements and to fund research and development activities. If future funds are raised through the issuance of additional preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of additional equity securities or debt financing could result in additional dilution to our current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us.
     Our cash balance decreased by $1.7 million during the fiscal first quarter of 2007 from $20.6 million to $18.9 million, primarily due to cash flows used in operating activities, which consumed $1.5 million during the first fiscal quarter 2007. Investments in property and equipment and in our patent portfolio used $0.2 million, and cash proceeds from the exercise of stock options of $0.1 million were offset by the payment of quarterly dividends on our Series B preferred stock. The net decrease in cash of $1.7 million during the fiscal first quarter of 2007 compares to a net decrease in cash during the three months ended June 30, 2006 of $0.2 million, $10.1 million of which was consumed in operating activities during fiscal year 2006. Excluding net cash proceeds from the sale of a CCD-i product line to TEL of $8.95 million in fiscal 2006, our cash balance decreased by $9.1 million for the fiscal first quarter of 2006. For the first fiscal quarter of 2006, we made investments in property and equipment and in our patent portfolio of $0.1 million, which were offset by proceeds of $9.95 million from the sale of our CCD-i product line, including customer deposit applied to sale of the product line. (See Note 6 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, entitled “Commitments and Contingencies”.) Cash raised through the proceeds from the exercise of stock options contributed cash of $0.3 million in the first fiscal quarter of 2006.
     Cash flows used by operating activities were $1.5 million and $10.1 million for the fiscal first quarter of 2007 and 2006, respectively, a decrease in cash used by operating activities of approximately $8.6 million. Net loss in the fiscal first quarter of 2007 was $0.8 million, compared to net income of $2.4 million in the fiscal first quarter of 2006. The net income for the fiscal first quarter of 2006 included a gain on sale of product line of $8.6 million. Operating assets and liabilities for the fiscal first quarter of 2007 decreased $0.8 million compared to a decrease of $4.9 million for the fiscal first quarter of 2006. In the first fiscal quarter of 2006, we decreased our cash used in operations through reduced operating losses, increases in accounts payable, accrued liabilities and deferred revenues, offset by increases in accounts receivable and inventories.
     Accounts payable increased in the fiscal first quarter of 2007, contributing operating cash of $5.7 million, compared to a decrease of $3.4 million in the fiscal first quarter of 2006. This increase was primarily due to increased inventory purchases and timing of payments. Deferred revenues increased by $0.5 million in the fiscal first quarter of 2007 compared to a decrease of $4.4 million in the fiscal first quarter of 2006. Accrued and other liabilities decreased in the fiscal first quarter of 2007, consuming operating cash of $0.3 million, compared to a decrease of $2.4 million in the fiscal first quarter of 2006.
     Increases in inventory were $4.1 million in the fiscal first quarter of 2007 compared to a $2.0 million decrease in inventories in the fiscal first quarter of 2006. The growth in our inventory was to support expected demand. Similarly, accounts receivable increased by $2.8 million in the fiscal first quarter of 2007, compared to a decrease in accounts receivable in the fiscal first quarter of 2006 of $3.5 million, due to the timing of billings in the fiscal first quarter of 2006 compared to the fiscal first quarter of 2007. Days sales outstanding increased to 80 days as of the end of the fiscal first quarter of 2007 from 67 days as of the end of the fiscal first quarter of 2006. Days sales outstanding is calculated based on annualized days sales outstanding divided by ending accounts receivable for the quarter.
     Adjustments to reconcile net income (loss) to net cash used in operating activities included $0.2 million in non-cash gains, net of non-cash expenses in the fiscal first quarter of 2007 compared to $7.7 million of non-cash gains, net of non-cash expenses in the fiscal first quarter of 2006. Net loss for the fiscal first quarter of 2007 included non-cash expenses for depreciation and amortization of $0.3 million, stock-based compensation expense of $0.3 million, benefits for doubtful accounts of $0.1 million and a benefit from changes in fair value of warrants and embedded derivatives of $0.4 million. Net income for the fiscal first quarter of 2006 included a gain on the sale of a product line of $8.6 million. Additionally, non-cash expenses in fiscal 2006 included depreciation and amortization of $0.9 million, stock-based compensation benefit of $0.2 million, provisions for doubtful accounts of $48,000 and loss on disposal of property and equipment of $0.1 million.
     Cash flows used in investing activities were $0.2 million in the fiscal first quarter of 2007 compared to cash flows provided by investing activities of $9.8 million in the fiscal first quarter of 2006. In the fiscal first quarter of 2007, purchases of property and equipment were $0.1 million, up from $40,000 in the fiscal first quarter of 2006. Investments in our patent portfolio were $41,000 in the fiscal first quarter of 2007, down from $0.1 million in the fiscal first quarter of 2006. In addition, cash flows provided by investing activities in the fiscal first quarter of 2006 included proceeds from the sale of a product line, including cash proceeds of $8.95 million and customer deposit applied of $1.0 million.
     Cash flows used in financing activities were $0.1 million in the fiscal first quarter of 2007 compared to cash flows provided by financing activities of $0.3 million in the fiscal first quarter of 2006. We had $0.2 million less in cash generated from the exercise of stock options for the fiscal first quarter of 2007 and paid $0.2 million in dividends related to our Series B preferred stock.
     We expect cash consumption during the second quarter of fiscal 2007 to be in the range of $1.5 million to $2.0 million. Variability in our cash consumption, among other factors, is impacted by the fluctuations in the timing of product shipments and the receipt of cash payments from our customers.
     Commitments
     Our future commitments include equipment operating leases, leases on office and manufacturing space, purchase commitments, minimum royalty payments under certain software license agreements, cancellation fee commitments to vendors related to non-cancelable inventory purchase orders, the redemption of our Series B redeemable convertible preferred stock, and term debt. Future payments due under these obligations as of the end of the fiscal first quarter of 2007 are as follows (in thousands):

	2007					2012
Fiscal Year:	(9 months)	2008	2009	2010	2011	And thereafter	Total
Operating leases	$1,384	$1,664	$1,239	$1,153	$1,016	$—	$6,456
Purchase commitments	10,455	194	—	—	—	—	10,649
Minimum royalty payments	40	—	—	—	—	—	40
Cancellation fees	74	74	—	—	—	—	148
Series B Redeemable Convertible
Preferred Stock	—	—	—	—	—	10,400	10,400
Term debt *	1,250	2,500	1,250	—	—	—	5,000
Interest payments on term debt**	403	403	67	—	—	—	873

Total future minimum payments	$13,606	$4,835	$2,556	$1,153	$1,016	$10,400	$33,566

*	The term loan has a stated maturity of September 2008, however the outstanding balance has been classified as a current liability as of June 30, 2006, primarily due to the Material Adverse Change clause that permits the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.

**	Interest payments are based on a variable rate as described in Footnote 7, “Financing Arrangements”. Payment commitments included in this disclosure are estimated based on the quarter ended June 30, 2006 interest rate of 10.75%
     Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct our business. These leases are non-cancelable and expire at various dates through 2011. Certain facility leases include a provision to extend the lease term, including the lease for our headquarters and manufacturing facility in Fremont, California, which includes an option to extend the lease to February 2021. Our facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, generally market adjusted rates. The Company has approximately $1.2 million ($1.4 million of lease costs accrued net of $0.2 million in anticipated sublease income) associated with restructuring activities as of June 30, 2006, which are included in the future minimum operating lease payments above.
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
     Financing/Other Contingencies. We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of third party intellectual property. We also concluded certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship. In June 2005, under the terms of the sale of the CCD-i product line to TEL, we, under certain circumstances, committed to provide and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of June 30, 2006, we had not incurred any losses under such indemnification provisions.
     On June 10, 2005, we renegotiated our loan and security agreement, as well as a streamline facility agreement (collectively “the Loan Agreement”), with Silicon Valley Bank (SVB) extending it to June 11, 2007. The loan and security agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The streamline facility agreement allows us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (9.75% as of June 30, 2006). The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (10.0% as of June 30, 2006). We may request advances in an aggregate outstanding amount not to exceed the lesser of $15.0 million total under the two lines or the borrowing base, in each case minus the aggregate face amount of outstanding letters of credit, including any drawn but unreimbursed letters of credit. Our borrowings under the SVB and EXIM guaranteed credit facilities are secured by substantially all of our assets. As of June 30, 2006, we had $1.4 million in outstanding letters of credit under the loan and security agreement. No amounts have been drawn against these standby letters of credit.
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

     On September 30, 2005, we and SVB entered into a First Modification to Loan and Security Agreement (the “First Modification”). The First Modification amends the Loan Agreement by (i) creating a $5.0 million term loan facility, (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. Pursuant to the terms of the First Modification, the aggregate commitments available to be borrowed by us under the new term loan and the existing formula based revolving line of credit under the Loan Agreement will not exceed $15.0 million. As of June 30, 2006, we were in compliance with all of the covenants in the First Modification.
     On September 30, 2005, we borrowed $5.0 million under the new term loan facility. We pay accrued interest monthly on the outstanding term loan and are required to repay the outstanding principal of the term loan in 24 equal installments commencing on October 31, 2006 and continuing until September 30, 2008. The outstanding term loan accrues interest at an interest rate equal to SVB’s prime rate plus 2.50% (10.75% as of June 30, 2006).
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
     On July 31, 2006, the Company and SVB entered into a Second Modification to the Loan and Security Agreement (the “Second Modification”) to the Restated Loan Agreement. The Second Modification amends the Restated Loan Agreement by (i) extending the maturity date for the line of credit by one year to June 11, 2008, (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. The Company was in breach of the minimum tangible net worth covenant contained in the Restated Loan Agreement for the month ending May 31, 2006, but received a waiver from SVB for this specific breach. As of June 30, 2006, the Company was in compliance with all the covenants in the Restated Loan Agreement.
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
     We issued the Series B Preferred for gross proceeds of $10.4 million, and incurred approximately $0.6 million in issuance costs, which are recorded as a discount to the carrying value of the Series B Preferred. The warrants were recorded at their estimated fair value of $1.6 million. We also bifurcated and recognized liabilities totaling $0.5 million related to two embedded derivative features contained in the Purchase Agreement. We record accretion of the Series B Preferred to its redemption value, at the first fixed redemption date of November 22, 2010, using the effective interest method (See further discussion in Note 11 of the Notes to Condensed Consolidated Financial Statements titled “Mandatorily Redeemable Convertible Preferred Stock”).

     Inflation
     The impact of inflation on our business was not material for the fiscal first quarter of 2007 nor for the comparable period of last year.
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
Interest Rates Related to Investment Portfolio
     We have exposure to market risk for changes in interest rates relating to our cash investment portfolio. We do not use derivative financial instruments in our investment portfolio, which consists of only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have minimal cash flow exposure due to rate changes for cash and cash equivalents because interest income earned on our cash investments is immaterial to our financial position. Our cash investment portfolio is invested at market interest rates. At June 30, 2006, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
Interest Rates and Stock Price Related to Warrants
     In connection with the November issuance of Series B preferred stock, we issued warrants to purchase 1,560,000 shares of Common Stock for $1.55 per share, as adjusted further based on the provisions described in the warrant agreement. The warrants expire in 2010 and have been valued using the Black-Scholes pricing model. We have classified the warrants as a liability due to terms of the warrant agreement, which contain a contingent share redemption provision in the event of a change of control. We are required to mark these warrants to fair value in subsequent periods, with changes in the fair value recognized in current earnings under “other income (expense)” in the accompanying consolidated statement of operations. During the three months ended June 30, 2006, we recorded other income of $0.5 million related to changes in fair value of these warrants, primarily due to the decrease in our stock price from March 31, 2006 to June 30, 2006. In valuing these warrants as of June 30, 2006, assumptions used in our Black-Scholes pricing model were 5.11% interest rate, 94.81% volatility, 4.38 year remaining contractual term and a stock price of $1.31. In future periods, with other variables constant (shown above), a decline or increase in our stock price of 10% could result in an approximate benefit or charge of $0.2 million. Although we do not anticipate material changes in fair value to occur as a result of increases or decreases of risk-free interest rates used in the valuation model, volatility calculations in subsequent periods could result in a material impact on our future net income (loss).
Embedded Derivatives
     In connection with the November issuance of Series B Preferred, we were required to bifurcate $0.5 million of embedded derivatives from the carrying value of the Series B Preferred mezzanine-classified securities and classify this amount as a liability, due to cash redemption features being contingent upon a change in control, and upon a subsequent dilutive round of equity financing. The estimated fair value of the embedded derivatives is based on a third party valuation using a binomial lattice model. We are required to mark these embedded derivatives to fair value in subsequent periods, with changes in the fair value recognized in current earnings under “other income (expense)” in the accompanying consolidated statement of operations. During the three months ended June 30, 2006, we recorded a charge of $0.1 million to other expense related to the increase in fair value of these embedded derivatives. In future periods, any changes in fair value or events that trigger the cash redemption features, could have a material impact on our liquidity and future net income (loss).

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, the Company’s management, including Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of July 2, 2006 of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).
     During fiscal 2006, the Company did not maintain effective controls to ensure that journal entries were reviewed and approved. Specifically, the Company did not maintain effective controls over the completeness and accuracy of the recording of journal entries. This control deficiency resulted in audit adjustments to certain inventory balances and warranty accruals in the Company’s third quarter interim consolidated financial statements as well as the 2006 annual consolidated financial statements. This control deficiency could result in a misstatement of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 2, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the COSO. The Company has taken the remediation steps described below and in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
     In response to the identification of the material weakness described above, the Company initiated the following corrective actions during the fiscal first quarter of 2007:
•	Implementing additional monitoring controls used in conjunction with the performance of independent internal reviews of all key account reconciliations, including inventory and warranty related transactions and all corresponding journal entries and related support;

•	Hired new senior accounting personnel and experienced accounting and finance staff, and

•	Enhancing our training programs for accounting staff as well as our overall supervision of finance personnel.
     We believe that these corrective actions, taken as a whole, when fully implemented, will mitigate the control deficiencies identified above. However, we will continue to monitor the effectiveness of these actions and will make any changes that management determines appropriate. As of July 2, 2006, the testing of the effectiveness of our remediation efforts has not been completed.
Internal Control Over Financial Reporting
     As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in the Company’s internal control over financial reporting occurred during the fiscal first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, we noted no additional changes have occurred during the fiscal first quarter of 2007.
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
Item 1A. Risk Factors
Factors Affecting Future Results
     The following factors should be carefully considered in addition to the other information set forth in this quarterly report in analyzing an investment in our common stock. Additional information included in our annual report on Form 10-K for the fiscal year ended April 2, 2006, and other reports and filings made with the Securities and Exchange Commission should be considered in evaluating our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock. This quarterly report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below as well as those discussed elsewhere in this quarterly report.
WE HAVE INCURRED SIGNIFICANT OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE; OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH.
     We reported operating losses of $17.5 million and $1.3 million for fiscal 2006 and the three months ended June 30, 2006, respectively. We also used $16.2 million and $1.5 million cash in operations for fiscal 2006 and the three months ended June 30, 2006, respectively. Due to our history of losses and operating cash consumption, and uncertain macro-economic conditions worldwide, and other industry and sector factors, we cannot predict how long we will incur further losses or whether we will become profitable again or that the Company’s business will not continue to decline or if its performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report dated June 13, 2006, which is included in our Form 10-K for the year ended April 2, 2006.
WE NEED TO HAVE SUFFICIENT CASH TO OPERATE IF OUR BUSINESS IS TO SUCCEED.
     Our principal sources of funds have been and are anticipated to be cash on hand ($18.9 million unrestricted as of June 30, 2006), cash flows from operating activities (if any), borrowings under our bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our recent financing and includes a Material Adverse Change clause) and proceeds from sales of our capital stock and other sources. Through our ongoing efforts to decouple our breakeven point from the influence of general market conditions, we have and continue to examine all aspects of our business for areas of improvement and continue to focus on reducing our fixed cost base and improving our working capital position to better align our operations with market demand and current sales levels.
     As part of our initiatives to achieve our key strategic and financial objectives of driving towards long-term sustainable profitability, improving cash balances and cash flows and reducing our overall fixed cost structure, we restructured our domestic and foreign operations through workforce reductions and consolidation of excess facilities. As a result, we recorded restructuring expenses of $0 and $1.5 million for the three months ended June 30, 2006 and 2005, respectively. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity securities or debt financing could result in substantial dilution to our current stockholders. Failure to raise additional funds may adversely affect our ability to achieve our intended business objectives. There can be no assurance that additional financing will be available, if required, or, if available, will be on terms satisfactory to us.
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
     We issued and sold shares of our Series B Preferred Stock, and issued warrants exercisable for shares of our common stock, in a private placement transaction on November 22, 2005. Consent of the majority of our Series B Preferred Stock (for so long as any shares of the Series B Preferred Stock remain outstanding), voting together as a single class, would be necessary in connection with the issuance of any debt securities that are convertible into common stock or the issuance of any preferred stock. Accordingly, our ability to raise capital through certain issuances of debt, or through a private placement of our preferred stock, will be dependent on the prior approval of the holders of our Series B Preferred Stock. This could limit or delay our ability to raise capital in a timely manner. In addition, as further described in the Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements titled “Mandatorily Redeemable Convertible Preferred Stock” the Series B Preferred stockholders have certain rights upon change in control, liquidation, dilution and other factors that could require us to redeem such stock at a date prior to the scheduled redemption in November 2010. The impact on our liquidity, financial position and earnings from such redemption could be significant.
WE MAY INCUR INDEBTEDNESS IN THE FUTURE UNDER OUR BANK CREDIT FACILITIES OR OTHERWISE, WHICH COULD REQUIRE THE USE OF A PORTION OF OUR CASH FLOWS AND MAY LIMIT OUR ACCESS TO ADDITIONAL CAPITAL.
     As of June 30, 2006, we had $5.0 million in outstanding borrowings under our credit facility with Silicon Valley Bank. We may incur further indebtedness to finance acquisitions, capital expenditures and working capital, or for other purposes. We are limited, however, to no more than $5.0 million of indebtedness pursuant to the terms of our recent private placement transaction, unless we obtain the consent of the Series B Redeemable Convertible Preferred stockholders.
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
     Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. If we cannot provide reliable financial information or prevent fraud, our business and operating results, as well as our stock price, could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our management’s evaluation of our internal control over financial reporting as of April 2, 2006, management identified a control deficiency related to the review and approval of the recording of journal entries pertaining to certain inventory balances and warranty accruals that constituted a material weakness. In management’s judgment, this control deficiency resulted in more than a remote likelihood that a misstatement of the Company’s financial statement accounts would not be prevented or detected for interim or annual periods. Because of this material weakness, management has concluded that the Company did not maintain effective control over financial reporting as of April 2, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. The material weakness in our internal control over financial reporting that we identified as of April 2, 2006, as well as our remediation efforts to date, are more fully discussed under Item 4 “Controls and Procedures” of this quarterly report on Form 10-Q for the quarter ended July 2, 2006.
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
     Five customers each accounted for 14%, 14%, 11%, 10% and 10% of our net revenues for the three months ended June 30, 2006 and two customers each accounted for 39% and 13% of our net revenues for the three months ended June 30, 2005. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise may choose to discontinue purchasing our products. Reductions, delays and cancellations of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. If, for any reason, any of our key customers were to purchase significantly less of our products in the future, such decreased level of purchases could have a material adverse effect on our business, financial condition and results of operations.
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
     After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need at least three to six months to test, evaluate and adopt our product and at least an additional three to nine months to begin volume production that incorporates our product. Due to this lengthy design cycle, we may experience significant delays from the time we incur operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its products or that such efforts by our customer will be successful. The delays inherent in our lengthy design cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. Additionally, if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products anticipated sales could be materially adversely affected.
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
     Our sales to customers in Asian markets represented approximately 51% and 33% for the three months ended June 30, 2006 and 2005, respectively. Companies in the Asia Pacific region, including Japan and Taiwan, each of which accounts for a significant portion of our business in that region, continue to experience uncertainties in their currency, banking and equity markets. These instabilities may adversely affect our sales to semiconductor device and capital equipment manufacturers located in these regions in the coming quarters and fiscal years.
WE RECENTLY CHANGED THE WAY WE MARKET AND SELL OUR PRODUCTS IN CERTAIN COUNTRIES IN ASIA, ONE OF OUR LARGEST MARKETS. AS A RESULT, WE CANNOT BE ASSURED THAT OUR SALES IN THAT REGION WILL BE IN LINE WITH HISTORICAL TRENDS.
     Our relationship with Hermes-Epitek changes the way we sell our products in Taiwan, China, Singapore and Malaysia. Previously, we had sales facilities and staff in Taiwan, China and Singapore who covered these countries for us. We have now closed our facilities in Taiwan and Singapore and initiated the closing of our facilities in China. Hermes-Epitek has become our exclusive distributor in marketing and servicing our products in Asia. We expect that our relationship with Hermes-Epitek will improve our sales and service while simultaneously adding flexibility to our cost structure and decreasing difficulties in managing staffing and other elements of foreign subsidiary and branch operations, but there is no guarantee that this will occur. Since sales to customers in these countries represent such a large percentage of net revenues for the last three years, any reduction in our sales in these countries as a result of the new arrangement with Hermes-Epitek could have a significant impact on our financial condition, results of operations or cash flows.
WE ARE SUBJECT TO OPERATIONAL, FINANCIAL, POLITICAL AND FOREIGN EXCHANGE RISKS DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL SALES.
     Our export sales to customers outside of the United States accounted for approximately 58% and 78% of the total revenues for the three months ended June 30, 2006 and 2005, respectively. We anticipate that export sales will continue to account for a significant portion of our revenues in the foreseeable future. Due to the significant level of our export sales, we are subject to material risks, which include:
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
     For example, the adoption of SFAS No. 123(R), which required us to measure all employee stock-based compensation awards using a fair value method beginning in fiscal year 2007 and record such expense in our consolidated financial statements, had a material impact on our consolidated financial statements, as reported under generally accepted accounting principles in the United States.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable

Item 5. Other Information
     On July 27, 2006, the Company approved certain amendments to the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”), which is a plan qualified under Section 423 of the Internal Revenue Code that allows eligible employees of the Company to purchase shares of the Company’s Common Stock at a pre-determined discount. As a result of recent changes to applicable accounting rules, employee stock purchase plans offering a discount of more than 5% from the fair market value on the purchase date are subject to compensation expense for financial reporting purposes. In order to avoid this adverse accounting treatment in the future with respect to the ESPP, the Company has modified the pre-determined discount at which shares may be purchased. Commencing with the offering period beginning August 1, 2006, the Company reduced the purchase discount from 15% to 5%, so that the purchase price for a share purchased under the ESPP will be ninety five percent (95%) of the fair market value of a share of our common stock on the purchase date, which will be the last day of the applicable offering period.
     On July 31, 2006, the Company and SVB entered into a Second Modification to the Loan and Security Agreement (the “Second Modification”) to the Restated Loan Agreement. The Second Modification amends the Restated Loan Agreement by (i) extending the maturity date for the line of credit by one year to June 11, 2008, (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. The Company was in breach of the minimum tangible net worth covenant contained in the Restated Loan Agreement for the month ending May 31, 2006, but received a waiver from SVB for this specific breach. As of June 30, 2006, the Company was in compliance with all the covenants in the Restated Loan Agreement.

Item 6. Exhibits

Exhibit Number	Description
3.1(1)#	Restated Certificate of Incorporation of Therma-Wave, Inc.

3.2(2)#	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc.

3.3(3)#	Amended and Restated By-Laws of Therma-Wave, Inc.

4.1(4)#	Form of certificate representing shares of Common Stock of Therma-Wave, Inc.

10.6(5)	Amended and Restated Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated June 10, 2005

10.7(5)	Streamline Facility Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated June 10, 2005

10.8 (6)	Second Modification to Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated July 31, 2006

10.9 (7)	Amended the Company’s 2000 Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 2, 2000 (File No. 000-26911) and filed with the SEC on June 30, 2000.

(2)	Incorporated herein by reference to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 000-26911) and filed with the SEC on November 13, 2002.

(3)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911) and filed with the SEC on June 21, 2001.

(4)	Incorporated herein by reference to Therma-Wave’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No 333-76019) and filed with the SEC on July 21, 1999.

(5)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated June 10, 2005 (File No. 000-26911) and filed with the SEC on June 16, 2005

(6)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated July 31, 2006 (File No. 000-26911) and filed with the SEC on August 2, 2006

(7)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated July 27, 2006 (File No. 000-26911) and filed with the SEC on July 28, 2006

#	Denotes management contract

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.
(Registrant)
/s/ Boris Lipkin
Boris Lipkin
President, Chief Executive Officer and Director
August 9, 2006

THERMA-WAVE, INC.
(Registrant)
/s/ Joseph Passarello
Joseph Passarello
Senior Vice President, Chief Financial Officer and Secretary
(as Registrant and as Principal Accounting Officer)
August 9, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of Therma-Wave, Inc.

3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc.

3.3(3)	Amended and Restated By-Laws of Therma-Wave, Inc.

4.1(4)	Form of certificate representing shares of Common Stock of Therma-Wave, Inc.

10.6(5)	Amended and Restated Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated June 10, 2005

10.7(5)	Streamline Facility Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated June 10, 2005

10.8(6)	Second Modification to Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated July 31, 2006

10.9(7)	Amended the Company’s 2000 Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 2, 2000 (File No. 000-26911) and filed with the SEC on June 30, 2000.

(2)	Incorporated herein by reference to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 000-26911) and filed with the SEC on November 13, 2002.

(3)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911) and filed with the SEC on June 21, 2001.

(4)	Incorporated herein by reference to Therma-Wave’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No 333-76019) and filed with the SEC on July 21, 1999.

(5)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated June 10, 2005 (File No. 000-26911) and filed with the SEC on June 16, 2005

(6)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated July 31, 2006 (File No. 000-26911) and filed with the SEC on August 2, 2006

(7)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated July 27, 2006 (File No. 000-26911) and filed with the SEC on July 28, 2006

#	Denotes management contract