Form 10-Q
period 2006-10-01
THERMA WAVE INC
filed 2006-11-08
CIK 828119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑            No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)(2) of the Exchange Act). Yes ☐            No ☑
     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2006
Common stock, $0.01 par value	37,188,800

THERMA-WAVE, INC.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	October 1,	April 2,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$17,529	$20,623
Accounts receivable, net of allowances of $418 and $774 at October 1, 2006 and April 2, 2006, respectively	10,872	12,701
Inventories	28,386	22,353
Other current assets	1,024	1,621

Total current assets	57,811	57,298
Property and equipment, net	752	789
Other assets, net	1,186	1,291

Total assets	$59,749	$59,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,408	$4,062
Accrued liabilities	12,919	13,642
Deferred revenues	8,539	7,874
Term loan facility, net	4,915	4,896
Warrants and embedded derivatives	1,462	2,178

Total current liabilities	35,243	32,652
Non-current deferred revenues	490	662
Other long-term liabilities	826	1,076

Total liabilities	36,559	34,390

Commitments and contingencies (Note 6)
Series B redeemable convertible preferred stock: $0.01 par value; 10,400 shares authorized; 10,400 shares issued and outstanding at October 1, 2006 and April 2, 2006	7,260	6,940
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,189,412 shares issued and outstanding at October 1, 2006; 37,045,692 shares issued and outstanding at April 2, 2006	372	371
Additional paid-in capital	336,973	336,036
Notes receivable from stockholders	(174)	(174)
Accumulated other comprehensive loss	(1,119)	(1,108)
Deferred stock-based compensation	—	(36)
Accumulated deficit	(320,122)	(317,041)

Total stockholders’ equity	15,930	18,048

Total liabilities and stockholders’ equity	$59,749	$59,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net revenues
Product	$11,181	$12,348	$24,299	$25,068
Service and parts	4,636	4,917	9,428	9,736

Total net revenues	15,817	17,265	33,727	34,804
Cost of revenues

Product	6,439	7,320	14,037	13,738
Service and parts	3,291	4,001	6,751	8,007

Total cost of revenues	9,730	11,321	20,788	21,745

Gross profit	6,087	5,944	12,939	13,059

Operating expenses:
Research and development	3,120	3,052	6,268	6,888
Selling, general and administrative	5,329	4,922	10,327	12,676
Restructuring, severance and other	77	2,264	77	3,731

Total operating expenses	8,526	10,238	16,672	23,295

Operating loss	(2,439)	(4,294)	(3,733)	(10,236)

Other income (expense):
Gain on sale of product line	—	171	—	8,721
Interest expense	(206)	(90)	(406)	(147)
Interest income	197	43	395	75
Fair value adjustment — warrants and embedded derivatives and other, net	409	33	721	(63)

Total other income, net	400	157	710	8,586

Loss before provision (benefit) for income taxes	(2,039)	(4,137)	(3,023)	(1,650)
Provision (benefit) for income taxes	(404)	11	(577)	52

Net loss	(1,635)	(4,148)	(2,446)	(1,702)
Accretion of Series B preferred stock to redemption value and dividends accrued	(321)	—	(635)	—

Net loss available to common stockholders	$(1,956)	$(4,148)	$(3,081)	$(1,702)

Net loss per share:
Basic	$(0.05)	$(0.11)	$(0.08)	$(0.05)

Diluted	$(0.05)	$(0.11)	$(0.08)	$(0.05)

Weighted average common shares outstanding:
Basic	36,835	36,682	36,810	36,530

Diluted	36,835	36,682	36,810	36,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	October 1, 2006	October 2, 2005
Operating activities:
Net loss	$(2,446)	$(1,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of product line	—	(8,721)
Non-cash restructuring charge	—	285
Depreciation of property and equipment	221	1,230
Amortization of intangible assets	312	366
Fair value adjustment—warrants and embedded derivatives	(716)	—
Stock-based compensation expense (benefit)	823	(239)
Provision (credit) for doubtful accounts receivable	(356)	133
Loss on disposal of property and equipment	10	95
Changes in operating assets and liabilities (excluding assets sold and liabilities assumed):
Accounts receivable	2,185	3,832
Inventories	(6,033)	5,447
Other assets	524	967
Accounts payable	3,346	(4,569)
Accrued and other liabilities	(981)	(1,414)
Deferred revenues	493	(8,692)

Net cash used in operating activities	(2,618)	(12,982)

Investing activities:
Sale of product line	—	8,950
Purchases of property and equipment	(194)	(52)
Purchase of patents	(107)	(138)

Net cash provided by (used in) investing activities	(301)	8,760

Financing activities:
Borrowings from term loan facility	—	5,000
Proceeds from issuance of common stock	151	599
Payment of Series B preferred stock dividends	(315)	—

Net cash provided by (used in) financing activities	(164)	5,599

Effect of exchange rates on cash	(11)	(258)

Net increase (decrease) in cash and cash equivalents	(3,094)	1,119
Cash and cash equivalents at beginning of period	20,623	13,419

Cash and cash equivalents at end of period	$17,529	$14,538

Supplementary disclosures:
Cash paid for interest	$484	$258
Cash paid for income taxes	$44	$148
Application of customer deposit to sale of product line	$—	$1,000
Dividends and accretion on Series B convertible preferred stock	$635	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(As of October 1, 2006)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. (“we”, “our”, the “Company”) and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position at October 1, 2006, the operating results for the three and six months ended October 1, 2006 and October 2, 2005, and the cash flows for the six months ended October 1, 2006 and October 2, 2005. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended April 2, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the Company’s current fiscal year which ends on April 1, 2007.
     The Company’s fiscal year is a 52 or 53-week period ending on the Sunday closest to March 31 of each year. All period references are to the Company’s fiscal periods unless otherwise indicated.
Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company regularly evaluates estimates and assumptions related to allowances for bad debts, sales returns and allowances, accrued warranty, inventory valuation, income taxes payable, deferred income tax asset valuation allowance, valuation of warrants and embedded derivatives, restructuring liabilities and valuation of variables used in calculating stock-based compensation expense. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Liquidity
     The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We reported operating losses of $17.5 million and $3.7 million for fiscal 2006 and the six months ended October 1, 2006, respectively. We also used $16.2 million and $2.6 million of cash in operations for fiscal 2006 and the six months ended October 1, 2006, respectively. Due to the Company’s history of losses and operating cash consumption, and uncertain macro-economic conditions worldwide, and other industry and sector factors, we cannot predict how long we will incur further losses or whether we will become profitable again or whether the Company’s business will continue to decline or if its performance will improve. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 13, 2006, which is included in the Company’s Form 10-K for the year ended April 2, 2006. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company’s principal sources of funds have been and are anticipated to be cash on hand ($17.5 million unrestricted at October 1, 2006), cash flows from operating activities (if any), borrowings under the Company’s bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of the Company’s recent financing and includes a Material Adverse Change clause) and proceeds from sales of the Company’s capital stock and other sources. The Company continues to examine all aspects of its business for areas of improvement and continues to focus on reducing its fixed cost base and improving the Company’s working capital position to better align its operations with market demand and current sales levels. However, if projected sales do not materialize, the Company will need to further reduce expenses. The Company may require additional equity or debt financing to meet its working capital requirements and to fund research and development activities. There are certain restrictions on the Company’s ability to raise capital pursuant to the Company’s Series B Preferred Stock Financing, as further described in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements titled “Mandatorily Redeemable Convertible Preferred Stock.” If additional funds are raised through the issuance of additional preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose additional restrictions on the Company’s operations. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current stockholders. Additional financing may not be available on terms satisfactory to the Company.
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
     The Company applies the general revenue recognition criteria of SAB 104, including specifically the customer acceptance determinations described in SAB 104, to determine when the contract’s revenues are realized and earned. The following are the general revenue recognition criteria of SAB 104 and the Company’s application of SAB 104:
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
     The seller’s price to the buyer is fixed or determinable: The Company does not recognize revenues unless the sales price is fixed or determinable. If the sales contract includes a customer-specific right of return for cash, credit or refund (which is not part of the Company’s standard terms and conditions of sale, except for spare parts, which happens very infrequently), that right of return is evaluated to determine if revenues at shipment should be deferred until the right of return has expired. Based on the outcome of that determination, revenues may not be recognized until the right of return for cash, credit or refund has expired, such that the seller’s price to the buyer is fixed or determinable.
     Collectibility is reasonably assured: The Company recognizes revenues only if we have reasonable assurance that the revenues are collectible.
     Significant terms of arrangements with the Company’s customers, resellers and distributors usually include:
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
     Product revenues on newly introduced products are deferred at shipment and recognized only upon customer acceptance assuming all other revenue recognition criteria have been met. Product revenues may also be deferred if the customer has the right to return the product for credit. In such cases, product revenues are not recognized until all of the following conditions have been evidenced following the fulfillment of the customer’s purchase order: the right of return has expired and any potential returns would require authorization by the Company under warranty provisions; the price of the product is fixed or determinable; the payment terms are fixed and enforceable; and collectibility is reasonably assured.
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

     The Company’s service and parts revenues are derived from the maintenance and repair of its metrology products. These revenues are derived either from the performance of maintenance service, direct sales of parts, or service contracts, which are normally of one year in duration. Revenues for parts sales are recognized upon shipment, assuming that all revenue recognition criteria are met. Revenues on billable service calls are recognized upon the completion of services. Revenues related to time-based service contracts are recognized on a pro-rata basis over the term of the service contracts.
Allowances for Doubtful Accounts Receivable and Sales Allowances
     The Company utilizes estimates when evaluating the allowance for doubtful accounts receivable and potential sales allowances. The Company continuously monitors collections and payments from customers and maintains an allowance for estimated credit losses based upon historical experience, any specific customer collection issues identified, and the aging of the accounts receivable. Adjustments are recorded based on changes in management’s estimate as a result of actual experience. While such credit losses have historically been within the Company’s expectations and the provisions established, there is no assurance that the Company will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of customers could have a material adverse impact on the collectibility of accounts receivable and future operating results.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ended April 1, 2007. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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
     In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 beginning in fiscal year 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for the Company’s fiscal 2007. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact, if any, of adopting SFAS 157 on our financial position, results of operations and liquidity.
2. Balance Sheet Components

(in thousands)	October 1,	April 2,
	2006	2006
Inventories:
Raw materials and field service inventory	$12,799	$11,136
Systems in process	11,414	6,265
Finished systems	2,313	3,648
Inventory at customer locations	1,860	1,304

Total inventories	$28,386	$22,353

	October 1,	April 2,
	2006	2006
Property and equipment:
Laboratory and test equipment	$4,059	$4,053
Office furniture and equipment	10,302	10,241
Machinery and equipment	736	728
Leasehold improvements	7,219	7,218

Total property and equipment	22,316	22,240
Accumulated depreciation and amortization	(21,564)	(21,451)

Total property and equipment, net	$752	$789

     During the six months ended October 1, 2006, the Company disposed of equipment having a gross value of approximately $118,000 and accumulated depreciation of approximately $108,000. There was a loss of approximately $10,000 on the disposals. During the six months ended October 2, 2005, the Company disposed of equipment having a gross value of approximately $170,000 and accumulated depreciation of approximately $75,000. There was a loss of approximately $95,000 on the disposals.

(in thousands)	October 1,	April 2,
	2006	2006
Accrued liabilities:
Accrued compensation and related expenses	$3,595	$3,078
Accrued warranty	1,141	1,244
Commissions payable	1,997	1,928
Income taxes	4,113	4,696
Restructuring liabilities	527	817
Accrued auditing	299	831
Accrued sales and property taxes	416	306
Other accrued liabilities	831	742

Total accrued liabilities	$12,919	$13,642

3. Comprehensive Loss
     Comprehensive loss consists of the net loss for the period and the change in accumulated foreign currency translation adjustments during the period. The following table summaries comprehensive loss for the three and six months ending october 1, 2006 and October 2, 2005, respectively.

	Three Months Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net loss	$(1,635)	$(4,148)	$(2,446)	$(1,702)
Other comprehensive loss:
Net change in cumulative translation adjustment	(60)	(115)	(11)	(258)

Comprehensive loss	$(1,695)	$(4,263)	$(2,457)	$(1,960)

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
     The following table summarizes securities outstanding as of October 1, 2006 and October 2, 2005, respectively, which were not included in the calculation of diluted net loss per share for the three and six months ending October 1, 2006 and October 2, 2005, respectively.

	Three Months Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Securities excluded from diluted net loss per share:
Stock options	6,200	5,565	6,200	5,565
Warrants	1,722	162	1,722	162
Series B redeemable convertible preferred stock (assuming conversion to common shares)	7,374	—	7,374	—
     Stock options that were excluded from the diluted net loss per share had a weighted average exercise price of $3.08 and $3.59 at October 1, 2006 and October 2, 2005, respectively. The warrants outstanding that were excluded from the diluted net loss per share had a weighted average exercise price of $1.62 and $2.25 at October 1, 2006 and October 2, 2005, respectively.
     A reconciliation of basic and diluted loss per share is presented below:

	Three Months Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Basic:
Net loss available to common stockholders	$(1,956)	$(4,148)	$(3,081)	$(1,702)
Weighted shares outstanding	36,835	36,682	36,810	36,530
Net loss per share	$(0.05)	$(0.11)	$(0.08)	$(0.05)

Diluted:
Net loss available to common stockholders	$(1,956)	$(4,148)	$(3,081)	$(1,702)
Weighted shares outstanding	36,835	36,682	36,810	36,530
Effect of dilutive securities:
Stock options, warrants and convertible preferred stock	—	—	—	—

Dilutive weighted shares outstanding	36,835	36,682	36,810	36,530
Net loss per share	$(0.05)	$(0.11)	$(0.08)	$(0.05)

5. Stock-Based Compensation
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
     The Company has decided to use the Modified Prospective Application (MPA) method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “ Accounting for Stock-Based Compensation,” as disclosed in the Company’s previous filings. Accordingly, the Company did not restate its prior period financial statements. Instead, the Company applies SFAS 123(R) for new options granted after the adoption of SFAS 123(R), i.e. April 3, 2006, and any portion of options that were granted after December 15, 1994 and not vested by April 3, 2006. The Company uses the Black-Scholes option pricing model for calculating the fair value of stock compensation under SFAS 123(R).
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
     Prior to the adoption of SFAS No. 123 (R), the Company recognized forfeitures as they occurred. Upon adoption of SFAS No. 123 (R), the Company began estimating future forfeitures and recognizing the effect of such forfeitures on the grant date of the awards. SFAS No. 123 (R) requires a one-time cumulative adjustment at the adoption date to record an estimate of future forfeitures on the unvested outstanding awards. Based on the Company’s estimate of the impact of future forfeitures on the expense recognized for unvested options at the date of adoption, such one-time cumulative adjustment was immaterial.
Prior to the adoption of SFAS No. 123(R)
     Prior to April 3, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance in accounting for stock compensation, and complied with the disclosure provisions of Statements of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB No. 25, compensation cost was generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock.

     The pro-forma information for the three and six months ended October 2, 2005 was as follows:

	Three Months Ended	Six Months Ended
	October 2, 2005	October 2, 2005
	(In thousands, except	(In thousands, except
	per share data)	per share data)
Pro forma Net Loss Under SFAS No. 123:
Net loss
As reported	$(4,148)	$(1,702)
Add: Stock-based employee compensation expense (benefit) included in the determination of net loss, as reported	(80)	(239)
Deduct: Stock-based employee compensation expense as determined using the fair value method	(224)	(523)

Pro forma net loss	$(4,452)	$(2,464)

Basic net loss per share
As reported	$(0.11)	$(0.05)
Pro forma	$(0.12)	$(0.07)
Diluted net loss per share
As reported	$(0.11)	$(0.05)
Pro forma	$(0.12)	$(0.07)
     Prior to the adoption of SFAS 123(R), stock-based employee compensation expense included in net loss as reported includes amounts for two events: stock options assumed during the acquisition of Sensys Corporation, and the stock option exchange on September 10, 2003.
Impact of the adoption of SFAS No. 123(R)
     The effect of recording stock-based compensation for the three and six months ended October 1, 2006 was as follows:

	Three Months Ended	Six Months Ended
	October 1, 2006	October 1, 2006
	(In thousands)	(In thousands)
Stock-based compensation expense by type of award:

Employee stock options	$466	$785
Employee stock purchase plan	17	38

Net effect on net loss	$483	$823

Effect on net loss per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
     As of October 1, 2006, the unamortized stock-based compensation balance related to unvested stock options was $2.7 million after estimated forfeitures which will be recognized over an estimated weighted average amortization period of 3 years. Stock-based compensation capitalized in inventory as of October 1, 2006 was immaterial. Stock-based compensation expense recorded in the three and six months ended October 1, 2006 had no effect on cash flows or the benefit recorded from income taxes.

Valuation Assumptions
     In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Prior to the adoption of SFAS 123 (R), the Company used an accelerated attribution method to expense its option grants and will continue to expense these prior grants using this method. Starting on April 3, 2006, new grants are expensed using the straight-line attribution method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Assumptions Used for Estimating Fair Value of Option Grants:
Risk-free interest rate	4.8%	4.0%	4.9%	3.9%
Dividend yield	—%	—%	—%	—%
Volatility	94%	74%	95%	74%
Expected life (in years)	5.4	3.2	5.4	3.2
     The value of stock purchase rights granted under our employee stock purchase plans were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Assumptions Used for Estimating Fair Value of ESPP Purchase Rights:
Risk-free interest rate	4.5%	3.1%	4.3%	3.3%
Dividend yield	—%	—%	—%	—%
Volatility	66%	71%	69%	59%
Expected life (in years)	0.5	0.5	0.5	0.5
     The weighted average grant-date fair value of our stock purchase rights granted under our employee stock purchase plans was $0.48 and $0.49 for the three and six months ended October 1, 2006, respectively, and $0.64 and $0.77 for the three and six months ended October 2, 2005, respectively.
     On July 27, 2006, the Company approved certain amendments to the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). Commencing with the offering period beginning August 1, 2006, the Company eliminated the look-back period and reduced the purchase discount from 15% to 5%, so that the purchase price for a share purchased under the ESPP will be ninety five percent (95%) of the fair market value of a share of the Company’s common stock on the purchase date, which will be the last day of the applicable offering period. The plan revisions qualify the ESPP as non-compensatory and accordingly, no stock compensation charges as defined under SFAS No. 123(R) will apply in the future.

     A summary of the Company’s stock option activity, and related information for the three and six months ended October 1, 2006 is as follows:

				Weighted
			Weighted	Average
	Options		Average	Remaining
	Available for	Number of	Exercise	Contractual	Aggregate
	Future	Options	Price Per	Term (in	Intrinsic
	Issuance	Outstanding	Share	years)	Value (000s)
Stock Option Activity
Balance at April 2, 2006	2,798,744	5,136,655	$3.66	6.3
Authorized	59,282	—	—
Granted	(264,000)	264,000	1.62
Exercised	—	(3,000)	0.47
Forfeited or expired	105,207	(105,207)	3.06

Balance at July 2, 2006	2,699,233	5,292,448	$3.57	6.2	$896
Authorized	—	—	—
Granted	(1,027,100)	1,027,100	1.03
Exercised	—	(985)	0.47
Forfeited or expired	119,023	(119,023)	7.51

Balance at October 1, 2006	1,791,156	6,199,540	$3.08	6.6	$916

Options exercisable at October 1, 2006	—	3,515,354	$4.04	6.4	$659

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options at October 1, 2006, based on the $1.19 closing stock price of our common stock on the NASDAQ Stock Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of October 1, 2006 was 2,175,839 and 1,010,475, respectively.

	Three	Six
	Months	Months
	Ended	Ended
	October 1, 2006	October 1, 2006
Weighted average grant date fair value of options granted (per share)	$0.78	$0.87
Total fair value of shares vested (in thousands)	$423	$787
Total intrinsic value of options exercised (in thousands)	$1	$1
Total cash received from employees as a result of employee stock option exercises (in thousands)	$—	$—
Tax benefits realized as a result of employee stock option exercises	$—	$—
     The weighted average grant-date fair value of our stock options granted was $0.78 and $0.87 for the three and six months ended October 1, 2006, respectively, and $1.10 and $0.99 for the three and six months ended October 2, 2005, respectively.
     The Company settles employee stock option exercises with newly issued common shares. The Company does not have any employee equity awards outstanding other than options described above as of October 1, 2006.
6. Commitments and Contingencies
     The Company leases facilities under non-cancelable operating leases that require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities. The Company is required pursuant to the terms of its facility leases to maintain two standby letters of credit in the amounts of $1.3 million on the Company’s primary headquarters and manufacturing facility located at 1250 Reliance Way, Fremont, California and $0.1 million on a facility located on Kato Road, also in Fremont. No amounts have been drawn against these standby letters of credit.
     For commitment disclosures concerning the Company’s term debt and interest payment on term debt, please see Note 7 and for information concerning the Company’s redeemable convertible preferred stock, please see Note 11.
     Rent expense was approximately $0.3 million and $0.4 million for the three months ended October 1, 2006 and October 2, 2005, respectively, and $0.6 million and $0.7 million for the six months ended October 1, 2006 and October 2, 2005, respectively. As of October 1, 2006, future minimum lease payments under non-cancelable operating leases (facilities and equipment leases) are as follows:

	2007
	(6 months)	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Contractual obligations by Fiscal Year:
Operating lease obligations	$932	$1,725	$1,299	$1,193	$1,039	$6	$6,194
Asset retirement obligations	—	$275	—	—	—	—	$275

Total	$932	$2,000	$1,299	$1,193	$1,039	$6	$6,469

     Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct the Company’s business. These leases are non-cancelable and expire at various dates through 2012. Certain of the Company’s facility leases include a provision to extend the lease term, including the lease for the Company’s primary headquarters and manufacturing facility in Fremont, California, which includes options to extend to February 2021. The Company’s facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, generally market adjusted rates.

     The Company has approximately $1.1 million ($1.3 million of lease costs accrued net of $0.2 million in anticipated sublease income) associated with restructuring activities and asset retirement obligations as of October 1, 2006, which are included in the future minimum operating lease payments above.
     The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) during fiscal 2006. SFAS 143 requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon adoption of SFAS 143 the company recorded an asset retirement obligation of $0.3 million for asset retirement obligations related to restoring the Kato Road facilities to shell condition upon termination of these leases. As of October 1, 2006, sufficient information was not available to estimate the potential asset retirement obligation related to the Reliance Way facility lease that expires in February 2011.
     On August 12, 2004, the Company entered into an agreement with a third party involving a mutual exchange of intellectual property rights, effective July 1, 2004. The mutual exchange of intellectual property rights was the settlement of potential patent litigation between the two parties to the agreement. During the term of the agreement, until either the patents involved expire or the Company stops using that technology, Therma-Wave agreed to pay a royalty of $50,000 for each stand-alone tool shipped by Therma-Wave that uses scatterometry to perform CD measurements and $12,500 for each integrated tool on behalf of a scatterometry product sold. These royalties are adjustable annually for increases in the consumer price index. Amounts due under the agreement have been paid or accrued as liabilities and charged to cost of sales or pre-paid royalties included in other current assets, as appropriate, as of October 1, 2006.
     Effective April 19, 2005, the Company entered into an exclusive representative agreement with Hermes-Epitek Corporation, under which Hermes-Epitek became the Company’s exclusive representative in China, Malaysia, Singapore and Taiwan to sell and service its Therma-Probe and Opti-Probe families of metrology products. The Company pays Hermes-Epitek a commission on the sale of these products when the sales process or purchasing decision was directly influenced by Hermes-Epitek. Additionally, Hermes-Epitek provides customers with support services for the products, including, among other things, installation services and qualification testing. The term of the agreement is for twenty-four months with a provision for automatic renewal for additional twelve-month terms.
     Effective April 21, 2005, the Company entered into an exclusive representative agreement with Teltec Semiconductor Technic, under which Teltec Semiconductor became the Company’s exclusive representative in Italy, Spain, France, Portugal, Belgium, Holland, Switzerland, Germany, Austria, Poland, Russia, United Kingdom, and Eastern Europe to sell and service the Company’s Therma-Probe and Opti-Probe families of metrology products. The Company pays Teltec Semiconductor a commission on the sale of these products when the sales process or purchasing decision was directly influenced by Teltec Semiconductor. Additionally, Teltec Semiconductor provides customers with support services for the products, including, among other things, installation services and qualification testing. The term of the agreement is for twenty-four months with a provision for automatic renewal for additional twelve-month terms.
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
October 2, 2005
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

Indemnification
     We indemnify some suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by the Company of third party intellectual property. The Company also concluded certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship and only to the extent consistent with the Company’s bylaws and applicable law. In June 2005, under the terms of the sale of the CCD-i product line to TEL, the Company, under certain circumstances, committed to provide and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of October 1, 2006, we have not incurred any losses under such indemnification provisions during the periods covered in this report and believe that the fair value of the Company’s indemnification obligations is not material.
Legal Proceedings
     We are not aware of any material legal proceedings pending against us at this time. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of business, including initiating litigation in order to enforce any patents issued to or licensed to us or to determine the scope and/or validity of a third party’s patent or other proprietary rights. In addition, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming and, as discussed in the section of this quarterly report titled “Factors Affecting Future Results,” could subject us to significant liabilities or require us to cease using proprietary third party technology and, consequently, could have a material adverse effect on the business, financial condition, results of operations or cash flows.
7. Financing Arrangements
     In June 2003, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank, (“SVB”). The Loan Agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The Loan Agreement’s credit facility allows the Company to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (9.75% as of October 1, 2006). The EXIM revolving line allows the Company to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (10.00% as of October 1, 2006).

     On June 10, 2005, the Company and SVB entered into an Amended and Restated Loan and Security Agreement (“Restated Loan Agreement”) and a Streamline Facility Agreement that renewed the $15.0 million revolving line of credit to the Company and extended the maturity to June 11, 2007. The Restated Loan Agreement’s revolving line of credit can be utilized by the Company to (i) borrow funds for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts and (iv) support certain cash management services. The Company’s borrowings under the guaranteed credit facilities are secured by substantially all of the Company’s assets, including intellectual property. The Company has approximately $1.4 million as of October 1, 2006 in outstanding letters of credit under the Restated Loan Agreement. No amounts have been drawn against the standby letters of credit as of October 1, 2006.
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
     On September 30, 2005, the Company and SVB entered into a First Modification to Loan and Security Agreement (the “First Modification”) to the Restated Loan Agreement. The First Modification amends the Restated Loan Agreement by (i) creating a $5.0 million term loan facility (the “Term Loan Facility”), (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. In accordance with the terms of the First Modification, the aggregate commitments available to be borrowed by the Company under the Term Loan and the existing formula based revolving line of credit will not exceed $15.0 million (which is restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders). The Company is in compliance with all the covenants in the Restated Loan Agreement and First Modification as of October 1, 2006.
     Also on September 30, 2005, the Company borrowed $5.0 million under the Term Loan Facility. The Company is required to commence principal payments plus accrued interest on the outstanding balance in 24 equal installments commencing on October 31, 2006 and continuing until September 30, 2008. The outstanding balance accrues interest at an interest rate equal to SVB’s prime rate plus 2.50% (10.75% as of October 1, 2006). Though the term loan has a stated maturity of September 2008, the outstanding balance has been classified as a current liability at October 1, 2006, primarily due to the Material Adverse Change clause included in the First Modification that permits the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.
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

     On July 31, 2006, the Company and SVB entered into a Second Modification to the Loan and Security Agreement (the “Second Modification”) to the Restated Loan Agreement. The Second Modification amends the Restated Loan Agreement by (i) extending the maturity date for the line of credit by one year to June 11, 2008, (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. On October 2, 2006, the Company and SVB entered into a Revised Second Modification to Loan and Security Agreement (the “Revised Second Modification”) to correct an omission from the Second Modification. The Revised Second Modification amends the Second Modification by providing that the Company will pay SVB an annual fee based on the Domestic Credit Line and the EXIM Credit Line (as such terms are defined in the Amended and Restated Loan and Security Agreement). As of October 1, 2006, the Company was in compliance with all the covenants in the Restated Loan Agreement.
8. Restructuring, Severance and Other Costs
     The following table provides summary activity related to the Company’s continuing restructuring activities for the six months ended October 1, 2006 and October 2, 2005:

	Liability as of			Payments and	Liability as of
	April 2, 2006		Provision	Reductions	October 1, 2006
	(In thousands)
Restructuring, severance and other costs incurred

Severance and workforce reduction	$66		$50	$(97)	$19
Consolidation of excess facilities	1,529		27	(521)	1,035

Total	$1,595	**	$77	$(618)	$1,054	*

	Liability as of			Payments and		Liability as of
	April 3, 2005		Provision	Reductions		October 2, 2005
	(In thousands)
Restructuring, severance and other costs incurred

Severance and workforce reduction	$—		$1,448	$(1,434)		$14
Consolidation of excess facilities	178		2,283	(555	)***	1,906

Total	$178	**	$3,731	$(1,989)		$1,920	*

*	Includes $527,000 and $0 classified as long-term as of October 1, 2006 and October 2, 2005, respectively.

**	Includes $778,000 and $0 classified as long-term as of April 2, 2006 and April 3, 2005, respectively.

***	Includes non-cash fixed asset write-off of approximately $285,000 related to July 29, 2005 restructuring plan for North American operations.
Severance and workforce reduction.
     During the six months ended October 1, 2006, the Company made payments of $97,000 related to severance and workforce reduction accruals.
     During the six months ended October 2, 2005, the Company recorded approximately $1.4 million in charges related to severance and workforce reductions as part of restructuring of the Company’s Asian and North American operations. The Company also made payments of $1.4 million related to severance and workforce reduction accruals made during the six months ended October 2, 2005.
Consolidation of excess facilities.
     During the six months ended October 1, 2006, the Company paid $521,000 related to lease and other facility payments related to consolidation of excess facilities accruals made in prior periods.
     During the six months ended October 2, 2005, the Company recorded approximately $2.3 million in charges related to the consolidation of excess facilities. The Company’s provision for the consolidation of excess facilities includes approximately $0.4 million in office closing costs, approximately $1.7 million related to the Company’s estimate of lease costs, net of anticipated sublease income and other charges of approximately $54,000 representing a liability to a distributor resulting from the restructuring of the Company’s Asian operations, which was settled during the six months ended October 2, 2005. The Company also made payments of $0.6 million related to consolidation of excess facility accruals made in current and prior periods.
9. Accrued Warranty
     At the time of shipment, the Company provides an accrual for estimated costs to be incurred pursuant to warranty obligations. This estimate is based primarily on historical experience. Changes in the accrued warranty during the three and six months ended October 1, 2006 and October 2, 2005, respectively, are summarized as follows:

		Provisions
		For Warranties	Settlements
		Issued	of
	Beginning	During	Pre-Existing		Ending
	Balance	the Period	Warranties		Balance
	(In thousands)
Accrued Warranty
Three Months Ended October 1, 2006	$1,179	$108	$(146)		$1,141

Three Months Ended October 2, 2005	$1,303	$283	$(749	)*	$837

*	Includes $469,000 reclassified to Accrued Commissions related to Hermes agreement. See Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Commitments and Contingencies.”

		Provisions
		For Warranties	Settlements
		Issued	of
	Beginning	During	Pre-Existing		Ending
	Balance	the Period	Warranties		Balance
	(In thousands)
Accrued Warranty
Six Months Ended October 1, 2006	$1,244	$245	$(348)		$1,141

Six Months Ended October 2, 2005	$1,656	$387	$(1,206	)*	$837

*	Includes $243,000 assumed by TEL and $469,000 reclassified to Accrued Commissions related to Hermes agreement. See Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Commitments and Contingencies.”
     Amounts accrued and paid, related to support and warranty under the Company’s exclusive representative agreements are included in cost of revenues and commissions payable in the condensed consolidated financial statements.
10. Other Assets, Net
     Capitalized patent acquisition costs are included in non-current other assets, net. Capitalized patent acquisition costs are amortized on a straight-line basis over the estimated useful life of the patent, generally five years. During the three months ended October 1, 2006 and October 2, 2005, amortization of patent assets was $0.1 million and $0.2 million, respectively. During the six months ended October 1, 2006 and October 2, 2005, amortization of patent assets was $0.3 million and $0.4 million, respectively. Amortization of the remaining net book value of the patent portfolio as of October 1, 2006 of $0.2 million is estimated to be completed during fiscal 2007.
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
     The following table summarizes the valuation of the Series B Preferred:

	October 1,	April 2,
	2006	2006
	(In thousands)	(In thousands)
Redeemable convertible preferred stock	$10,400	$10,400
Less:
Issuance costs	609	609
Fair value of warrants at issuance (see “Warrants”)	1,634	1,634
Fair value of embedded derivative features at issuance (see “Embedded Derivatives”)	484	484
Beneficial conversion feature at issuance (see “Conversion”)	1,115	1,115

Subtotal	$3,842	$3,842
Plus:
Accrued unpaid dividends (see “Dividends”)	156	156
Cumulative accretion of discount to redemption value	546	226

Convertible preferred stock	$7,260	$6,940

     The Company records accretion of the Series B Preferred discount to its redemption value, at the first fixed redemption date of November 22, 2010, using the effective interest method. Total accretion of the discount to the Series B Preferred redemption value was recorded to the accumulated deficit and to the net loss attributable to common stockholders, amounting to $165,000 and $321,000 for the three and six months ended October 1, 2006, respectively.
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
Voting Rights
     Each holder of shares of Series B Preferred is entitled to one vote per share for each share of Common Stock into which such shares of Series B Preferred could be converted immediately prior to the close of business on the record date fixed for such meeting and have full voting rights and powers equal to the voting rights and powers of the Common Stock. In no event shall a share of Series B Preferred be entitled to more than that number of votes per share of Series B Preferred that is equal to the Liquidation Value of $1,000, divided by one dollar forty cents ($1.40) (price of the Company’s common stock at closing), as adjusted for any stock dividends, combinations or splits.

Board Nomination Rights
     Effective November 22, 2005, the purchasers or Series B Preferred stockholders (the “Purchasers”) are entitled to nominate two representatives to the Company’s board of directors, and in the event the Company’s cash and cash equivalents fall below $15,000,000 as of the end of a fiscal quarter as reported on the Company’s balance sheet included in the Form 10-Q or Form 10-K for such quarter, the Purchasers shall be entitled to designate one additional director (or such greater number of directors that equals the minimum number of directors necessary such that the aggregate number of directors equals at least 30% of the then sitting board members of the Company’s board of directors); provided, however, that in no event will the percentage of board seats that the Purchasers are entitled to elect exceed their proportion of ownership of the voting securities of the Company. In the event the Purchasers hold less than 50% of the number of shares of Series B Preferred originally held by them, the Purchasers will be entitled to elect a single director. In the event the Purchasers hold less than 20% of the number of shares of Series B Preferred originally held by them, the Purchasers shall cease to have the right to elect any directors. Such directors will also be entitled to participate in certain board committees.
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
     During the three and six months ended October 1, 2006, the Company recorded preferred stock dividends of approximately $156,000 and $315,000 respectively as an increase to the net loss available to common stockholders in the accompanying condensed consolidated statement of operations. The Company accrued $156,000 for the unpaid balance of dividends at the quarter ended October 1, 2006 and is included in the carrying value of the Series B Preferred as of October 1, 2006.
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
Warrants
     In connection with the November issuance of Series B Preferred, the Company issued warrants to purchase 1,560,000 shares of Common Stock for $1.55 per share, subject to adjustment based on the provisions described in the warrant agreement. Such warrants are outstanding at October 1, 2006 and expire in 2010. Using the Black-Scholes pricing model, the Company determined that the fair value of the warrants was approximately $1.6 million at the date of grant (assumptions used were 4.34% interest rate, 98.35% volatility and 5 year contractual term). The warrants are classified as a liability as required by SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity,” due to terms of the warrant agreement, which contain a contingent share redemption provision in the event of a change of control of the Company. The warrants are measured at fair value both initially and in subsequent periods. Subsequent changes in the fair value of the warrants will be recognized in current earnings under “other income (expense)” in the condensed consolidated statements of operations. The change in fair value for the three and six months ended October 1, 2006 resulted in other income of $0.2 million and $0.7 million, respectively. At October 1, 2006, the fair value of the warrant liability was $1.2 million as compared to $1.9 million as of April 2, 2006.
Embedded Derivatives
     In connection with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” there are two contingent cash redemption features included in the Purchase Agreement which constitute embedded derivatives that require bifurcation from the carrying value of the Series B Preferred mezzanine-classified securities and separation classification as liabilities. These two cash redemption features are contingent upon a change in control of the Company, and upon a subsequent dilutive round of equity financing, respectively. As of October 1, 2006, the Company estimated the fair value of the embedded derivatives at $0.3 million with the assistance of a valuation performed by an independent valuation firm. The decrease in the fair value of the embedded derivatives for the three and six months ended October 1, 2006 was recognized as other income of $117,000 and $42,000, respectively in the accompanying condensed consolidated statements of operations.
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

     In terms of generating systems revenues, the Company sells the Therma-Probe and Opti-Probe families of products. These product lines are manufactured in the same facility, by the same people and share the same economic environments. Specifically, they have in common the nature of the product, the nature of the production processes, the type or class of customer, the methods used to distribute them and the nature of the regulatory environment. The Company’s systems are all metrology tools used in the semiconductor manufacturing processes; therefore, are considered to be similar products and their revenues and cost of sales are best presented to investors combined into one financial statement line item, systems, in order for the users of the financial statements to understand the Company’s performance, assess the Company’s prospects for future net cash flows, and make more informed judgments about the enterprise as a whole.
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
     Net revenues from external customers are attributed to individual countries based on the location to which the products or services are being delivered. Revenues from Europe, excluding Germany, are the sum of net revenues generated in the United Kingdom, France, Italy, Israel and Ireland, among others, each of which does not represent greater than 10% of total net revenues. The following table summarizes the percentage of the Company’s total net revenues by geography for the three and six months ended October 1, 2006 and October 2, 2005, respectively:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Revenues by Country
United States	35%	38%	38%	29%
Germany	12%	19%	9%	28%
Taiwan	17%	19%	19%	15%
Japan	5%	10%	9%	14%
Europe, excluding Germany	6%	5%	4%	6%
Korea	8%	8%	5%	6%
China	1%	—%	3%	1%
Singapore	16%	1%	13%	1%

Total	100%	100%	100%	100%

     Net revenues in each geographic area are recognized according to the Company’s revenue recognition policy as described in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales to customers outside of the United States were $10.3 million and $10.7 million for three months ended October 1, 2006 and October 2, 2005, respectively, and $20.9 million and $24.7 million for six months ended October 1, 2006 and October 2, 2005, respectively.
     Four customers accounted for 17%, 14%, 11% and 10% of the Company’s net revenues for the three months ended October 1, 2006. Three customers accounted for 14%, 12%, and 11% of the Company’s net revenues for the six months ended October 1, 2006. One customer accounted for 30% of the Company’s net revenues for the three months ended October 2, 2005. Two customers accounted for 34% and 11% of the Company’s net revenues for the six months ended October 2, 2005.

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

		Other
		Foreign
	U.S.	Locations	Eliminations	Consolidated
Segment Information (in thousands)
Three Months Ended October 1, 2006
Sales to unaffiliated customers	$14,476	$1,341	$—	$15,817
Transfers between geographic regions	167	104	(271)	—

Total net revenues	$14,643	$1,445	$(271)	$15,817

Operating income (loss)	$(2,412)	$25	$(52)	$(2,439)

Three Months Ended October 2, 2005
Sales to unaffiliated customers	$15,377	$1,888	$—	$17,265
Transfers between geographic regions	(415)	167	248	—

Total net revenues	$14,962	$2,055	$248	$17,265

Operating income (loss)	$(4,790)	$(394)	$890	$(4,294)

Six Months Ended October 1, 2006
Sales to unaffiliated customers	$31,184	$2,543	$—	$33,727
Transfers between geographic regions	461	202	(663)	—

Total net revenues	$31,645	$2,745	$(663)	$33,727

Operating income (loss)	$(3,411)	$(155)	$(167)	$(3,733)

Six Months Ended October 2, 2005
Sales to unaffiliated customers	$30,489	$4,315	$—	$34,804
Transfers between geographic regions	(845)	689	156	—

Total net revenues	$29,644	$5,004	$156	$34,804

Operating income (loss)	$(11,145)	$(450)	$1,359	$(10,236)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our ability to manage our costs and reduce operating expenses, our ability to improve long-term profitability, our ability to provide cost efficiencies and sustain our operations and cash position, our ability to continue the successful development and introduction of new products and improvement of current products, our ability to maintain a level of international sales necessary for such sales to account for a significant portion of our revenue, the charges to be incurred in connection with, and the cost savings resulting from, our restructurings, future stock-based employee compensation charges, cash consumption for the third quarter of fiscal 2007 and trends in our financial performance. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.
     The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include those discussed under the heading “Risk Factors” in this document and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements in this quarterly report on Form 10-Q are based on information available to us as of the date hereof, and we assume no duty to update these forward-looking statements.
     Overview
     We develop, manufacture, market and service process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters to enable semiconductor manufacturers to maintain high overall manufacturing yield, increase their equipment productivity and reduce the size of the circuit features imprinted on the semiconductor to thereby improve the performance of the semiconductor device. Our current product families: Therma-Probe ® , Opti-Probe ® , Opti-Probe CD™ and RT/CD ® , use proprietary and patented technology to provide precise, non-contact, non-destructive measurement for the basic building blocks, or process modules, used in the manufacture of integrated circuits.
     Our services include selling parts, billable service calls, and maintenance contracts related to our metrology products. Service and parts revenues are derived either from the performance of billable service calls, direct sales of parts or service maintenance contracts, which are normally of one-year duration. We do not service any products other than those sold by us.
     The Company’s fiscal year is a 52 or 53-week period ending on the Sunday closest to March 31 of each year. All period references are to the Company’s fiscal periods unless otherwise indicated.

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
     Stock-Based Compensation
     Effective April 3, 2006, we implemented the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R), which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model and expected forfeiture rate, (Black-Scholes), and is recognized as expense over the requisite service period of the award. Black-Scholes requires the use of highly subjective, complex assumptions, including expected term, the price volatility of our stock and expected forfeiture rate. We elected to use the modified prospective application method upon implementation and, therefore, have not restated our financial results for prior periods. As a result of adopting SFAS No. 123(R), we recognized $0.8 million of stock-based compensation expense in the six months ended October 1, 2006. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees", or APB 25, and restated interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based compensation.”
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ended April 1, 2007. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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
     In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 beginning its fiscal year 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for the Company’s fiscal 2007. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact, if any, of adopting SFAS 157 on our financial position, results of operations and liquidity.
Results of Operations
     The following tables summarize our unaudited historical results of operations both in absolute dollars and as a percentage of net revenues for the periods indicated. The historical financial data for the three and six months ended October 1, 2006 and October 2, 2005 was derived from our unaudited condensed consolidated financial statements which, in the opinion of management, reflect all adjustments necessary for the fair statement of the financial condition and results of operations for such periods.

	Three Months Ended
	(Dollars in thousands)
	October 1, 2006		October 2, 2005
		% of Net		% of Net	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues:
Product	$11,181	70.7%	$12,348	71.5%	$(1,167)	(9.5)%
Service and parts	4,636	29.3%	4,917	28.5%	(281)	(5.7)%

Total net revenues	15,817	100.0%	17,265	100.0%	(1,448)	(8.4)%

Cost of revenues:
Product	6,439	40.7%	7,320	42.4%	(881)	(12.0)%
Service and parts	3,291	20.8%	4,001	23.2%	(710)	(17.7)%

Total cost of revenues	9,730	61.5%	11,321	65.6%	(1,591)	(14.1)%

Gross profit	$6,087	38.5%	$5,944	34.4%	$143	2.4%

	Six Months Ended
	(Dollars in thousands)
	October 1, 2006		October 2, 2005
		% of Net		% of Net	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues:
Product	$24,299	72.0%	$25,068	72.0%	$(769)	(3.1)%
Service and parts	9,428	28.0%	9,736	28.0%	(308)	(3.2)%

Total net revenues	33,727	100.0%	34,804	100.0%	(1,077)	(3.1)%

Cost of revenues:
Product	14,037	41.6%	13,738	39.5%	299	2.2%
Service and parts	6,751	20.0%	8,007	23.0%	(1,256)	(15.7)%

Total cost of revenues	20,788	61.6%	21,745	62.5%	(957)	(4.4)%

Gross profit	$12,939	38.4%	$13,059	37.5%	$(120)	0.9%

     Net Revenues. Net revenues for the three and six months ended October 1, 2006 were $15.8 million and $33.7 million, respectively, representing a decrease of 8.4% and 3.1% from net revenues of $17.3 million and $34.8 million for the three and six months ended October 2, 2005, respectively.
     Revenues related to upgrades for the first six months of fiscal 2007 were $2.1 million compared to $1.4 million for the first six months of fiscal 2006. We focused on upgrade offerings of our Opti-Probe and Therma-Probe product lines during the first quarter of fiscal 2007. Upgrade revenue typically has a long sales cycle and customer demand can be unpredictable.
     During the second quarter of fiscal 2007, we recognized $0.7 million from revenue deferred in prior quarters related to one customer, which is a decrease from the $3.3 million of revenue recognized during the same period in fiscal 2006 for sales deferred from prior quarters. These revenues are related to the completion of final acceptances and satisfaction of all revenue recognition criteria in accordance with the original terms of the sale. For the first six months of fiscal 2006, we recognized $10.0 million in revenue deferred from shipments in prior quarters related to one customer. Without the recognition of these deferred revenues, net revenues for the first six months of fiscal 2007 and 2006 would have been $33.0 million and $24.8 million, respectively.
      During the quarter, two system orders were deferred by our customers, one of which was canceled in October 2006. This may be indicative of a slowing of customer capacity growth.
     Service and parts revenue, which include selling parts, billable service calls, and maintenance contracts related to our metrology products, were lower in the second quarter and the first six months of fiscal 2007 when compared to the second quarter and the first six months of fiscal 2006 by $0.3 million, respectively, due to the reduction in net revenues from the expiration of service contracts initially sold during prior periods. In general, our systems (product) revenues are more variable than service revenues because our installed base of systems generate service revenues and as the warranty periods of newer systems expire, those systems will typically require paid parts and repair services. Older systems are typically either decommissioned or replaced with newer models.
     Export sales to customers outside of the United States accounted for 65% and 62% of our total net revenues for the second quarters of fiscal 2007 and 2006, respectively, and 62% and 71% for the first six months of fiscal 2007 and 2006, respectively. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. The flow of orders and shipments by country are unpredictable as our customers have sites around the world. Therefore, the percentage of revenues by country may vary greatly from period to period. For more information on revenues by country for the second quarter of fiscal 2007 and 2006, see Note 12 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
     Gross Profit. Gross profit for the three and six months ended October 1, 2006 was 38.5% and 38.4%, respectively, representing an increase from gross profit of 34.4% and 37.5% for the three and six months ended October 2, 2005, respectively. Product gross margin for the second quarter of fiscal 2007 and 2006 was 42.4% and 40.7%, respectively. The second quarter of fiscal 2007 increase in product gross margin was primarily due to provisions for excess inventory in the second quarter of fiscal 2006 exceeding provisions for excess inventory recorded in the second quarter of fiscal 2007 by $0.6 million and an increase in higher margin upgrade revenues during the six months ended October 1, 2006 of $0.7 million. Service and spare parts gross margin for the three and six months ended October 1, 2006 were 29.0% and 28.4%, respectively, compared to 18.6% and 17.8%, respectively, for the three and six months ended October 2, 2005. The increase in service and spare parts gross margin was impacted by a $1.0 million provision for excess and obsolete service parts inventory recorded during the second quarter of fiscal 2006 compared to only $0.1 million in provision recorded during the second quarter of fiscal 2007. Stock-based compensation expense (benefit) included in gross profit for the three and six months ended October 1, 2006 were $40,000 and $79,000, respectively and were $(2,000) and $2,000, respectively, for the three and six months ended October 2, 2005.

     Research and Development, Selling, General and Administrative Expenses, and Restructuring, Severance and Other. The following tables present research and development, selling, general and administrative expenses and restructuring, severance and other, both in absolute dollars and as a percentage of net revenues, for the three and six months ended October 1, 2006 and October 2, 2005 (dollars in thousands):

	Three Months Ended
	(Dollars in thousands)
	October 1, 2006		October 2, 2005
		% of Net		% of Net	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Research and development	$3,120	19.7%	$3,052	17.7%	$68	2.2%
Selling, general and administrative	5,329	33.7%	4,922	28.5%	407	8.3%

Restructuring, severance and other	77	0.5%	2,264	13.1%	(2,187)	(96.6)%

Total operating expenses	$8,526	53.9%	$10,238	59.3%	$(1,712)	(16.7)%

	Six Months Ended
	October 1, 2006		October 2, 2005
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
Research and development	$6,268	18.6%	$6,888	19.8%	$(620)	(9.0)%
Selling, general and administrative	10,327	30.6%	12,676	36.4%	(2,349)	(18.5)%

Restructuring, severance and other	77	0.2%	3,731	10.7%	(3,654)	(97.9)%

Total operating expenses	$16,672	49.4%	$23,295	66.9%	$(6,623)	(28.4)%

     Research and Development (“R&D”) Expenses. R&D expenses, for the three and six months ended October 1, 2006 were $3.1 million and $6.3 million, respectively, representing an increase of $0.1 million and a decrease of $0.6 million, from R&D expenses of $3.0 million and $6.9 million for the three and six months ended October 2, 2005, respectively. The year-over-year decrease can be attributable to cost reduction programs associated with restructuring activities that were completed in fiscal 2006. Stock-based compensation expense (benefit) included in R&D expenses for the three and six months ended October 1, 2006 were $76,000 and $150,000, respectively and were $(68,000) and $(246,000), respectively, for the three and six months ended October 2, 2005. During fiscal 2006, the primary focus of R&D efforts have been on new product and technology development.
     Selling, General and Administrative (SG&A) Expenses. SG&A expenses, for the three and six months ended October 1, 2006 were $5.3 million and $10.3 million, respectively, representing an increase of $0.4 million and a decrease of $2.3 million, from SG&A expenses of $4.9 million and $12.7 million for the three and six months ended October 2, 2005, respectively. The year over year decrease in SG&A expenses is due to the benefits achieved from the restructuring activities that were completed in fiscal 2006, offset by the effect of the adoption of SFAS 123 (R). The increase in SG&A expense for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 relates to the increase in, and timing of, spending on compliance activities and the effects of stock-based compensation. Stock-based compensation expense (benefit) included in SG&A expenses for the three and six months ended October 1, 2006 were $367,000 and $594,000, respectively and were $(10,000) and $5,000, respectively, for the three and six months ended October 2, 2005.
     Restructuring, Severance and Other. We completed a majority of the restructuring of our North American, European, and Asian operations during fiscal 2006 (For further information, see Note 8 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Restructuring, Severance and Other Costs”) and incurred $0.1 million in restructuring expenses for the three and six months ended October 1, 2006 compared to $2.3 million and $3.7 million, respectively, for the three and six months ended October 2, 2005.
     Other Income (Expense). The following tables present other income (expense) for the three and six months ended October 1, 2006 and October 2, 2005 (dollars in thousands):

	Three Months Ended,
	October 1, 2006		October 2, 2005
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)
Other income (expense)
Gain on sale of product line	$—	0.0%	$171	1.0%	$(171)
Interest expense	(206)	(1.3)%	(90)	(0.5)%	(116)
Interest income	197	1.2%	43	0.2%	154
Fair value adjustment — warrants and embedded derivatives and other, net	409	2.6%	33	0.2%	376

Total other income (expense), net	$400	2.5%	$157	0.9%	$243

	Six Months Ended,
	October 1, 2006		October 2, 2005
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)
Other income (expense)
Gain on sale of product line	$—	0.0%	$8,721	25.1%	$(8,721)
Interest expense	(406)	(1.2)%	(147)	(0.4)%	(259)
Interest income	395	1.2%	75	0.2%	320
Fair value adjustment — warrants and embedded derivatives and other, net	721	2.1%	(63)	(0.2)%	784

Total other income (expense), net	$710	2.1%	$8,586	24.7%	$(7,876)

     Other Income (Expense). Other income, net, for the three and six months ended October 1, 2006 was $0.4 million and $0.7 million, respectively, representing an increase of $0.2 million and decrease of $7.9 million, from other income, net, of $0.2 million and $8.6 million for the three and six months ended October 2, 2005, respectively. The year-over-year decrease is attributable to a gain on sale of $8.7 million from the sale of the CCD-I product line to TEL during fiscal 2006, offset by the remeasurement of our embedded derivatives and warrants of $0.7 million.
     Provision for Income Taxes (Benefit). During the three and six months ended October 1, 2006, we recorded a net tax benefit of $0.4 million and $0.6 million, respectively. This compared to a net tax provision of $11,000 and $52,000 for the three and six months ended October 2, 2005, respectively. The year-over-year increase is primarily related to a reduction in income tax reserves no longer required due to the expiration of statutes offset by foreign taxes.
     Accretion of Series B Preferred Stock to Redemption Value and Dividends Accrued. In connection with our $10.4 million Series B Redeemable Convertible Preferred Stock (“Series B Preferred”) financing completed during fiscal 2006, we have recorded $0.3 million and $0.6 million of charges related to the quarterly dividends and accretion of the Series B Preferred discount for the three and six months ended October 1, 2006. The quarterly dividends are based on a 6% yearly dividend rate. The accretion of the discount of the Series B Preferred Stock is to the redemption value of the instrument through the first redemption date in November 2010, using the effective interest rate method. Accretion is based on an implicit interest rate of 9.34%.
     Stock-Based Employee Compensation
     Effective April 3, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period. We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

     We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). We did not restate previously reported amounts.

	Three Months Ended
	October 1,	October 2,	Increase
	2006	2005	(Decrease)
Cost of revenues	$40	$(2)	$42

Research and development	76	(68)	144
Selling, general and administrative	367	(10)	377

Subtotal	443	(78)	521

Total stock-based compensation expense (benefit)	$483	$(80)	$563

	Six Months Ended
	October 1,	October 2,	Increase
	2006	2005	(Decrease)
Cost of revenues	$79	$2	$77

Research and development	150	(246)	396
Selling, general and administrative	594	5	589

Subtotal	744	(241)	985

Total stock-based compensation expense (benefit)	$823	$(239)	$1,062

Liquidity and Capital Resources
     Our condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We reported net losses available to common stockholders of $3.1 million and $1.7 million for the six months ended October 1, 2006 and October 2, 2005, respectively, and used cash in operations of $2.6 million and $13.0 million for the same periods, respectively. We also had an accumulated deficit of $320.1 million as of October 1, 2006. Due to our history of losses and operating cash consumption, uncertain macro-economic conditions worldwide, and other industry and sector factors, we cannot predict how long we will incur further losses or whether we will become profitable again or that our business will not continue to decline or if our performance will improve. As a result, our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 13, 2006, which is included in our annual report on Form 10-K for the fiscal year ended April 2, 2006 as filed with the Securities and Exchange Commission. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
     Our principal sources of funds have been and are anticipated to be cash on hand ($17.5 million unrestricted at October 1, 2006), cash flows from operating activities (if any), borrowings under our bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our recent financing and includes a Material Adverse Change clause) and proceeds from sales of our capital stock and other sources. We continue to re-examine all aspects of our business for areas of improvement and continue to focus on reducing our fixed cost base and improving our working capital position to better align with our operations, market demand and current sales levels. However, if projected sales do not materialize, we may need to further reduce expenses. In addition we may require additional equity or debt financing to meet working capital requirements and to fund research and development activities. If future funds are raised through the issuance of additional preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of additional equity securities or debt financing could result in additional dilution to our current stockholders. Additional financing, if required, may not be available on terms satisfactory to us.
     Our cash balance decreased by $3.1 million during the six months ended October 1, 2006 from $20.6 million to $17.5 million, primarily due to cash used in operating activities, which consumed $2.6 million during the six months ended October 1, 2006. Investments in property and equipment and in our patent portfolio used $0.3 million, and cash proceeds from the exercise of stock options of $0.2 million were offset by $0.3 million payment of quarterly dividends on our Series B preferred stock. The net decrease in cash of $3.1 million during the six months ended October 1, 2006 compares to a net increase in cash during the six months ended October 2, 2005 of $1.1 million, $13.0 million of which was consumed in operating activities, offset by $9.0 million from the sales of the CCD-i product line to TEL and the $5.0 million borrowing from term loan facility.
     Cash flows used by operating activities were $2.6 million and $13.0 million for the six months ended October 1, 2006 and October 2, 2005, respectively, a decrease in cash used by operating activities of approximately $10.4 million. Our net loss for the six months ended October 1, 2006 was $2.4 million, compared to a net loss of $1.7 million in the six months ended October 2, 2005. The net loss for the six months ended October 2, 2005 included a gain on sale of product line of $8.7 million corresponding to the sale of a CCD-i product line to TEL. Our cash balance for the six months ended October 1, 2006 has declined due to operating losses and decreased accrued and other liabilities, partially offset by cash generated by accounts receivable.
     Accounts payable increased in the six months ended October 1, 2006, by approximately $3.3 million, compared to a decrease of $4.6 million in the six months ended October 2, 2005. The increase was primarily due to increased inventory purchases and timing of payments. Deferred revenues increased by $0.5 million in the six months ended October 1, 2006, compared to a decrease of $8.7 million in the six months ended October 2, 2005. During the six months ended October 2, 2005, the decrease in deferred revenues was attributable to final acceptance on systems deliveries. Changes in accrued and other liabilities decreased cash flows from operating activities by $1.0 million in the six months ended October 1, 2006, compared to a decrease in cash flows from accrued and other liabilities of $1.4 million in the six months ended October 2, 2005.
     Inventories increased $6.0 million in the six months ended October 1, 2006 compared to a $5.4 million decrease in inventories in the six months ended October 2, 2005. The growth in our inventory during fiscal 2007 is to support expected customer demand. Similarly, accounts receivable decreased by $2.2 million in the six months ended October 1, 2006, compared to a decrease in accounts receivable in the six months ended October 2, 2005 of $3.8 million, primarily due to timing of billings in the six months ended October 1, 2006 compared to the six months ended October 2, 2005. Days sales outstanding increased to 65 days as of the end of the second quarter of fiscal 2007 from 64 days as of the end of the second quarter of fiscal 2006. Days sales outstanding is calculated based on annualized days sales outstanding divided by ending accounts receivable for the quarter.
     Cash flows used in investing activities were $0.3 million in the six months ended October 1, 2006 compared to cash flows provided by investing activities of $8.8 million in the six months ended October 2, 2005. Cash flows provided by investing activities in the six months ended October 2, 2005 included the impact of $9.95 million from the sale of a product line, consisting of cash proceeds of $8.95 million and the application of a customer deposit of $1.0 million. In the six months ended October 1, 2006, purchases of property and equipment were $0.2 million, an increase of $0.1 million compared to the six months ended October 2, 2005. Investments in our patent portfolio were $0.1 million in the six months ended October 1, 2006, down $31,000 in from the six months ended October 2, 2005.
     Cash flows used in financing activities were $0.2 million in the six months ended October 1, 2006 compared to cash flows provided by financing activities of $5.6 million in the six months ended October 2, 2005. Financing activities for the six months ended October 2, 2005 included $5.0 million in cash borrowings under our Term Loan Facility with SVB.
     Commitments
     Our future commitments include equipment operating leases, leases on office and manufacturing space, purchase commitments, minimum royalty payments under certain third party agreements related to the use of intellectual property, cancellation fee commitments to vendors related to non-cancelable inventory purchase orders, the redemption of our Series B redeemable convertible preferred stock, and term debt. Future payments due under these obligations as of the end of the fiscal second quarter of 2007 are as follows (in thousands):

	2007					2012 And
Fiscal Year:	(6 months)	2008	2009	2010	2011	Thereafter	Total
Operating leases	$932	$1,725	$1,299	$1,193	$1,039	$6	$6,194
Asset retirement obligations	—	275	—	—	—	—	275
Purchase commitments	7,435	398	4	—	—	—	7,837
Minimum royalty payments	40	—	—	—	—	—	40
Cancellation fees	37	74	37	—	—	—	148
Series B redeemable convertible preferred stock	—	—	—	—	—	10,400	10,400
Term debt *	1,250	2,500	1,250	—	—	—	5,000
Interest payments on term debt **	244	284	40	—	—	—	568

Total future minimum payments	$9,938	$5,256	$2,630	$1,193	$1,039	$10,406	$30,462

*	The term loan has a stated maturity of September 2008, however the entire outstanding balance has been classified as a current liability as of October 1, 2006, primarily due to the Material Adverse Change clause that permits the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.

**	Interest payments are based on a variable rate as described in Footnote 7, “Financing Arrangements”. Payment commitments included in this disclosure are estimated based on the quarter ended October 1, 2006 interest rate of 10.75%.

     Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct our business. These leases are non-cancelable and expire at various dates through 2012. Certain facility leases include a provision to extend the lease term, including the lease for our headquarters and manufacturing facility in Fremont, California, which includes an option to extend the lease to February 2021. Our facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, generally market adjusted rates. The Company has approximately $1.1 million ($1.3 million of lease costs accrued net of $0.2 million in anticipated sublease income) associated with restructuring activities as of October 1, 2006, which are included in the future minimum operating lease payments above.
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
     Financing/Other Contingencies. We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of third party intellectual property. We also concluded certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship. In June 2005, under the terms of the sale of the CCD-i product line to TEL, we, under certain circumstances, committed to provide and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of October 1, 2006, we had not incurred any losses under such indemnification provisions.
     In June 2003, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank, (“SVB”). The Loan Agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The Loan Agreement’s credit facility allows the Company to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (9.75% as of October 1, 2006). The EXIM revolving line allows the Company to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (10.00% as of October 1, 2006).

     On June 10, 2005, the Company and SVB entered into an Amended and Restated Loan and Security Agreement (“Restated Loan Agreement”) and a Streamline Facility Agreement that renewed the $15.0 million revolving line of credit to the Company and extended the maturity to June 11, 2007. The Restated Loan Agreement’s revolving line of credit can be utilized by the Company to (i) borrow funds for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts and (iv) support certain cash management services. The Company’s borrowings under the guaranteed credit facilities are secured by substantially all of the Company’s assets, including intellectual property. The Company has approximately $1.4 million as of October 1, 2006 in outstanding letters of credit under the Restated Loan Agreement. No amounts have been drawn against the standby letters of credit.
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
     On September 30, 2005, the Company and SVB entered into a First Modification to Loan and Security Agreement (the “First Modification”) to the Restated Loan Agreement. The First Modification amends the Restated Loan Agreement by (i) creating a $5.0 million term loan facility (the “Term Loan Facility”), (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. In accordance with the terms of the First Modification, the aggregate commitments available to be borrowed by the Company under the Term Loan and the existing formula based revolving line of credit will not exceed $15.0 million (which is restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders). The Company is in compliance with all the covenants in the Restated Loan Agreement and First Modification as of October 1, 2006.
     Also on September 30, 2005, the Company borrowed $5.0 million under the Term Loan Facility. The Company is required to commence principal payments plus accrued interest on the outstanding balance in 24 equal installments commencing on October 31, 2006 and continuing until September 30, 2008. The outstanding balance accrues interest at an interest rate equal to SVB’s prime rate plus 2.50% (10.75% as of October 1, 2006). Though the term loan has a stated maturity of September 2008, the outstanding balance has been classified as a current liability at October 1, 2006, primarily due to the Material Adverse Change clause included in the First Modification that permits the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.
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

On July 31, 2006, the Company and SVB entered into a Second Modification to the Loan and Security Agreement (the “Second Modification”) to the Restated Loan Agreement. The Second Modification amends the Restated Loan Agreement by (i) extending the maturity date for the line of credit by one year to June 11, 2008, (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. On October 2, 2006, the Company and SVB entered into a Revised Second Modification to Loan and Security Agreement (the “Revised Second Modification”) to correct an omission from the Second Modification. The Revised Second Modification amends the Second Modification by provided that the Company will pay SVB an annual fee based on the Domestic Credit Line and the EXIM Credit Line (as such terms are defined in the Amended and Restated Loan and Security Agreement). As of October 1, 2006, the Company was in compliance with all the covenants in the Restated Loan Agreement.
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
Inflation
     The impact of inflation on our business was not material for the second quarter of fiscal 2007 nor for the comparable period of last year.

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
Interest Rates Related to Investment Portfolio
     We have exposure to market risk for changes in interest rates relating to our cash investment portfolio. We do not use derivative financial instruments in our investment portfolio, which consists of only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have minimal cash flow exposure due to rate changes for cash and cash equivalents because interest income earned on our cash investments is immaterial to our financial position. Our cash investment portfolio is invested at market interest rates. At October 1, 2006, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
Interest Rates and Stock Price Related to Warrants
     In connection with the November issuance of Series B preferred stock, we issued warrants to purchase 1,560,000 shares of Common Stock for $1.55 per share, as adjusted further based on the provisions described in the warrant agreement. The warrants expire in 2010 and have been valued using the Black-Scholes pricing model. We have classified the warrants as a liability due to terms of the warrant agreement, which contain a contingent share redemption provision in the event of a change of control. We are required to mark these warrants to fair value in subsequent periods, with changes in the fair value recognized in current earnings under “other income (expense)” in the accompanying consolidated statement of operations. During the three and six months ended October 1, 2006, we recorded other income of $0.2 million and $0.7 million, respectively related to changes in fair value of these warrants, primarily due to the decrease in our stock price from April 2, 2006 to October 1, 2006. In valuing these warrants as of October 1, 2006, assumptions used in our Black-Scholes pricing model were 4.6% interest rate, 91.91% volatility, 4.14 year remaining contractual term and a stock price of $1.19. In future periods, with other variables constant (shown above), a decline or increase in our stock price of 10% could result in an approximate benefit or charge of $0.2 million. Although we do not anticipate material changes in fair value to occur as a result of increases or decreases of risk-free interest rates used in the valuation model, volatility calculations in subsequent periods could result in a material impact on our future net income (loss).
Embedded Derivatives
     In connection with the November issuance of Series B Preferred, we were required to bifurcate $0.5 million of embedded derivatives from the carrying value of the Series B Preferred mezzanine-classified securities and classify this amount as a liability, due to cash redemption features being contingent upon a change in control, and upon a subsequent dilutive round of equity financing. The estimated fair value of the embedded derivatives is based on a third party valuation using a binomial lattice model. We are required to mark these embedded derivatives to fair value in subsequent periods, with changes in the fair value recognized in current earnings under “other income (expense)” in the accompanying consolidated statement of operations. During the three and six months ended October 1, 2006, we recorded other income of $117,000 and $42,000, respectively related to the decrease in fair value of these embedded derivatives. In future periods, any changes in fair value or events that trigger the cash redemption features, could have a material impact on our liquidity and future net income (loss).

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, the Company’s management, including Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of October 1, 2006 of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).
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
     Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 1, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the COSO. The Company has taken the remediation steps described below and in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
     In response to the identification of the material weakness described above, the Company implemented the following corrective actions during the first six months of fiscal 2007:
•	Implemented additional monitoring controls used in conjunction with the performance of independent internal reviews of all key account reconciliations, including inventory and warranty related transactions and all corresponding journal entries and related support;

•	Hired new senior accounting personnel and experienced accounting and finance staff, and

•	Enhanced our training programs for accounting staff as well as our overall supervision of finance personnel.
     We believe we have made substantial progress towards remediating the above material weakness. We are currently in the process of testing our enhanced controls. We believe that these corrective actions, taken as a whole will mitigate the control deficiencies identified above. However, we will continue to monitor the effectiveness of these actions and will make any changes that management determines appropriate. As of October 1, 2006, the testing of the effectiveness of our remediation efforts has not been completed.
Internal Control Over Financial Reporting
     As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in the Company’s internal control over financial reporting occurred during the fiscal second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as noted above, we noted no additional changes have occurred during the second quarter of fiscal 2007.
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
Item 1A. Risk Factors
Factors Affecting Future Results
     A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 2, 2006. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended April 2, 2006 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties that we do not presently know about or that we currently believe are immaterial, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly, and you may lose all or part of your investment in our common stock.
WE HAVE INCURRED SIGNIFICANT OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE; OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH.
     We reported operating losses of $17.5 million and $3.7 million for fiscal 2006 and the six months ended October 1, 2006, respectively. We also used $16.2 million and $2.6 million cash in operations for fiscal 2006 and the six months ended October 1, 2006, respectively. Due to our history of losses and operating cash consumption, and uncertain macro-economic conditions worldwide, and other industry and sector factors, we cannot predict how long we will incur further losses or whether we will become profitable again or that the Company’s business will not continue to decline or if its performance will improve. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report dated June 13, 2006, which is included in our Form 10-K for the year ended April 2, 2006.
WE NEED TO HAVE SUFFICIENT CASH TO OPERATE IF OUR BUSINESS IS TO SUCCEED.
     Our principal sources of funds have been and are anticipated to be cash on hand ($17.5 million unrestricted as of October 1, 2006), cash flows from operating activities (if any), borrowings under our bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our recent financing and includes a Material Adverse Change clause) and proceeds from sales of our capital stock and other sources. Through our ongoing efforts to decouple our breakeven point from the influence of general market conditions, we have and continue to examine all aspects of our business for areas of improvement and continue to focus on reducing our fixed cost base and improving our working capital position to better align our operations with market demand and current sales levels.
     As part of our initiatives to achieve our key strategic and financial objectives of driving towards long-term sustainable profitability, improving cash balances and cash flows and reducing our overall fixed cost structure, we restructured our domestic and foreign operations through workforce reductions and consolidation of excess facilities. As a result, we recorded restructuring expenses of $0.1 million and $3.7 million for the six months ended October 1, 2006 and October 2, 2005, respectively. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity securities or debt financing could result in substantial dilution to our current stockholders. Failure to raise additional funds may adversely affect our ability to achieve our intended business objectives. Additional financing may not be available, if required, or, if available, may not be on terms satisfactory to us.
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
     We issued and sold shares of our Series B Preferred Stock, and issued warrants exercisable for shares of our common stock, in a private placement transaction on November 22, 2005. Consent of the majority of our Series B Preferred Stock (for so long as any shares of the Series B Preferred Stock remain outstanding), voting together as a single class, would be necessary in connection with the issuance of any debt securities that are convertible into common stock or the issuance of any preferred stock. Accordingly, our ability to raise capital through certain issuances of debt, or through a private placement of our preferred stock, will be dependent on the prior approval of the holders of our Series B Preferred Stock. This could limit or delay our ability to raise additional capital in a timely manner. In addition, if at the end of any fiscal quarter, we have less than $15.0 million in cash and cash equivalents on hand, the holders of a majority of our Series B Preferred Stock (for so long as the original purchasers of the Series B Preferred Stock hold at least 20% of the Series B Preferred Stock sold in the November 22, 2005 private placement) shall be entitled to designate an additional director to our Board of Directors. Furthermore, as described in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements titled “Mandatorily Redeemable Convertible Preferred Stock” the Series B Preferred stockholders have additional rights upon change in control, liquidation, dilution and other factors that could require us to redeem such stock at a date prior to the scheduled redemption in November 2010. The impact on our liquidity, financial position and earnings from such redemption could be significant.
WE MAY INCUR INDEBTEDNESS IN THE FUTURE UNDER OUR BANK CREDIT FACILITIES OR OTHERWISE, WHICH COULD REQUIRE THE USE OF A PORTION OF OUR CASH FLOWS AND MAY LIMIT OUR ACCESS TO ADDITIONAL CAPITAL.
     As of October 1, 2006, we had $5.0 million in outstanding borrowings under our credit facility with Silicon Valley Bank. We may incur further indebtedness to finance acquisitions, capital expenditures and working capital, or for other purposes. We are limited, however, to no more than $5.0 million of indebtedness pursuant to the terms of our recent private placement transaction, unless we obtain the consent of the Series B Redeemable Convertible Preferred stockholders.
     The level of our indebtedness could have important consequences for us such as the following:
•	a substantial portion of our cash flow from operations, if any, would be required to be dedicated to the repayment of indebtedness and would not be available for other purposes;

•	our future ability to obtain additional debt financing for working capital, capital expenditures, acquisitions or other purposes may be limited; and

•	our level of indebtedness has in the past, and could in the future, limit our flexibility in reacting to changes in the industry, general economic conditions and our ability to withstand a downturn in the semiconductor and/or semiconductor capital equipment industries.
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
     Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. If we cannot provide reliable financial information or prevent fraud, our business and operating results, as well as our stock price, could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our management’s evaluation of our internal control over financial reporting as of April 2, 2006, management identified a control deficiency related to the review and approval of the recording of journal entries pertaining to certain inventory balances and warranty accruals that constituted a material weakness. In management’s judgment, this control deficiency resulted in more than a remote likelihood that a misstatement of the Company’s financial statement accounts would not be prevented or detected for interim or annual periods. Because of this material weakness, management has concluded that the Company did not maintain effective control over financial reporting as of April 2, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. The material weakness in our internal control over financial reporting that we identified as of April 2, 2006, as well as our remediation efforts to date, are more fully discussed under Item 4 “Controls and Procedures” of this quarterly report on Form 10-Q for the quarter ended October 1, 2006.
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
OUR ABILITY TO MAKE NEW BORROWINGS UNDER OUR BANK CREDIT FACILITIES REQUIRES CONSENT FROM THE HOLDERS OF OUR SERIES B REDEEMABLE PREFERRED STOCK AND OUR CREDIT FACILITIES ARE SUBJECT TO A BORROWING BASE CALCULATION AND A MATERIAL ADVERSE CHANGE CLAUSE.
     We have access to $15.0 million in credit facilities (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our November 22, 2005 financing). As of October 1, 2006, we had $5.0 million in total borrowings outstanding under our credit facilities. Any additional borrowings would require the prior written consent of the Series B Redeemable Convertible Preferred Stockholders. There can be no assurance that these stockholders would give such consent, and, therefore, there is no guarantee that we can make additional borrowings under our credit facilities, if needed.
     In addition, the amount available under our credit facilities is determined using a borrowing base formula, which considers amounts in our trade accounts receivable and inventory, excluding certain aged and past due accounts receivable and inventory at locations outside of the United States, and there can be no assurance that any amount will be available for borrowing under this facility. This facility also includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in our business, operations, or financial or other condition, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral. As a result of the Material Adverse Change clause, all of our outstanding debt with Silicon Valley Bank is currently classified as current. If the bank invokes the Material Adverse Change clause, we could lose access to the credit facility, which is an important factor for our liquidity and for us to maintain adequate capital resources to fund our operations.
OUR RESTRUCTURING ACTIVITIES COULD RESULT IN MANAGEMENT DISTRACTIONS, OPERATIONAL DISRUPTIONS AND OTHER DIFFICULTIES.
     Our restructuring activities have taken significant management time and resources and have distracted our employees, even if they were not directly affected by the restructurings. Employees directly affected by our previous restructuring plans may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, the confidential nature of our proprietary information may not be maintained in the course of such future employment. Any additional restructuring efforts could further divert the attention of our management away from our operations, harm our reputation and increase our expenses. We may undertake additional restructuring activities and future restructuring efforts may not achieve the desired result. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any future revenue or growth opportunities.
OUR LARGEST CUSTOMERS HAVE HISTORICALLY ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR REVENUES. ACCORDINGLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE LOSS OF, OR REDUCED PURCHASES BY, ONE OR MORE OF OUR LARGE CUSTOMERS.
     Four customers each accounted for 17%, 14%, 11%, and 10% of our net revenues for the three months ended October 1, 2006 and one customer accounted for 30% of our net revenues for the three months ended October 2, 2005. In addition, three customers each accounted for 14%, 12%, and 11% of our net revenues for the six months ended October 1, 2006 and two customers each accounted for 34% and 11% of our net revenues for the six months ended October 2, 2005. One or more of our key customers may discontinue operations as a result of consolidation or liquidation or otherwise may choose to discontinue purchasing our products. Reductions, delays and cancellations of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. Our current customers may not continue to place orders with us, orders by existing customers may not continue at current or historical levels or we may not be able to obtain orders from new customers. If, for any reason, any of our key customers were to purchase significantly less of our products in the future, such decreased level of purchases could have a material adverse effect on our business, financial condition and results of operations.
ANY SIGNIFICANT ORDER CANCELLATIONS OR ORDER DEFERRALS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.
     We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant deferrals or cancellations could materially and adversely affect our business, financial condition and results of operations. In the second quarter of fiscal 2007, two system orders were deferred by our customers, which adversely impacted our financial results for this period. During October, one of these orders was subsequently canceled. In future periods, additional customers may defer or cancel orders with us due to the lengthy design cycle of our products, concern over our operating losses and liquidity and other factors. Deferrals or cancellations could cause us to hold excess inventory, which could reduce our profit margins, increase product obsolescence and restrict our ability to fund our operations and cause us to fall below our stated financial guidance or the expectations of the research analysts who follow us. We generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not pay for these products, we could miss future revenue projections or incur significant charges against our income, which could have a material adverse affect on our operating results.
OUR PRODUCTS TYPICALLY HAVE LENGTHY DESIGN CYCLES DURING WHICH A CUSTOMER MAY DECIDE TO CANCEL OR CHANGE ITS PRODUCT PLANS, WHICH COULD CAUSE US TO LOSE ANTICIPATED SALES.
     After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need at least three to six months to test, evaluate and adopt our product and at least an additional three to nine months to begin volume production that incorporates our product. Due to this lengthy design cycle, we may experience significant delays from the time we incur operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, the customer may not ultimately market and sell its products or such efforts by our customer may not be successful. The delays inherent in our lengthy design cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. Additionally, if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products anticipated sales could be materially adversely affected.
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
     Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our principal product families, and we rely, in part, on patent, trade secret and trademark law to protect that technology. We have obtained a number of patents relating to each of our products and have filed applications for additional patents. Our pending patent applications may not be allowed, we may not develop additional proprietary technology that is patentable, any patents owned by us may not provide us with competitive advantages that we will be able to successfully enforce our patents internationally, and these patents may be challenged by third parties. Furthermore, third parties may design around our patents. Any of the foregoing results could have a material adverse effect on our business, financial condition, results of operations or cash flows.
IN ADDITION TO PATENT PROTECTION, WE RELY UPON TRADE SECRET PROTECTION FOR OUR CONFIDENTIAL AND PROPRIETARY INFORMATION AND TECHNOLOGY. WE ROUTINELY ENTER INTO CONFIDENTIALITY AGREEMENTS WITH OUR EMPLOYEES AND CUSTOMERS. HOWEVER, THESE AGREEMENTS MAY BE BREACHED, WE MAY NOT HAVE ADEQUATE REMEDIES FOR ANY BREACH AND OUR CONFIDENTIAL AND PROPRIETARY INFORMATION AND TECHNOLOGY MAY BE INDEPENDENTLY DEVELOPED BY, OR BECOME OTHERWISE KNOWN TO, THIRD PARTIES.
     We license and will continue to license certain technology used in our products from third parties. Our inability to acquire any third-party licenses, or integrate the related third-party technologies into our products, could result in delays in our product developments and enhancements until equivalent technologies can be identified, licensed or integrated. We may also require new licenses in the future as our business grows and our technology evolves. These licenses may not be available to us on commercially reasonable terms, if at all.
     Our commercial success will also depend, in part, on our ability to avoid infringing or misappropriating any patents or other proprietary rights owned by third parties. If we are found to infringe or misappropriate a third party’s patent or other proprietary rights, we could be required to pay damages to such third party, alter our products or processes, obtain a license from the third party or cease activities utilizing such proprietary rights, including making or selling certain products. If we are required to do any of the foregoing, we may not be able to do so on commercially favorable terms, if at all. Our inability to do any of the foregoing on commercially favorable terms could have a material adverse impact on our business, financial condition, results of operations or cash flows.
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

WE OPERATE IN THE HIGHLY COMPETITIVE SEMICONDUCTOR CAPITAL EQUIPMENT INDUSTRY AND COMPETE AGAINST SIGNIFICANTLY LARGER COMPANIES.
     We operate in the highly competitive semiconductor capital equipment industry and face competition from a number of competitors, most of which have significantly greater financial, engineering, manufacturing and marketing resources and broader product offerings than we do. Our products may not be able to compete successfully with the products of our competitors. Many of our competitors, who have significantly greater resources than us, are investing heavily in the development of new products aimed at applications we currently serve. Our competitors in each product area can be expected to continue to improve the design and performance of their products and to introduce new products with competitive prices and performance characteristics. In addition, we believe that our competitors sometimes provide demonstration systems to semiconductor manufacturers at no cost. We are required to employ similar promotions in order to remain competitive and this practice may become more pervasive in the industry.
COMPETITIVE CONDITIONS IN OUR INDUSTRY MAY REQUIRE US TO REDUCE OUR PRICES.
     Due to competitive conditions in our industry, we have at times selectively reduced prices on our products in order to maintain or grow our market share. Competitive pressures may necessitate further price reductions. Maintaining technological advantages to mitigate the adverse effect of pricing pressures will require a continued high level of investment by us in research and development and sales and marketing. We may not have sufficient resources to continue to make such investments or we may not be able to make the technological advances necessary to maintain such competitive advantages. To the extent our products do not provide technological advantages over products offered by our competitors, we are likely to experience increased price competition or loss of market share with respect to such products.
WE ENCOUNTER DIFFICULTIES IN SOLICITING CUSTOMERS OF OUR COMPETITORS BECAUSE OF HIGH SWITCHING COSTS IN THE MARKETS IN WHICH WE OPERATE.
     We believe that once a device manufacturer has selected a particular vendor’s capital equipment for a production line application, that manufacturer generally relies upon that vendor’s equipment for at least that specific production line application and, to the extent possible, subsequent generations of that vendor’s systems. Accordingly, it may be difficult to achieve significant sales to a particular customer once another vendor’s capital equipment has been selected by that customer unless there are compelling reasons to do so, such as significant performance or cost advantages.
OUR FUTURE GROWTH DEPENDS ON OUR ABILITY TO DEVELOP NEW AND ENHANCED PRODUCTS FOR THE SEMICONDUCTOR INDUSTRY. WE MAY NOT BE SUCCESSFUL IN OUR PRODUCT DEVELOPMENT EFFORTS OR OUR NEW PRODUCTS MAY NOT GAIN GENERAL MARKET ACCEPTANCE.
     Our future growth will depend, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Our failure to successfully identify new product opportunities or to develop, manufacture, assemble or introduce new products could have a material adverse effect on our growth prospects. For example, we expect our product development efforts to include combining separate metrology technologies into one tool. We may experience difficulties or delays in our development efforts with respect to these products or we may not be successful in developing these products. In addition, these products may not gain market acceptance or we may experience reliability or quality problems, which would have a material adverse effect on our future results of operations and cash flows.
OUR OPERATIONS ARE CHARACTERIZED BY THE NEED FOR CONTINUED INVESTMENT IN RESEARCH AND DEVELOPMENT AND, AS A RESULT, OUR ABILITY TO REDUCE COSTS IS LIMITED.
     Our operations are characterized by the need for continued investment in research and development and extensive ongoing customer service and support capability. As a result, our operating results could be materially adversely affected if our revenue level is below expectations. In addition, because of our continued emphasis on research and development and technological innovation, our operating costs may increase and our cash flows and liquidity may decrease in the future.
RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY WILL REQUIRE US TO CONTINUALLY DEVELOP NEW AND ENHANCED PRODUCTS.

     Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction could result in a loss of competitiveness and could materially adversely affect our operating results. We may not successfully develop and bring new products to market in a timely and cost-effective manner, any product enhancement or new product developed by us may not gain market acceptance, or products or technologies developed by others may render our products or technologies obsolete or noncompetitive. A fundamental shift in technology in our product markets could have a material adverse effect on us, particularly in light of the fact that we currently derive a major portion of our revenues from sales of our two major product families, the Opti-Probe® (including Opti-Probe CD™) and Therma-Probe®.
WE WILL NEED TO BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL WITH KNOWLEDGE OF INSTRUMENTS USED IN SEMICONDUCTOR MANUFACTURING PROCESSES TO HELP SUPPORT OUR FUTURE GROWTH. COMPETITION FOR SUCH PERSONNEL IN OUR INDUSTRY IS INTENSE.
     Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of the services of key personnel, who would be extremely difficult to replace, could have a material adverse effect on us. The services of such personnel may not continue to be available to us. We have employment agreements with some key members of our senior management team, including Messrs. Lipkin, Passarello and Opsal. To support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry and in the Silicon Valley is high, and we may not be successful in attracting and retaining such personnel.
WE OBTAIN SOME OF THE COMPONENTS AND SUBASSEMBLIES INCLUDED IN OUR SYSTEMS FROM A SINGLE SOURCE OR LIMITED GROUP OF SUPPLIERS, THE PARTIAL OR COMPLETE LOSS OF WHICH COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS.
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
     A significant portion of our sales have historically been made through manufacturers’ sales representatives, and we expect this percentage to increase since establishing Hermes-Epitek Corporation as our exclusive representative in Taiwan, China, Singapore and Malaysia. We also signed an exclusive representative agreement with TelTec Semiconductor Technic to be our representative in Europe, including the United Kingdom, Italy, Spain, France, Portugal, Belgium, Holland, Switzerland, Germany, Austria, Poland, Russia and Eastern Europe. The activities of these representatives are not completely within our control, and they may sell products manufactured by other manufacturers. In addition, in some locations our manufacturing sales representatives also provide field service and support to our customers. A reduction in the sales efforts or financial viability of such manufacturers’ sales representatives, or a termination of our relationship with such representatives, could have a material adverse effect on our sales, financial results and ability to support our customers. Although we believe that we maintain good relations with our sales representatives, such good relationships may not continue.

OUR NET SALES AND RESULTS OF OPERATIONS CAN BE ADVERSELY AFFECTED BY THE INSTABILITY OF ASIAN ECONOMIES, FROM WHICH WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES.
     Our sales to customers in Asian markets represented approximately 47% and 49% of total net revenues for the three and six months ended October 1, 2006, respectively, and 38% and 37% of total net revenues for the three and six months ended October 2, 2005, respectively. Companies in the Asia Pacific region, including Japan and Taiwan, each of which accounts for a significant portion of our business in that region, continue to experience uncertainties in their currency, banking and equity markets. These instabilities may adversely affect our sales to semiconductor device and capital equipment manufacturers located in these regions in the coming quarters and fiscal years.
WE RECENTLY CHANGED THE WAY WE MARKET AND SELL OUR PRODUCTS IN CERTAIN COUNTRIES IN ASIA, ONE OF OUR LARGEST MARKETS. AS A RESULT, OUR SALES IN THAT REGION MAY NOT BE IN LINE WITH HISTORICAL TRENDS.
     Our relationship with Hermes-Epitek changes the way we sell our products in Taiwan, China, Singapore and Malaysia. Previously, we had sales facilities and staff in Taiwan, China and Singapore who covered these countries for us. We have now closed our facilities in Taiwan and Singapore and initiated the closing of our facilities in China. Hermes-Epitek has become our exclusive distributor in marketing and servicing our products in Asia. We expect that our relationship with Hermes-Epitek will improve our sales and service while simultaneously adding flexibility to our cost structure and decreasing difficulties in managing staffing and other elements of foreign subsidiary and branch operations, but this may not occur. Since sales to customers in these countries represent such a large percentage of net revenues for the last three years, any reduction in our sales in these countries as a result of the new arrangement with Hermes-Epitek could have a significant impact on our financial condition, results of operations or cash flows.
WE ARE SUBJECT TO OPERATIONAL, FINANCIAL, POLITICAL AND FOREIGN EXCHANGE RISKS DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL SALES.
     Our export sales to customers outside of the United States accounted for approximately 65% and 62% of total net revenues for the three and six months ended October 1, 2006, respectively, and 62% and 71% of total net revenues for the three and six months ended October 2, 2005, respectively. We anticipate that export sales will continue to account for a significant portion of our revenues in the foreseeable future. Due to the significant level of our export sales, we are subject to material risks, which include:
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
In addition, the terms of our Series B Preferred Stock contain provisions that might make a change in control transaction that our stockholders would view as attractive more difficult or impossible to complete.
     As a Delaware corporation we are also afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

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
IF WE ISSUE ADDITIONAL SHARES OF STOCK IN THE FUTURE, IT MAY HAVE A DILUTIVE EFFECT ON OUR STOCKHOLDERS.
     We have a significant number of authorized and unissued shares of both our common and preferred stock available. These shares will provide us with the flexibility to issue our common or preferred stock for certain corporate purposes, which may include making acquisitions through the use of stock, adopting additional equity incentive plans and raising capital through the issuance of equity or convertible debt. In addition, if the outstanding shares of common stock increase (by stock split, stock dividend, or otherwise) or decrease (by reclassification or otherwise), the conversion price of the Series B Preferred in effect immediately prior to the change can be proportionately adjusted. These changes in the conversion price and any issuance of our common or preferred stock may result in immediate and significant dilution to our stockholders.
WE HAVE RECEIVED A NUMBER OF INQUIRIES FROM OUR STOCKHOLDERS, WHICH MAY BE A PRECURSOR TO LITIGATION
     Beginning in May 2005, we have received a number of written inquiries from our stockholders. In the event that one or more of our stockholders brings legal action against us and the members of our board of directors, the costs related to the defense of such action would be difficult to predict, but could be substantial and would likely have an adverse effect on our financial condition and results of operations. Whether or not litigation arises from such correspondence, our management team and our board of directors may be required to spend significant time and expense responding to these requests, which could have an adverse effect on our financial condition and results of operations.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The 2006 Annual Meeting of Stockholders was held on August 17, 2006. The following proposals were voted on:
     Proposal (I) Election of Class I Directors

Directors	Director Class	Total Vote For Each Director:	Total Vote Withheld From Each Director:
G. Leonard Baker, Jr.	(I)	28,585,563	2,370,695
Gregory Graves	(I)	28,848,039	2,108,219
Boris Lipkin	(I)	26,581,082	4,375,176
John Willinge	(I)	28,695,839	2,260,419
     Each of the Class I directors listed above was re-elected. Directors, Peter Hanley, Nam Suh, Lawrence Tomlinson, David Aspnes, John D’Errico and Papken Der Torrossian from Classes II and III continue to serve on our Board of Directors.

     Proposal (II) To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending April 1, 2007.

			Broker
For	Against	Abstain	Non Votes
26,219,797	3,391,110	1,345,351	12,867,486
     Proposal (II) was approved by the stockholders.
Item 5. Other Information
     During fiscal year 2006, Mr. Papken Der Torossian, Chairman of the Board, voluntarily reduced his salary for his services from $200,000 per year to $160,000 per year. On October 16, 2006, Mr. Der Torossian’s salary was reinstated to $200,000 per year.

Item 6. Exhibits

Exhibit
Number		Description
3.1	(1)	Restated Certificate of Incorporation of Therma-Wave, Inc.

3.2	(2)	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc.

3.3	(3)	Amended and Restated By-Laws of Therma-Wave, Inc.

3.4	(4)	Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock of Therma-Wave, Inc.

4.1	(5)	Form of certificate representing shares of Common Stock of Therma-Wave, Inc.

10.1	(6)	Amended and Restated Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated June 10, 2005

10.2	(7)	Streamline Facility Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated June 10, 2005

10.3	(8)	Second Modification to Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated July 31, 2006

10.4	(9)	Revised Second Modification to Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated October 2, 2006

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 2, 2000 (File No. 000-26911) and filed with the SEC on June 30, 2000.

(2)	Incorporated herein by reference to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 000-26911) and filed with the SEC on November 13, 2002.

(3)	Incorporated herein by reference to Therma-Wave’s Registration Statement on Form S-3 (Registration No 333-130717) and filed with the SEC on December 27, 2005.

(4)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911) and filed with the SEC on June 21, 2001.

(5)	Incorporated herein by reference to Therma-Wave’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No 333-76019) and filed with the SEC on July 21, 1999.

(6)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated June 10, 2005 (File No. 000-26911) and filed with the SEC on June 16, 2005.

(7)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated July 31, 2006 (File No. 000-26911) and filed with the SEC on August 2, 2006.

(8)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated July 27, 2006 (File No. 000-26911) and filed with the SEC on July 28, 2006.

(9)	Incorporated herein by reference to Therma-Wave’s Current Report on Form 8-K (File No. 000-26911) dated October 2, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.
/s/ Boris Lipkin
Boris Lipkin
President and Chief Executive Officer Director November 8, 2006

THERMA-WAVE, INC.
/s/ Joseph Passarello
Joseph Passarello
Senior Vice President, Chief Financial Officer and Secretary (as Principal Financial and Accounting Officer) November 8, 2006

EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Restated Certificate of Incorporation of Therma-Wave, Inc.

3.2	(2)	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc.

3.3	(3)	Amended and Restated By-Laws of Therma-Wave, Inc.

3.4	(4)	Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock of Therma-Wave, Inc.

4.1	(5)	Form of certificate representing shares of Common Stock of Therma-Wave, Inc.

10.1	(6)	Amended and Restated Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated June 10, 2005

10.2	(7)	Streamline Facility Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated June 10, 2005

10.3	(8)	Second Modification to Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated July 31, 2006

10.4	(9)	Revised Second Modification to Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated October 2, 2006

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 2, 2000 (File No. 000-26911) and filed with the SEC on June 30, 2000.

(2)	Incorporated herein by reference to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 000-26911) and filed with the SEC on November 13, 2002.

(3)	Incorporated herein by reference to Therma-Wave’s Registration Statement on Form S-3 (Registration No 333-130717) and filed with the SEC on December 27, 2005.

(4)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911) and filed with the SEC on June 21, 2001.

(5)	Incorporated herein by reference to Therma-Wave’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No 333-76019) and filed with the SEC on July 21, 1999.

(6)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated June 10, 2005 (File No. 000-26911) and filed with the SEC on June 16, 2005.

(7)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated July 31, 2006 (File No. 000-26911) and filed with the SEC on August 2, 2006.

(8)	Incorporated by reference to Therma-Wave’s Current Report on Form 8-K dated July 27, 2006 (File No. 000-26911) and filed with the SEC on July 28, 2006.

(9)	Incorporated herein by reference to Therma-Wave’s Current Report on Form 8-K (File No. 000-26911) dated October 2, 2006.