Form 10-Q
period 2006-12-31
THERMA WAVE INC
filed 2007-02-07
CIK 828119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 31, 2007
Common stock, $0.01 par value	37,230,516

THERMA-WAVE, INC.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	April 2,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,656	$20,623
Accounts receivable, net of allowances of $508 and $774 at December 31, 2006 and April 2, 2006, respectively	11,086	12,701
Inventories	26,475	22,353
Other current assets	713	1,621

Total current assets	52,930	57,298
Property and equipment, net	835	789
Other assets, net	1,207	1,291

Total assets	$54,972	$59,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,278	$4,062
Accrued liabilities	13,745	13,642
Deferred revenues	5,639	7,874
Term loan facility, net	4,508	4,896
Warrants and embedded derivatives	1,044	2,178

Total current liabilities	32,214	32,652
Non-current deferred revenues	896	662
Other long-term liabilities	703	1,076

Total liabilities	33,813	34,390

Commitments and contingencies (Note 6)
Series B redeemable convertible preferred stock: $0.01 par value; 10,400 shares authorized; 10,400 shares issued and outstanding at December 31, 2006 and April 2, 2006	7,426	6,940
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,230,516 shares issued and outstanding at December 31, 2006; 37,045,692 shares issued and outstanding at April 2, 2006	372	371
Additional paid-in capital	337,408	336,036
Notes receivable from stockholders	(174)	(174)
Accumulated other comprehensive loss	(1,161)	(1,108)
Deferred stock-based compensation	—	(36)
Accumulated deficit	(322,712)	(317,041)

Total stockholders’ equity	13,733	18,048

Total liabilities and stockholders’ equity	$54,972	$59,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
Net revenues
Product	$14,548	$10,488	$38,847	$35,556
Service and parts	4,361	4,940	13,789	14,676

Total net revenues	18,909	15,428	52,636	50,232
Cost of revenues
Product	8,773	6,121	22,810	20,545
Service and parts	3,607	3,939	10,358	11,260

Total cost of revenues	12,380	10,060	33,168	31,805

Gross profit	6,529	5,368	19,468	18,427

Operating expenses:
Research and development	3,302	2,755	9,570	9,643
Selling, general and administrative	6,147	5,707	16,474	18,384
Restructuring, severance and other	10	800	87	4,530

Total operating expenses	9,459	9,262	26,131	32,557

Operating loss	(2,930)	(3,894)	(6,663)	(14,130)

Other income (expense), net:
Gain on sale of product line	—	—	—	8,721
Interest expense	(203)	(205)	(609)	(352)
Interest income	138	103	533	178
Fair value adjustment -Warrants and embedded derivatives and other, net	452	(1)	1,173	(64)

Total other income (expense), net	387	(103)	1,097	8,483

Loss before benefit for income taxes	(2,543)	(3,997)	(5,566)	(5,647)
Benefit for income taxes	(275)	(157)	(852)	(105)

Net loss	(2,268)	(3,840)	(4,714)	(5,542)
Accretion of Series B preferred stock to redemption value and dividends accrued	(322)	(98)	(957)	(98)

Net loss available to common stockholders	$(2,590)	$(3,938)	$(5,671)	$(5,640)

Net loss per share:
Basic	$(0.07)	$(0.11)	$(0.15)	$(0.15)

Diluted	$(0.07)	$(0.11)	$(0.15)	$(0.15)

Weighted average common shares outstanding:
Basic	37,216	36,879	36,819	36,647

Diluted	37,216	36,879	36,819	36,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	December 31,	January 1,
	2006	2006
Operating activities:
Net loss	$(4,714)	$(5,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of product line	—	(8,721)
Non-cash restructuring charge	—	285
Depreciation of property and equipment	320	1,597
Amortization of intangible assets	414	545
Fair value adjustment — warrants and embedded derivatives	(1,134)	20
Stock-based compensation expense (benefit)	1,216	(267)
Provision (credit) for doubtful accounts receivable and sales allowances	(266)	74
Loss on disposal of property and equipment	13	111
Changes in operating assets and liabilities (excluding assets sold and liabilities assumed):
Accounts receivable	1,881	2,976
Inventories	(4,122)	8,719
Other assets	747	1,206
Accounts payable	3,216	(4,884)
Accrued and other liabilities	(241)	(885)
Deferred revenues	(2,001)	(10,440)

Net cash used in operating activities	(4,671)	(15,206)

Investing activities:
Sale of product line	—	8,950
Purchases of property and equipment	(379)	(155)
Purchase of patents	(169)	(197)

Net cash provided by (used in) investing activities	(548)	8,598

Financing activities:
Borrowings from term loan facility	—	5,000
Repayments on term loan facility	(417)	—
Proceeds from issuance of common stock	193	669
Net proceeds from issuance of Series B preferred stock and warrants	—	9,791
Payment of Series B preferred stock dividends	(471)	—

Net cash provided by (used in) financing activities	(695)	15,460

Effect of exchange rates on cash	(53)	(436)

Net increase (decrease) in cash and cash equivalents	(5,967)	8,416
Cash and cash equivalents at beginning of period	20,623	13,419

Cash and cash equivalents at end of period of period	$14,656	$21,835

Supplementary disclosures:
Cash paid for interest	$585	$392
Cash paid for income taxes	$95	$227
Application of customer deposit to sale of product line	$—	$1,000
Issuance costs incurred — Series B preferred stock	$—	$609
Fair market value of warrants issued in conjunction with Series B preferred stock	$—	$1,320
Dividends and accretion on Series B convertible preferred stock	$957	$98
Fair value embedded derivatives — Series B preferred stock	$—	$1,022
Beneficial conversion feature — Series B preferred stock	$—	$1,314
Fair market value of warrants issued in conjunction with loan and security agreement	$—	$121
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THERMA-WAVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(As of December 31, 2006)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Therma-Wave, Inc. (“we”, “our”, the “Company”) and its wholly-owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position at December 31, 2006, the operating results for the three and nine months ended December 31, 2006 and January 1, 2006, and the cash flows for the nine months ended December 31, 2006 and January 1, 2006. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended April 2, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations that may be expected for any other period or for the Company’s current fiscal year which ends on April 1, 2007.
     The Company’s fiscal year is a 52 or 53-week period ending on the Sunday closest to March 31 of each year. All period references are to the Company’s fiscal periods unless otherwise indicated.
Subsequent Event
     On January 7, 2007, the Company entered into an agreement and plan of merger with KLA-Tencor Corporation and Fenway Acquisition Corporation, a wholly-owned subsidiary of KLA-Tencor (For further information, see Note 13 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Subsequent Event”).
Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company regularly evaluates estimates and assumptions related to allowances for bad debts, sales returns and allowances, accrued warranty, inventory valuation, income taxes payable, deferred income tax asset valuation allowance, valuation of warrants and embedded derivatives, restructuring liabilities, variables and assumptions used in calculating stock-based compensation expense. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Liquidity
     The condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We reported operating losses of $17.5 million and $6.7 million for fiscal 2006 and the nine months ended December 31, 2006, respectively. We also used $16.2 million and $4.7 million of cash in operations for fiscal 2006 and the nine months ended December 31, 2006, respectively. Due to the Company’s history of losses and operating cash consumption, and uncertain macro-economic conditions worldwide, and other industry and sector factors, we cannot predict how long we will incur further losses or whether we will become profitable again or whether the Company’s business will continue to decline or if its performance will improve. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 13, 2006, which is included in the Company’s Form 10-K for the year ended April 2, 2006. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company’s principal sources of funds have been and are anticipated to be cash on hand ($14.7 million unrestricted at December 31, 2006), cash flows from operating activities (if any), borrowings under the Company’s bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of the Company’s recent financing and includes a Material Adverse Change clause) and proceeds from sales of the Company’s capital stock and other sources. We continue to re-examine all aspects of our working capital position in order to better align with our operations, market demand and current sales levels. However, if projected sales do not materialize, the Company will need to further reduce expenses. The Company may require additional equity or debt financing to meet its working capital requirements and to fund research and development activities. There are certain restrictions on the Company’s ability to raise capital pursuant to the Company’s Series B Preferred Stock Financing, as further described in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements titled “Mandatorily Redeemable Convertible Preferred Stock.” If additional funds are raised through the issuance of additional preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose additional restrictions on the Company’s operations. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current stockholders. Additional financing may not be available on terms satisfactory to the Company.
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
     Collectibility is reasonably assured: The Company recognizes revenues only if we have reasonable assurance that the revenues are collectible.
     Significant terms of arrangements with the Company’s customers, resellers and distributors usually include:
•	Systems Sold Through Resellers. The Company accounts separately for the services provided by resellers, including sales services and any post-shipment services that the resellers may be contractually obligated to provide according to the terms of the specific sales contract.

•	Standard Product Warranty. The Company offers a standard product warranty of one year, usually, beginning on the date of customer final acceptance. Additional periods of warranty are sometimes included in the price of the system sale or are sold separately. When service coverage outside the one-year warranty is included in the price of the system sale, the Company defers the fair market value of that service coverage as a liability for deferred service contract revenues and recognizes those revenues ratably over the service delivery time periods applicable to the contract.

•	Systems Under Trial and Evaluation Agreements. Revenues are not recognized for shipments of systems under trial and evaluation agreements until the customer places a firm order for the system and all other revenue recognition criteria are satisfied.

•	Payment Terms. Payment terms usually are net 30 to net 90 days. In rare circumstances, the Company agrees to extended payment terms greater than net 90 days. In those instances, which generally involve foreign sales, revenue recognition is deferred until payment is received.
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

     Service and Parts Revenues. The Company derives service and parts revenues from three primary sources — (i) sales of spare parts, (ii) service contracts and (iii) service labor. Revenues on the sale of spare parts are recognized when title and risk of loss have transferred to the customer and collectibility of the sales price has been reasonably assured. Revenues on service contracts are deferred and recognized on a straight-line basis over the term of the contract. Revenues on time and material services performed are recognized when the services are completed, collectibility of the sales price has been reasonably assured and, if applicable, customer final acceptance has been obtained.
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
Reclassifications
      Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications had no impact on total assets, income (loss) from operations or net income (loss).
Recently Issued Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for fiscal years beginning after December 15, 2005, i.e. the Company’s fiscal year ended April 1, 2007. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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
2. Balance Sheet Components

	December 31,	April 2,
(in thousands)	2006	2006
Inventory:
Raw materials and field service inventory	$12,466	$11,136
Systems in process	7,688	6,265
Finished systems	4,339	3,648
Inventory at customer locations	1,982	1,304

Total inventory	$26,475	$22,353

	December 31,	April 2,
(in thousands)	2006	2006
Property and equipment:
Laboratory and test equipment	$4,096	$4,053
Office furniture and equipment	10,382	10,241
Machinery and equipment	791	728
Leasehold improvements	7,214	7,218

Total property and equipment	22,483	22,240
Accumulated depreciation and amortization	(21,648)	(21,451)

Total property and equipment, net	$835	$789

     During the nine months ended December 31, 2006, the Company disposed of equipment having a gross value of approximately $145,000 and accumulated depreciation of approximately $132,000. There was a loss of approximately $13,000 on the disposals. During the nine months ended January 1, 2006, the Company disposed of equipment having a gross value of approximately $595,000 and accumulated depreciation of approximately $484,000. There was a loss of $111,000 on these retirements.

	December 31,	April 2,
(in thousands)	2006	2006
Accrued and other liabilities:
Accrued compensation and related expenses	$3,347	$3,078
Accrued warranty	1,277	1,244
Commissions payable	1,983	1,928
Income taxes	3,809	4,696
Restructuring liabilities	506	817
Accrued professional fees	294	831
Accrued sales and property taxes	904	306
Other accrued liabilities	1,625	742

Total accrued liabilities	$13,745	$13,642

3. Comprehensive (Loss)
     Comprehensive loss consists of the net loss for the period and the change in accumulated foreign currency translation adjustments during the period. The following table summarizes comprehensive loss for the three and nine months ended December 31, 2006 and January 1, 2006, respectively.

	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2006	January 1, 2006	December 31, 2006	January 31, 2006
Net loss	$(2,268)	$(3,840)	$(4,714)	$(5,542)
Other comprehensive loss:
Net change in cumulative translation adjustment	(42)	(178)	(53)	(436)

Comprehensive loss	$(2,310)	$(4,018)	$(4,767)	$(5,978)

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
     The following table summarizes securities outstanding as of December 31, 2006 and January 1, 2006, respectively, which were not included in the calculation of diluted net loss per share for the three and nine months ending December 31, 2006 and January 1, 2006, respectively.

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	December 31,	January 1,	December 31,	January 1,
(In thousands)	2006	2006	2006	2006
Securities Excluded From Diluted Net Loss per Share
Stock options	6,136	5,366	6,136	5,366
Warrants	1,722	1,722	1,722	1,722
Series B redeemable convertible preferred stock (assuming conversion to common shares)	6,710	6,710	6,710	6,710
     Stock options that were excluded from the diluted net loss per share had a weighted average exercise price of $3.08 and $3.58 at December 31, 2006 and January 1, 2006, respectively. The warrants outstanding that were excluded from the diluted net loss per share had a weighted average exercise price of $1.62 and $2.25 at December 31, 2006 and January 1, 2006, respectively.

     A reconciliation of basic and diluted loss per share is presented below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Basic:
Net loss available to common stockholders	$(2,590)	$(3,938)	$(5,671)	$(5,640)
Weighted shares outstanding	37,216	36,879	36,819	36,647
Net loss per share	$(0.07)	$(0.11)	$(0.15)	$(0.15)

Diluted:
Net loss available to common stockholders	$(2,590)	$(3,938)	$(5,671)	$(5,640)
Weighted shares outstanding	37,216	36,879	36,819	36,647
Effect of dilutive securities:
Stock options, warrants and convertible preferred stock	—	—	—	—

Dilutive weighted shares outstanding	37,216	36,879	36,819	36,647
Net loss per share	$(0.07)	$(0.11)	$(0.15)	$(0.15)

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
     The Company used the Modified Prospective Application (MPA) method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “ Accounting for Stock-Based Compensation,” as disclosed in the Company’s previous filings. Accordingly, the Company did not restate its prior period financial statements. Instead, the Company applies SFAS 123(R) for new options granted after the adoption of SFAS 123(R), i.e. April 3, 2006, and any portion of options that were granted after December 15, 1994 and not vested by April 3, 2006. The Company uses the Black-Scholes option pricing model for calculating the fair value of stock compensation under SFAS 123(R).
     The valuation model for stock compensation expense requires the Company to make several assumptions and judgments about the variables to be used in the calculation including expected life of the stock option, historical volatility of the underlying security, an assumed risk free interest rate and estimated forfeitures over the expected life of the option. To the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on outstanding common stock, and has no present intention to do so. The expected life represents the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and historical exercise patterns; expected volatilities are based on historical volatilities of the Company’s common stock; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and the Company has considered various factors when estimating expected forfeitures including historical experience.
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
     The pro-forma information for the three and nine months ended January 1, 2006 was as follows:

	Three Months Ended	Nine Months Ended
	January 1, 2006	January 1, 2006
	(In thousands, except	(In thousands, except
	per share data)	per share data)
Pro forma Net Loss Under SFAS No. 123:
Net loss available to common stockholders
As reported	$(3,938)	$(5,640)
Add: Stock-based employee compensation benefit included in the determination of net loss, as reported	(28)	(267)
Deduct: Stock-based employee compensation expense as determined using the fair value method	(404)	(927)

Pro forma net loss	$(4,370)	$(6,834)
Basic net loss per share
As reported	$(0.11)	$(0.15)
Pro forma	$(0.12)	$(0.19)
Diluted net loss per share
As reported	$(0.11)	$(0.15)
Pro forma	$(0.12)	$(0.19)
     Prior to the adoption of SFAS 123(R), stock-based employee compensation expense included in net loss as reported includes amounts for two events: stock options assumed during the acquisition of Sensys Corporation, and the stock option exchange on September 10, 2003.
Impact of the adoption of SFAS No. 123(R)
     The effect of recording stock-based compensation for the three and nine months ended December 31, 2006 was as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
	(In thousands, except	(In thousands, except
	per share data)	per share data)
Stock-based compensation expense by type of award:
Employee stock options	$393	$1,178
Employee stock purchase plan	—	38

Net effect on net loss	$393	$1,216
Effect on net loss per share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
     As of December 31, 2006, the unamortized stock-based compensation balance related to unvested stock options was $2.3 million after estimated forfeitures which will be recognized over an estimated weighted average amortization period of 2.8 years. Stock-based compensation capitalized in inventory as of December 31, 2006 was immaterial. Stock-based compensation expense recorded in the three and nine months ended December 31, 2006 had no effect on cash flows or the benefit recorded from income taxes.

Valuation Assumptions
     The Company continues to estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Prior to the adoption of SFAS 123 (R), the Company used an accelerated attribution method to expense its option grants and will continue to expense option grants prior to April 3, 2006 using this method. Option grants after April 3, 2006 are expensed using the straight-line attribution method.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Assumptions Used for Estimating Fair Value of Option Grants:
Risk-free interest rate*	—%	4.5%	4.9%	4.1%
Dividend yield*	—%	—%	—%	—%
Volatility*	—%	72%	95%	73%
Expected life (in years) *	—	3.2	5.4	3.2

* There were no option grants during the quarter ended December 31, 2006.
     The value of stock purchase rights granted under our employee stock purchase plans were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Assumptions Used for Estimating Fair Value of ESPP Purchase Rights:
Risk-free interest rate**	—%	4.3%	4.3%	3.6%
Dividend yield**	—%	—%	—%	—%
Volatility**	—%	67%	69%	62%
Expected life (in years) **	—	1.12	0.5	0.62

** There was no compensation expense under the employee stock purchase plans during the quarter ended December 31, 2006.
     The weighted average grant-date fair value of our stock purchase rights granted under our employee stock purchase plans was $0 and $0.49 for the three and nine months ended December 31, 2006, respectively, and $0.62 and $0.75 for the three and nine months ended January 1, 2006, respectively.
     On July 27, 2006, the Company approved certain amendments to the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). Commencing with the offering period beginning August 1, 2006, the Company eliminated the look-back period and reduced the purchase discount from 15% to 5%, so that the purchase price for a share purchased under the ESPP will be ninety five percent (95%) of the fair market value of a share of the Company’s common stock on the purchase date, which will be the last day of the applicable offering period. The plan revisions qualify the ESPP as non-compensatory and accordingly, no stock compensation charges as defined under SFAS No. 123(R) will apply in the future. Thus, there is no ESPP charge recorded in the quarter ended December 31, 2006.

     A summary of the Company’s stock option activity, and related information for the three and nine months ended December 31, 2006 is as follows:

				Weighted
			Weighted	Average
	Options		Average	Remaining
	Available for	Number of	Exercise	Contractual	Aggregate
	Future	Options	Price Per	Term (in	Intrinsic
	Issuance	Outstanding	Share	years)	Value (000s)
Stock Option Activity
Balance at April 2, 2006	2,798,744	5,136,655	$3.66	6.3
Authorized	59,282	—	—
Granted	(264,000)	264,000	1.62
Exercised	—	(3,000)	0.47
Forfeited or expired	105,207	(105,207)	3.06

Balance at July 2, 2006	2,699,233	5,292,448	$3.57	6.2	$896
Authorized	—	—	—
Granted	(1,027,100)	1,027,100	1.03
Exercised	—	(985)	0.47
Forfeited or expired	112,879	(112,879)	7.73

Balance October 1, 2006	1,785,012	6,205,684	$3.08	6.6	$916
Authorized	—	—	—
Granted	—	—	—
Exercised	—	(5,625)	0.47
Forfeited or expired	64,471	(64,471)	2.63

Balance at December 31, 2006	1,849,483	6,135,588	$3.08	6.4	$911

Options exercisable at December 31, 2006	—	3,709,108	$3.93	6.2	$703
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options at December 31, 2006, based on the $1.19 closing stock price of our common stock on the NASDAQ Stock Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2006 was 2,159,228 and 1,078,021, respectively.

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Weighted average grant date fair value of options granted (per share)	$—	$0.87
Total fair value of shares vested (in thousands)	$351	$1,138
Total intrinsic value of options exercised (in thousands)	$3	$4
Total cash received from employees as a result of employee stock option exercises (in thousands)	$3	$3
Tax benefits realized as a result of employee stock option exercises (in thousands)	$—	$—
     The weighted average grant-date fair value of our stock options granted was $0 and $0.87 for the three and nine months ended December 31, 2006, respectively, and $0.77 and $0.94 for the three and nine months ended January 1, 2006, respectively.
     The Company settles employee stock option exercises with newly issued common shares. The Company does not have any employee equity awards outstanding other than options described above as of December 31, 2006. See Note 13 for a description of the impact of the change in control on vesting of certain options.

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
     Rent expense was approximately $0.3 million and $0.2 million for the three months ended December 31, 2006 and January 1, 2006, respectively, and $1.0 million and $0.9 million for the nine months ended December 31, 2006 and January 1, 2006, respectively. As of December 31, 2006, future minimum lease payments under non-cancelable operating leases (facilities and equipment leases) are as follows:

	2007
	(3 months)	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Contractual obligations by Fiscal Year:
Operating lease obligations	$464	$1,863	$1,405	$1,193	$1,039	$6	$5,970
Asset retirement obligations	$—	$275	$—	$—	$—	$—	$275

Total	$464	$2,138	$1,405	$1,193	$1,039	$6	$6,245

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
     The Company has approximately $0.9 million ($1.1 million of lease costs accrued net of $0.2 million in anticipated sublease income) associated with restructuring activities and asset retirement obligations as of December 31, 2006, which are included in the future minimum operating lease payments above.
     The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) during fiscal 2006. SFAS 143 requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon adoption of SFAS 143 the company recorded an asset retirement obligation of $0.3 million for asset retirement obligations related to restoring the Kato Road facilities to shell condition upon termination of these leases. As of December 31, 2006, sufficient information was not available to estimate the potential asset retirement obligation related to the Reliance Way facility lease that expires in February 2011.
     On August 12, 2004, the Company entered into an agreement with a third party involving a mutual exchange of intellectual property rights, effective July 1, 2004. The mutual exchange of intellectual property rights was the settlement of potential patent litigation between the two parties to the agreement. During the term of the agreement, until either the patents involved expire or the Company stops using that technology, Therma-Wave agreed to pay a royalty of $50,000 for each stand-alone tool shipped by Therma-Wave that uses scatterometry to perform CD measurements and $12,500 for each integrated tool on behalf of a scatterometry product sold. These royalties are adjustable annually for increases in the consumer price index. Amounts due under the agreement have been paid or accrued as liabilities and charged to cost of sales or pre-paid royalties included in other current assets, as appropriate, as of December 31, 2006.

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
January 1, 2006
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

Indemnification
     We indemnify some suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by the Company of third party intellectual property. The Company also concluded certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship and only to the extent consistent with the Company’s bylaws and applicable law. In June 2005, under the terms of the sale of the CCD-i product line to TEL, the Company, under certain circumstances, committed to provide and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of December 31, 2006, we have not incurred any losses under such indemnification provisions during the periods covered in this report and believe that the fair value of the Company’s indemnification obligations is not material.
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
7. Financing Arrangements
     In June 2003, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank, (“SVB”). The Loan Agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The Loan Agreement’s credit facility allows the Company to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (9.75% as of December 31, 2006). The EXIM revolving line allows the Company to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (10.0% as of December 31, 2006).
     On June 10, 2005, the Company and SVB entered into an Amended and Restated Loan and Security Agreement (“Restated Loan Agreement”) and a Streamline Facility Agreement that renewed the $15.0 million revolving line of credit to the Company and extended the maturity to June 11, 2007. The Restated Loan Agreement’s revolving line of credit can be utilized by the Company to (i) borrow funds for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts and (iv) support certain cash management services. The Company’s borrowings under the guaranteed credit facilities are secured by substantially all of the Company’s assets, including intellectual property. The Company has approximately $1.4 million as of December 31, 2006 in outstanding letters of credit under the Restated Loan Agreement. No amounts have been drawn against the standby letters of credit as of December 31, 2006.
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

     On September 30, 2005, the Company and SVB entered into a First Modification to Loan and Security Agreement (the “First Modification”) to the Restated Loan Agreement. The First Modification amends the Restated Loan Agreement by (i) creating a $5.0 million term loan facility (the “Term Loan Facility”), (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. In accordance with the terms of the First Modification, the aggregate commitments available to be borrowed by the Company under the Term Loan and the existing formula based revolving line of credit will not exceed $15.0 million (which is restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders). The Company is in compliance with all the covenants in the Restated Loan Agreement and First Modification as of December 31, 2006.
     Also on September 30, 2005, the Company borrowed $5.0 million under the Term Loan Facility. The Company commenced principal payments plus accrued interest on October 31, 2006 and will continue to make payments in 24 equal installments until September 30, 2008. The outstanding balance accrues interest at an interest rate equal to SVB’s prime rate plus 2.50% (10.75% as of December 31, 2006). Though the term loan has a stated maturity of September 2008, the outstanding balance has been classified as a current liability at December 31, 2006, primarily due to the Material Adverse Change clause included in the First Modification that permits the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.
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
     On July 31, 2006, the Company and SVB entered into a Second Modification to the Loan and Security Agreement (the “Second Modification”) to the Restated Loan Agreement. The Second Modification amends the Restated Loan Agreement by (i) extending the maturity date for the line of credit by one year to June 11, 2008, (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. On October 2, 2006, the Company and SVB entered into a Revised Second Modification to Loan and Security Agreement (the “Revised Second Modification”) to correct an omission from the Second Modification. The Revised Second Modification amends the Second Modification by providing that the Company will pay SVB an annual fee based on the Domestic Credit Line and the EXIM Credit Line (as such terms are defined in the Amended and Restated Loan and Security Agreement). As of December 31, 2006, the Company was in compliance with all the covenants in the Restated Loan Agreement.
8. Restructuring, Severance and Other Costs
     The following table provides summary activity related to the Company’s continuing restructuring activities for the nine months ended December 31, 2006 and January 1, 2006:

	Liability as of			Payments and	Liability as of
	April 2, 2006		Provision	Reductions	December 31, 2006
	(In thousands)
Restructuring, severance and other costs incurred
Severance and workforce reduction	$66		$33	$(97)	$2
Consolidation of excess facilities	1,529		55	(668)	916

Total	$1,595	**	$88	$(765)	$918	*

	Liability as of		Payments and		Liability as of
	April 3, 2005	Provision	Reductions		January 1, 2006
	(In thousands)
Restructuring, severance and other costs incurred
Severance and workforce reduction	$—	$2,219	$(1,567)		$652
Consolidation of excess facilities	178	2,311	(812	)***	1,677

Total	$178	$4,530	$(2,379)		$2,329	*

*	Includes $412,000 and $982,000 classified as long-term as of December 31, 2006 and January 1, 2006, respectively.

**	Includes $778,000 and $0 classified as long-term as of April 2, 2006 and April 3, 2005, respectively.

***	Includes non-cash fixed asset write-off of approximately $285,000 related to July 29, 2005 restructuring plan for North American operations.
Severance and workforce reduction.
     During the nine months ended December 31, 2006, the Company made payments of $0.1 million related to severance and workforce reduction accruals.
     During the nine months ended January 1, 2006, the Company recorded approximately $2.2 million in charges related to severance and workforce reductions as part of restructuring of the Company’s Asian and North American operations. The Company also made payments of approximately $1.6 million related to severance and workforce reduction accruals made during the nine months ended January 1, 2006.
Consolidation of excess facilities.
     During the nine months ended December 31, 2006, the Company paid approximately $0.7 million related to lease and other facility payments related to consolidation of excess facilities accruals made in prior periods.
     During the nine months ended January 1, 2006, the Company recorded approximately $2.3 million in charges related to the consolidation of excess facilities. The Company’s provision for the consolidation of excess facilities includes approximately $0.4 million in office closing costs, approximately $1.8 million related to the Company’s estimate of lease costs, net of anticipated sublease income and other charges of approximately $54,000 representing a liability to a distributor resulting from the restructuring of the Company’s Asian operations, which was settled during the nine months ended December 31, 2006. The Company also made payments of $0.8 million related to consolidation of excess facility accruals made in current and prior periods.
9. Accrued Warranty
     At the time of revenue recognition, the Company provides an accrual for estimated costs to be incurred pursuant to warranty obligations. This estimate is based primarily on historical experience. Changes in the accrued warranty during the three and nine months ended December 31, 2006 and January 1, 2006, respectively, are summarized as follows:

		Provisions
		For Warranties	Settlements
	Beginning	Issued During	Of Pre-Existing	Ending
	Balance	the Period	Warranties	Balance
	(In thousands)
Accrued Warranty
Three Months Ended December 31, 2006	$1,141	$301	$(165)	$1,277

Three Months Ended January 1, 2006	$837	$154	$(425)	$566

		Provisions
		For Warranties	Settlements
	Beginning	Issued During	Of Pre-Existing		Ending
	Balance	the Period	Warranties		Balance
	(In thousands)
Accrued Warranty
Nine Months Ended December 31, 2006	$1,244	$546	$(513)		$1,277

Nine Months Ended January 1, 2006	$1,656	$541	$(1,631	)*	$566

*	Includes $243,000 assumed by TEL and $469,000 reclassified to Accrued Commissions related to Hermes agreement. See Note 6 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Commitments and Contingencies.”
     Amounts accrued and paid, related to support and warranty under the Company’s exclusive representative agreements are included in cost of revenues and commissions payable in the condensed consolidated financial statements.
10. Other Assets, Net
     Capitalized patent acquisition costs are included in non-current other assets, net. Capitalized patent acquisition costs are amortized on a straight-line basis over the estimated useful life of the patent, generally five years. During the three months ended December 31, 2006 and January 1, 2006, amortization of patent assets was $0.1 million and $0.2 million, respectively. During the nine months ended December 31, 2006 and January 1, 2006, amortization of patent assets was $0.4 million and $0.5 million, respectively. Amortization of the remaining net book value of the patent portfolio as of December 31, 2006 of $0.2 million is estimated to be completed during fiscal 2008.

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
     The following table summarizes the valuation of the Series B Preferred:

	December 31,	April 2,
	2006	2006
	(In thousands)	(In thousands)
Redeemable convertible preferred stock	$10,400	$10,400
Less:
Issuance costs	609	609
Fair value of warrants at issuance (see “Warrants”)	1,634	1,634
Fair value of embedded derivative features at issuance (see “Embedded Derivatives”)	484	484
Beneficial conversion feature at issuance (see “Conversion”)	1,115	1,115

Subtotal	$3,842	$3,842
Plus:
Accrued unpaid dividends (see “Dividends”)	156	156
Cumulative accretion of discount to redemption value	712	226

Convertible preferred stock	$7,426	$6,940

     The Company records accretion of the Series B Preferred discount to its redemption value, at the first fixed redemption date of November 22, 2010, using the effective interest method. Total accretion of the discount to the Series B Preferred redemption value was recorded to the accumulated deficit and to the net loss attributable to common stockholders, amounting to $166,000 and $486,000 for the three and nine months ended December 31, 2006, respectively and $31,000 for the three months ended January 1, 2006.
     The Series B Preferred has the following rights, preferences and privileges:
Registration Rights
     The Company and the holders of Series B Preferred entered into a “Registration Rights Agreement” on November 22, 2005. Among other things, the Company was obligated to file a registration statement on Form S-3 within 60 days of the agreement and use its commercially reasonable efforts to cause such registration statement to become effective. The Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission on December 27, 2005, pursuant to which the shares of Common Stock issuable upon conversion of the Series B Preferred, as well as the shares of Common Stock issuable upon the exercise of warrants, were registered for resale. The agreement does not provide for any liquidated damages by the Company to the Series B Preferred holders if the Company is unable to complete the registration or maintain such effectiveness.

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
     At December 31, 2006, the Company’s cash and cash equivalents balance was $14.7 million. Pursuant to the November 22, 2005 agreement, if the Company’s cash balance is below $15 million at any quarter-end, the Series B Preferred stockholders are entitled to designate one additional director to the Board of Directors. While we do not expect the Series B Preferred stockholders to enforce this right pending the close of the acquisition with KLA-Tencor, we cannot be certain they will not do so.
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
     During the three and nine months ended December 31, 2006, the Company recorded preferred stock dividends of approximately $156,000 and $471,000 respectively as an increase to the net loss available to common stockholders in the accompanying condensed consolidated statement of operations. During the three months ended January 1, 2006, the Company recorded preferred stock dividends of approximately $67,000. The Company accrued $156,000 for the unpaid balance of dividends at the quarter ended December 31, 2006 and is included in the carrying value of the Series B Preferred as of December 31, 2006.
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
Liquidation Preference
     Upon any liquidation, dissolution or winding up of the Company (whether voluntary or involuntary), each holder of the Series B Preferred shall be entitled to be paid, before any distribution or payment is made upon, and in preference to, any Common Stock and Series A Preferred (none outstanding), but after the payment of outstanding debt, an amount in cash equal to the greater of (a) the aggregate Liquidation Value of all Shares held by such holder plus all accrued and unpaid dividends up to and including the date of all payment of such preferential amount that shall be tendered with respect to such shares of Series B Preferred in connection with such liquidation, dissolution or winding up and (b) the amount that such holder would have received had such holder converted such Series B Preferred into shares of Common Stock immediately prior to such liquidation, dissolution or winding up, and upon timely payment in full of such amount the holders of Series B Preferred shall not be entitled to any further payment. If upon any such liquidation, dissolution or winding up of the Company, the Company’s assets to be distributed among the holders of the Series B Preferred are insufficient to permit payment to such holders of the aggregate amount they are entitled to be paid, then the entire assets available to be distributed to the Company’s stockholders shall be distributed pro rata to such holders based upon the aggregate liquidation preference of the Series B Preferred held by each holder. See Note 13 for a description of the impact of the change in control on the Series B Preferred.
Warrants
     In connection with the November issuance of Series B Preferred, the Company issued warrants to purchase 1,560,000 shares of Common Stock for $1.55 per share, subject to adjustment based on the provisions described in the warrant agreement. Such warrants are outstanding at December 31, 2006 and expire in 2010. Using the Black-Scholes pricing model, the Company determined that the fair value of the warrants was approximately $1.6 million at the date of grant (assumptions used were 4.34% interest rate, 98.35% volatility and 5 year contractual term). The warrants are classified as a liability as required by SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity,” due to terms of the warrant agreement, which contain a contingent share redemption provision in the event of a change of control of the Company. The warrants are measured at fair value both initially and in subsequent periods. Subsequent changes in the fair value of the warrants will be recognized in current earnings under “other income (expense)” in the condensed consolidated statements of operations. The decrease in fair value for the three and nine months ended December 31, 2006 resulted in other income of $0.2 million and $0.9 million, respectively. At December 31, 2006, the fair value of the warrant liability was $1.0 million as compared to $1.9 million as of April 2, 2006.
Embedded Derivatives
     In connection with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” there are two contingent cash redemption features included in the Purchase Agreement which constitute embedded derivatives that require bifurcation from the carrying value of the Series B Preferred mezzanine-classified securities and separation classification as liabilities. These two cash redemption features are contingent upon a change in control of the Company, and upon a subsequent dilutive round of equity financing, respectively. As of December 31, 2006, the Company estimated the fair value of the embedded derivatives at $0.1 million, with the assistance of a valuation performed by an independent valuation firm. The decrease in the fair value of the embedded derivatives for the three and nine months ended December 31, 2006 was recognized as other income of $0.2 million and $0.3 million, respectively in the accompanying condensed consolidated statements of operations.

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
     Net revenues from external customers are attributed to individual countries based on the location to which the products or services are being delivered. Revenues from Europe, excluding Germany, are the sum of net revenues generated in the United Kingdom, France, Italy, Israel and Ireland, among others, each of which does not represent greater than 10% of total net revenues. The following table summarizes the percentage of the Company’s total net revenues by geography for the three and nine months ended December 31, 2006 and January 1, 2006, respectively:

	Three Months Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006

Revenues by Country
United States	51%	39%	43%	33%
Taiwan	10%	10%	16%	13%
Japan	23%	5%	14%	11%
Europe	8%	22%	11%	31%
Korea	5%	12%	5%	7%
China	2%	11%	3%	4%
Singapore	1%	1%	8%	1%

Total	100%	100%	100%	100%

     Net revenues in each geographic area are recognized according to the Company’s revenue recognition policy as described in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Export sales to customers outside of the United States were $9.3 million and $9.4 million for three months ended December 31, 2006 and January 1, 2006, respectively, and $30.0 million and $33.8 million for nine months ended December 31, 2006 and January 1, 2006, respectively.
     Four customers accounted for 30% 13%, 11% and 10%, respectively of our net revenue for the three months ended December 31, 2006 and three customers accounted for 18%, 12% and 10%, respectively of our net revenue for the nine months ended December 31, 2006. Four customers accounted for 16% 15%, 12% and 11%, respectively of our net revenue for the three months ended January 1, 2006 and two customers accounted for 29% and 12%, respectively of our net revenue for the nine months ended January 1, 2006.

     The following is a summary of the Company’s operations by geographic area. The net revenues reported below reflect the location of the Company’s operations, not the location of product delivery. The Company also has operations in Japan and Korea, none of which is material for separate disclosure. Substantially all of the Company’s long-lived assets are located in the United States.

		Other
		Foreign
Segment Information (in thousands)	U.S.	Locations	Eliminations	Consolidated
Three Months Ended December 31, 2006
Sales to unaffiliated customers	$17,600	$1,309	$—	$18,909
Transfers between geographic regions	115	107	(222)	—

Total net revenues	$17,715	$1,416	$(222)	$18,909

Operating income (loss)	$(2,762)	$(93)	$(75)	$(2,930)

Three Months Ended January 1, 2006
Sales to unaffiliated customers	$13,506	$1,922	$—	$15,428
Transfers between geographic regions	465	287	(752)	—

Total net revenues	$13,971	$2,209	$(752)	$15,428

Operating income (loss)	$(3,845)	$(100)	$51	$(3,894)

Nine Months Ended December 31, 2006
Sales to unaffiliated customers	$48,784	$3,852	$—	$52,636
Transfers between geographic regions	576	309	(885)	—

Total net revenues	$49,360	$4,161	$(885)	$52,636

Operating income (loss)	$(6,173)	$(248)	$(242)	$(6,663)

Nine Months Ended January 1, 2006
Sales to unaffiliated customers	$43,995	$6,237	$—	$50,232
Transfers between geographic regions	(380)	976	(596)	—

Total net revenues	$43,615	$7,213	$(596)	$50,232

Operating income (loss)	$(14,990)	$(550)	$1,410	$(14,130)

13. Subsequent Event
     On January 7, 2007, the Company entered into an agreement and plan of merger with KLA-Tencor Corporation and Fenway Acquisition Corporation (“Fenway”), a wholly-owned subsidiary of KLA-Tencor. Pursuant to the Merger Agreement, Fenway has agreed to make a cash tender offer for all of the issued and outstanding shares of (a) the Company’s common stock at a per share purchase price of $1.65 and (b) the Company’s Series B Convertible Preferred Stock at a per share purchase price of $1.65 per share of the Company common stock into which a share of Series B Preferred Stock is convertible.
     As soon as practicable after the consummation of the tender offer, Fenway will merge with and into the Company and the Company will become a wholly-owned subsidiary of KLA-Tencor. As a result of the merger, the remaining stockholders of the Company, other than stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be entitled to receive $1.65 per share of common stock. Upon the consummation of the tender offer, the vesting of certain unvested stock options will accelerate to allow full vesting upon change in control, in accordance with the terms of these option agreements.
     The directors, executive officers and all the holders of the Company’s Series B Convertible Preferred Stock, in their respective capacities as security holders of the Company, concurrently with the execution of the merger agreement, entered into a Tender and Support Agreement, effective as of January 7, 2007, with KLA-Tencor, Fenway and the Company. Pursuant to the Tender and Support Agreement, each principal stockholder agreed, among other things, to tender its shares of capital stock of the Company in the tender offer and to vote such shares in favor of the Merger and against any alternative acquisition proposal. In addition, the Principal Stockholders have granted the Company a proxy to vote their respective shares exercisable under certain conditions. Furthermore, pursuant to the Tender and Support Agreement, the Company may be required to redeem outstanding warrants to purchase 1,560,000 shares of common stock of the Company in accordance with the terms of such warrants.

     The consummation of the tender offer and the merger is subject to customary closing conditions, including regulatory approvals and, depending on the number of shares held by KLA-Tencor after its acceptance of the shares properly tendered in connection with the tender offer, approval of the merger by the holders of the Company’s outstanding shares remaining after the completion of the tender offer may be required.
Contingent Consideration
     In connection with the agreement and plan of merger with KLA-Tencor Corporation and Fenway Acquisition Corporation signed on January 7, 2007, the Company reviewed its commitments with its lease facilities, asset retirement obligations, representative agreements with its distributors, indemnification with its suppliers and customers, loan and security agreement, professional services fees and employment contracts. Upon the consummation of the tender offer, certain obligations may be triggered depending on the ultimate outcome of the merger.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our ability to consummate the transaction with KLA-Tencor, our ability to manage our costs and reduce operating expenses, our ability to improve long-term profitability, our ability to provide cost efficiencies and sustain our operations and cash position, our ability to continue the successful development and introduction of new products and improvement of current products, our ability to maintain a level of international sales necessary for such sales to account for a significant portion of our revenue, the charges to be incurred in connection with, and the cost savings resulting from, our restructurings, future stock-based employee compensation charges, cash consumption for the fourth quarter of fiscal 2007 and trends in our financial performance. You can identify these and other forward-looking statements by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.
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
     Overview
     We develop, manufacture, market and service process control metrology systems used in the manufacture of semiconductors. Process control metrology is used to monitor process parameters to enable semiconductor manufacturers to maintain high overall manufacturing yield, increase their equipment productivity and reduce the size of the circuit features imprinted on the semiconductor to thereby improve the performance of the semiconductor device. Our current product families: Therma-Probe (R) , Opti-Probe (R) , Opti-Probe CD(TM) and RT/CD (R) , use proprietary and patented technology to provide precise, non-contact, non-destructive measurement for the basic building blocks, or process modules, used in the manufacture of integrated circuits.
     Our services include selling parts, billable service calls, and maintenance contracts related to our metrology products. Service and parts revenues are derived either from the performance of billable service calls, direct sales of parts or service maintenance contracts, which are normally of one-year duration. We do not service any products other than those sold by us.
     On January 7, 2007, we entered into an agreement and plan of merger with KLA-Tencor Corporation and Fenway Acquisition Corporation (“Fenway”), a wholly-owned subsidiary of KLA-Tencor. Pursuant to the Merger Agreement, Fenway has agreed to make a cash tender offer for all of the issued and outstanding shares of (a) our common stock at a per share purchase price of $1.65, and (b) our Series B Convertible Preferred Stock at a per share purchase price of $1.65 per share of our common stock into which a share of Series B Preferred Stock is convertible.
     The consummation of the tender offer and the merger is subject to customary closing conditions, including regulatory approvals and, depending on the number of shares held by KLA-Tencor after its acceptance of the shares properly tendered in connection with the tender offer, approval of the merger by the holders of our outstanding shares remaining after the completion of the tender offer may be required.
     Our fiscal year is a 52 or 53-week period ending on the Sunday closest to March 31 of each year. All period references are to our fiscal periods unless otherwise indicated.
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
Stock-Based Compensation
     Effective April 3, 2006, we implemented the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R), which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model and expected forfeiture rate, (Black-Scholes), and is recognized as expense over the requisite service period of the award. Black-Scholes requires the use of highly subjective, complex assumptions, including expected term, the price volatility of our stock and expected forfeiture rate. We elected to use the modified prospective application method upon implementation and, therefore, have not restated our financial results for prior periods. As a result of adopting SFAS No. 123(R), we recognized $1.2 million of stock-based compensation expense in the nine months ended December 31, 2006. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and restated interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based compensation.”
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
Results of Operations
     The following tables summarize our unaudited historical results of operations as a percentage of net revenues for the periods indicated. The historical financial data for the three and nine months ended December 31, 2006 and January 1, 2006 were derived from our unaudited condensed consolidated financial statements which, in the opinion of management, reflect all adjustments necessary for the fair statement of the financial condition and results of operations for such periods.

	Three Months Ended
	December 31, 2006		January 1, 2006
		% of Net		% of Net	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues
Product	$14,548	76.9%	$10,488	68.0%	$4,060	38.7%
Service and parts	4,361	23.1%	4,940	32.0%	(579)	(11.7)%

Total net revenues	18,909	100.0%	15,428	100.0%	3,481	22.6%

Cost of revenues
Product	8,773	46.4%	6,121	39.7%	2,652	43.3%

Service and parts	3,607	19.1%	3,939	25.5%	(332)	(8.4)%

Total cost of revenues	12,380	65.5%	10,060	65.2%	2,320	23.1%

Gross profit	$6,529	34.5%	$5,368	34.8%	$1,161	21.6%

	Nine Months Ended
	December 31, 2006		January 1, 2006
		% of Net		% of Net	Increase
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues
Product	$38,847	73.8%	$35,556	70.8%	$3,291	9.3%
Service and parts	13,789	26.2%	14,676	29.2%	(887)	(6.0)%

Total net revenues	52,636	100.0%	50,232	100.0%	2,404	4.8%

Cost of revenues
Product	22,810	43.3%	20,545	40.9%	2,265	11.0%

Service and parts	10,358	19.7%	11,260	22.4%	(902)	(8.0)%

Total cost of revenues	33,168	63.0%	31,805	63.3%	1,363	4.3%

Gross profit	$19,468	37.0%	$18,427	36.7%	$1,041	5.6%

     Net Revenues. Net revenues for the three and nine months ended December 31, 2006 were $18.9 million and $52.6 million, respectively, representing an increase of 22.6% and 4.8% from net revenues of $15.4 million and $50.2 million for the three and nine months ended January 1, 2006, respectively.
     Net product revenues for the three months ended December 31, 2006 increased $4.1 million compared to the three months ended January 1, 2006. The increase in revenue was attributable to a shift to our advanced 300mm products with higher average selling prices. Revenues from Opti-Probe products increased by $3.4 million and revenues from Therma-Probe products increased by $1.0 million. This increase was offset by a decrease in upgrade revenue of $0.3 million. Service and parts revenue for the three months ended December 31, 2006 and January 1, 2006 decreased $0.6 million due to a general decrease in billable service and spares.
     Net product revenues for the nine months ended December 31, 2006 increased $3.3 million compared to the nine months ended January 1, 2006. The increase in revenue was attributable to a shift to our advanced 300mm products with higher average selling prices. Revenues from Therma-Probe products increased by $3.6 million, revenues from Opti-Probe products increased by $0.4 million and system upgrade revenue increased $0.5 million. These increases in net revenues were offset by a decrease in revenue of $1.2 million due to the sale of the CCD-i product line during fiscal 2006. Service and parts net revenues for the nine months ended December 31, 2006 and January 1, 2006 decreased $0.9 million due to a general decrease in billable service and spares.
     Export sales to customers outside of the United States accounted for 49% and 61% of our total net revenues for the three months ended December 31, 2006 and January 1, 2006, respectively, and 57% and 67% for the nine months ended December 31, 2006 and January 1, 2006, respectively. We anticipate that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. The flow of orders and shipments by country are unpredictable as our customers have sites around the world. Therefore, the percentage of revenues by country may vary greatly from period to period. For more information on revenues by country for the three and nine months ended December 31, 2006 and January 1, 2006, see Note 12 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
     Gross Profit. Gross profit for the three and nine months ended December 31, 2006 was 34.5% and 37.0%, respectively, compared to gross profit of 34.8% and 36.7% for the three and nine months ended January 1, 2006, respectively. Systems gross profit for the three and nine months ended December 31, 2006 was 39.7% and 41.3%, respectively, compared to 41.6% and 42.2%, respectively, for the three and nine months ended January 1, 2006. Systems gross profit for the three months ended December 31, 2006 decreased 1.9% compared to the three months ended January 1, 2006. This decrease during the three months ended December 31, 2006 compared to the year ago period resulted from fewer sales of high margin internal tools, increased provisions for inventory valuation and unfavorable manufacturing variances for our new generation Opti-Probe systems. Systems gross profit for the nine months ended December 31, 2006 decreased by 0.9% from the nine months ended January 1, 2006 primarily as a result of increased revenues through our representatives which typically have lower margins.
     Service and parts gross profit for the three and nine months ended December 31, 2006 were 17.3% and 24.9%, respectively, compared to 20.3% and 23.3%, respectively, for the three and nine months ended January 1, 2006. The 3.0% decrease in service gross profit during the three months ended December 31, 2006 compared to the three months ended January 1, 2006 resulted from reduced revenues for spare parts and billable service. The 1.6% increase in gross profit during the nine months ended December 31, 2006 compared to the nine months ended January 1, 2006 was primarily due to a $1.0 million inventory provision in the second quarter of fiscal 2006.
     Stock-based compensation expense (benefit) included in gross profit for the three and nine months ended December 31, 2006 was $43,000 and $122,000, respectively, and was ($2,000) and $0, respectively, for the three and nine months ended January 1, 2006.

     Research and Development, Selling, General and Administrative Expenses, and Restructuring, Severance and Other. The following tables present research and development, selling, general and administrative expenses and restructuring, severance and other, both in absolute dollars and as a percentage of net revenues, for the three and nine months ended December 31, 2006 and January 1, 2006 (dollars in thousands):

	Three Months Ended
	December 31, 2006		January 1, 2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
Research and development	$3,302	17.5%	$2,755	17.8%	$547	19.9%
Selling, general and administrative	6,147	32.4%	5,707	37.0%	440	7.7%
Restructuring, severance and other	10	0.1%	800	5.2%	(790)	(98.8)%

Total operating expenses	$9,459	50.0%	$9,262	60.0%	$197	2.1%

	Nine Months Ended
	December 31, 2006		January 1, 2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	Change
Research and development	$9,570	18.2%	$9,643	19.2%	$(73)	(0.8)%
Selling, general and administrative	16,474	31.2%	18,384	36.6%	(1,910)	(10.4)%
Restructuring, severance and other	87	0.2%	4,530	9.0%	(4,443)	(98.1)%

Total operating expenses	$26,131	49.6%	$32,557	64.8%	$(6,426)	19.7%

     Research and Development (“R&D”) Expenses. R&D expenses, for the three and nine months ended December 31, 2006 were $3.3 million and $9.6 million, respectively, representing an increase of $0.5 million and $0, respectively, from R&D expenses of $2.8 million and $9.6 million for the three and nine months ended January 1, 2006, respectively. The year over year increase can be attributable to stock-based compensation and new product development expenses offset by cost reduction programs associated with restructuring activities that were completed in fiscal 2006. Stock-based compensation expense (benefit) included in R&D expenses for the three and nine months ended December 31, 2006 was $68,000 and $218,000, respectively and was $(17,000) and $(263,000), respectively, for the three and nine months ended January 1, 2006.
     Selling, General and Administrative (SG&A) Expenses. SG&A expenses, for the three and nine months ended December 31, 2006 were $6.1 million and $16.5 million, respectively, representing an increase of $0.4 million and a decrease of $1.9 million, respectively, from SG&A expenses of $5.7 million and $18.4 million for the three and nine months ended January 1, 2006, respectively. The increase in SG&A expense for the three months ended December 31, 2006 relates to the increase in professional service expenses related to the proposed KLA-Tencor merger and stock-based compensation expense offset by lower sales commission and compliance expenses. The decrease in SG&A expenses for the nine months ended December 31, 2006 compared to the same prior year period was due to the benefits achieved from the restructuring activities that were completed in fiscal 2006, offset by stock-based compensation and merger related expenses. Stock-based compensation expense (benefit) included in SG&A expenses for the three and nine months ended December 31, 2006 were $282,000 and $876,000, respectively and was $(9,000) and $4,000, respectively, for the three and nine months ended January 1, 2006.
     Restructuring, Severance and Other. We completed a majority of the restructuring of our North American, European, and Asian operations during fiscal 2006 (For further information, see Note 8 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Restructuring, Severance and Other Costs”) and incurred $0 and $0.1 million in restructuring expenses for the three and nine months ended December 31, 2006 compared to $0.8 million and $4.5 million, respectively, for the three and nine months ended January 1, 2006.
     Other Income (Expense). The following tables present other income (expense) for the three and nine months ended December 31, 2006 and January 1, 2006 (dollars in thousands):

	Three Months Ended,
	December 31, 2006		January 1, 2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)
Other income (expense)
Interest expense	(203)	(1.1)%	(205)	(1.3)%	2
Interest income	138	0.7%	103	0.7%	35
Fair value adjustment — warrants and embedded derivatives and other, net	452	2.4%	(1)	—%	453

Total other income (expense), net	$387	2.0%	$(103)	(0.6)%	$490

	Nine Months Ended,
	December 31, 2006		January 1, 2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)
Other income (expense)
Gain on sale of product line	$—	—%	$8,721	17.3%	$(8,721)
Interest expense	(609)	(1.2)%	(352)	(0.7)%	(257)
Interest income	533	1.0%	178	0.4%	355
Fair value adjustment — warrants and embedded derivatives and other, net	1,173	2.3%	(64)	(0.1)%	1,237

Total other income (expense), net	$1,097	2.1%	$8,483	16.9%	$(7,386)

     Other Income (Expense). Other income (expense), net for the three and nine months ended December 31, 2006 was $0.4 million and $1.1 million, respectively, representing an increase of $0.5 million and decrease of $7.4 million, from other income (expense), net, of $(0.1) million and $8.5 million for the three and nine months ended January 1, 2006, respectively. The increase in other income (expense), net for the three months ended December 31, 2006 primarily related to the decrease in fair value of embedded derivatives and warrants related to the Series B preferred stock. The decrease in other income (expense), net for the nine months ended December 31, 2006 is primarily attributable to a gain on sale of $8.7 million from the sale of the CCD-I product line to TEL during fiscal 2006, offset by the remeasurement of our embedded derivatives and warrants of $1.1 million.
     Provision for Income Taxes (Benefit). During the three and nine months ended December 31, 2006, we recorded a net tax benefit of $275,000 and $852,000, respectively. This compared to a net tax benefit of $157,000 and $105,000 for the three and nine months ended January 1, 2006, respectively. The year-over-year increase in benefit is primarily related to a reduction in income tax reserves no longer deemed required due to the expiration of statutes offset by provision for certain foreign taxes.
     Accretion of Series B Preferred Stock to Redemption Value and Dividends Accrued. In connection with our $10.4 million Series B Redeemable Convertible Preferred Stock (“Series B Preferred”) financing completed during fiscal 2006, we have recorded $0.3 million and $1.0 million of charges related to the quarterly dividends and accretion of the Series B Preferred discount for the three and nine months ended December 31, 2006 and $98,000 for both the three and nine months ended January 1, 2006. The quarterly dividends are based on a 6% yearly dividend rate. The accretion of the discount of the Series B Preferred Stock is to the redemption value of the instrument through the first redemption date in November 2010, using the effective interest rate method. Accretion is based on an implicit interest rate of 9.34%.
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
     We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). We did not restate previously reported amounts.

	Three Months Ended
	December 31,	January 1,	Increase
	2006	2006	(Decrease)
Cost of revenues	$43	$(2)	$45

Research and development	68	(17)	85
Selling, general and administrative	282	(9)	291

Subtotal	350	(26)	376

Total stock-based compensation expense (benefit)	$393	$(28)	$421

	Nine Months Ended
	December 31,	January 1,	Increase
	2006	2006	(Decrease)
Cost of revenues	$122	$—	$122

Research and development	218	(263)	481
Selling, general and administrative	876	(4)	880

Subtotal	1,094	(267)	1,361

Total stock-based compensation expense (benefit)	$1,216	$(267)	$1,483

Liquidity and Capital Resources
     Our condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We reported net losses available to common stockholders of $5.7 million and $5.6 million for the nine months ended December 31, 2006 and January 1, 2006, respectively, and used cash in operations of $4.7 million and $15.2 million for the same periods, respectively. We also had an accumulated deficit of $322.7 million as of December 31, 2006. Due to our history of losses and operating cash consumption, and other industry and sector factors, we cannot predict how long we will incur further losses or whether we will become profitable again or that our business will not continue to decline or if our performance will improve. As a result, our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report dated June 13, 2006, which is included in our annual report on Form 10-K for the fiscal year ended April 2, 2006 as filed with the Securities and Exchange Commission. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
     Our principal sources of funds have been and are anticipated to be cash on hand ($14.7 million unrestricted at December 31, 2006), cash flows from operating activities (if any), borrowings under our bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our recent financing and includes a Material Adverse Change clause) and proceeds from sales of our capital stock and other sources. We continue to re-examine all aspects of our working capital position in order to better align with our operations, market demand and current sales levels. However, if projected sales do not materialize, we will continue to consume cash. In addition, we may require additional equity or debt financing to meet working capital requirements and to fund research and development activities. If future funds are raised through the issuance of additional preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of additional equity securities or debt financing could result in additional dilution to our current stockholders. Additional financing, if required, may not be available on terms satisfactory to us.
     Our cash balance decreased by $5.9 million during the nine months ended December 31, 2006 from $20.6 million to $14.7 million, primarily due to cash used in operating activities, which consumed $4.7 million during the nine months ended December 31, 2006. Investments in property and equipment and in our patent portfolio used $0.5 million, and cash proceeds from the exercise of stock options and ESPP purchases of $0.2 were offset by $0.5 million payment of quarterly dividends on our Series B preferred stock. The net decrease in cash of $5.9 million during the nine months ended December 31, 2006 compares to a net increase in cash during the nine months ended January 1, 2006 of $8.4 million. The increase resulted from $8.95 million from the sale of our CCD-i product line to TEL, borrowing of $5.0 million under a term loan and the $10.4 million Series B Redeemable Convertible Preferred Stock financing completed during the third quarter of fiscal 2006 which were offset by $15.2 million of consumption in operating activites.
     Cash flows used by operating activities were $4.7 million and $15.2 million for the nine months ended December 31, 2006 and January 1, 2006, respectively, a decrease in cash used by operating activities of approximately $10.5 million. Our net loss for the nine months ended December 31, 2006 was $4.7 million, compared to a net loss of $5.5 million in the nine months ended January 1, 2006. The net loss for the nine months ended January 1, 2006 included a gain on sale of product line of $8.7 million corresponding to the sale of a CCD-i product line to TEL. Our cash balance for the nine months ended December 31, 2006 has declined due to lower operating losses and decreased accrued and other liabilities, partially offset by cash generated by accounts receivable.

     Accounts payable increased in the nine months ended December 31, 2006, by approximately $3.2 million, compared to a decrease of $4.9 million in the nine months ended January 1, 2006. The increase for the nine months ended December 31, 2006 was primarily due to increased inventory purchases and timing of payments. Deferred revenues decreased by $2.0 million in the nine months ended December 31, 2006, compared to a decrease of $10.4 million in the nine months ended January 1, 2006. The decrease in deferred revenue during the nine months ended December 31, 2006 was attributable to timing of system deliveries and customer final acceptance of the systems. During the nine months ended January 1, 2006, the decrease in deferred revenues was attributable to receipts of customer final acceptance certificates on systems deliveries. Changes in accrued and other liabilities decreased cash flows from operating activities by $0.2 million in the nine months ended December 31, 2006, compared to a decrease in cash flows from accrued and other liabilities of $0.9 million in the nine months ended January 1, 2006.
     Inventories increased $4.1 million in the nine months ended December 31, 2006 compared to a $8.7 million decrease in inventories in the nine months ended January 1, 2006. The growth in our inventory during fiscal 2007 is to support expected customer demand. Similarly, accounts receivable decreased by $1.9 million in the nine months ended December 31, 2006, compared to a decrease in accounts receivable in the nine months ended January 1, 2006 of $3.0 million, primarily due to timing of customer payments in the nine months ended December 31, 2006 compared to the nine months ended January 1, 2006. Days sales outstanding decreased to 56 days as of the end of the third quarter of fiscal 2007 from 79 days as of the end of the third quarter of fiscal 2006. Days sales outstanding is calculated based on annualized days sales outstanding divided by ending accounts receivable for the quarter.
     Cash flows used in investing activities were $0.5 million in the nine months ended December 31, 2006 compared to cash flows provided by investing activities of $8.6 million in the nine months ended January 1, 2006. In the nine months ended December 31, 2006, purchases of property and equipment were $0.4 million, an increase of $0.2 million compared to the nine months ended January 1, 2006. Cash flows provided by investing activities in the nine months ended January 1, 2006 included the impact of a net $8.95 million received from the sale the CCD-i product line. Investments in our patent portfolio were $0.2 million in both the nine months ended December 31, 2006 and January 1, 2006.
     Cash flows used in financing activities were $0.7 million in the nine months ended December 31, 2006 compared to cash flows provided by financing activities of $15.5 million in the nine months ended January 1, 2006. Financing activities for the nine months ended January 1, 2006 included $5.0 million in cash borrowings under our Term Loan Facility with SVB and $10.4 million in cash proceeds from the Series B Redeemable Convertible Preferred Stock financing.
Commitments
     Our future commitments include equipment operating leases, leases on office and manufacturing space, purchase commitments, minimum royalty payments under certain third party agreements related to the use of intellectual property, cancellation fee commitments to vendors related to non-cancelable inventory purchase orders, the redemption of our Series B redeemable convertible preferred stock, and term debt. Future payments due under these obligations as of the end of the fiscal third quarter of 2007 are as follows (in thousands):

	2007					2012 And
Fiscal Year:	(3 months)	2008	2009	2010	2011	Thereafter	Total
Operating leases	$464	$1,863	$1,405	$1,193	$1,039	$6	$5,970
Asset retirement obligations	—	275	—	—	—	—	275
Purchase commitments	5,443	1,272	4	—	—	—	6,719
Minimum royalty payments	205	—	—	—	—	—	205
Cancellation fees	5	10	—	—	—	—	15
Series B redeemable convertible preferred stock	—	—	—	—	—	10,400	10,400
Term debt *	833	2,500	1,250	—	—	—	4,583

Interest payments on term debt **	158	289	41	—	—	—	488

Total future minimum payments	$7,108	$6,209	$2,700	$1,193	$1,039	$10,406	$28,655

*	The term loan has a stated maturity of September 2008, however the entire outstanding balance has been classified as a current liability as of December 31, 2006, primarily due to the Material Adverse Change clause that permits the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.

**	Interest payments are based on a variable rate as described in Note 7, “Financing Arrangements”. Payment commitments included in this disclosure are estimated based on the quarter ended December 31, 2006 interest rate of 10.75%.

     Operating Leases. Operating lease obligations are primarily related to administrative, R&D and manufacturing facilities necessary to conduct our business. These leases are non-cancelable and expire at various dates through 2012. Certain facility leases include a provision to extend the lease term, including the lease for our headquarters and manufacturing facility in Fremont, California, which includes an option to extend the lease to February 2021. Our facility leases provide for periodic rent increases based upon previously negotiated or consumer price indexed adjustments, or in the case of extensions, generally market adjusted rates. We have approximately $0.9 million ($1.1 million of lease costs accrued net of $0.2 million in anticipated sublease income) associated with restructuring activities as of December 31, 2006, which are included in the future minimum operating lease payments above.
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
     Financing/Other Contingencies. We indemnify some of our suppliers and customers for specified intellectual property rights pursuant to certain parameters and restrictions. The scope of these indemnities varies, but, in some instances, includes indemnification for damages and expenses (including reasonable attorney fees) related to any misuse by us of third party intellectual property. We also concluded certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship. In June 2005, under the terms of the sale of the CCD-i product line to TEL, we, under certain circumstances, committed to provide and manufacture an Integrated Metrology Device for up to 36 months. No payments have been made pursuant to the indemnification provisions. As of December 31, 2006, we had not incurred any losses under such indemnification provisions.
     In June 2003, we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank, (“SVB”). The Loan Agreement includes a $5.0 million domestic line of credit, including a sub-limit of $5.0 million for letters of credit, and a $10.0 million Export-Import Bank of the United States (EXIM) guaranteed revolving line of credit. The Loan Agreement’s credit facility allows us to borrow money under the domestic line bearing a floating interest rate equal to the SVB prime rate plus 1.50% (9.75% as of December 31, 2006). The EXIM revolving line allows us to borrow money at a floating interest rate equal to the SVB prime rate plus 1.75% (10.0% as of December 31, 2006).
     On June 10, 2005, we and SVB entered into an Amended and Restated Loan and Security Agreement (“Restated Loan Agreement”) and a Streamline Facility Agreement that renewed the $15.0 million revolving line of credit to us and extended the maturity to June 11, 2007. The Restated Loan Agreement’s revolving line of credit can be utilized by us to (i) borrow funds for working capital and general corporate purposes, (ii) issue letters of credit, (iii) enter into foreign exchange forward contracts and (iv) support certain cash management services. Our borrowings under the guaranteed credit facilities are secured by substantially all of our assets, including intellectual property. We have approximately $1.4 million as of December 31, 2006 in outstanding letters of credit under the Restated Loan Agreement. No amounts have been drawn against the standby letters of credit.

     The Restated Loan Agreement contains certain restrictive covenants, which require us to maintain a minimum adjusted quick ratio and a minimum tangible net worth. In addition, we are required to comply with covenants that limit our ability to, among other things, merge or consolidate with another corporation or entity, dispose of assets, make acquisitions, incur indebtedness, grant liens, make investments, pay dividends or repurchase stock. The Restated Loan Agreement also includes events of default that include, among other things, material inaccuracies of representations and warranties, nonpayment of principal, interest or fees, violation of covenants or non-monetary obligations, cross-defaults to material agreements, bankruptcy and insolvency events, revocation or termination of guarantees or assets pledged by third parties, material changes in ownership, fraudulent transfer of assets, the occurrence of a Material Adverse Change (defined as a change in our business, operations, financial or other condition, or a material impairment of the prospect of repayment of any portion of our outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral), or any breaches of the Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement and revocation or termination of guarantees provided by the Export-Import Bank of the United States. The occurrence of an event of default will increase the applicable interest rate by 4.0% and could result in the acceleration of the term loan and foreclosure on the collateral securing the term loan under the Loan Agreement.
     On September 30, 2005, we and SVB entered into a First Modification to Loan and Security Agreement (the “First Modification”) to the Restated Loan Agreement. The First Modification amends the Restated Loan Agreement by (i) creating a $5.0 million term loan facility (the “Term Loan Facility”), (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. In accordance with the terms of the First Modification, the aggregate commitments available to be borrowed by us under the Term Loan and the existing formula based revolving line of credit will not exceed $15.0 million (which is restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders). We are is in compliance with all the covenants in the Restated Loan Agreement and First Modification as of December 31, 2006.
     Also on September 30, 2005, we borrowed $5.0 million under the Term Loan Facility. We are required to commence principal payments plus accrued interest on the outstanding balance in 24 equal installments commencing on October 31, 2006 and continuing until September 30, 2008. The outstanding balance accrues interest at an interest rate equal to SVB’s prime rate plus 2.50% (10.75% as of December 31, 2006). Though the term loan has a stated maturity of September 2008, the outstanding balance has been classified as a current liability at December 31, 2006, primarily due to the Material Adverse Change clause included in the First Modification that permits the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.
     The Term Loan Facility may be terminated and prepaid prior to maturity by paying a premium equal to (i) 1.5% of the outstanding principal amount of the Term Loan Facility at the date of termination, if the termination occurs on or before September 30, 2007, (ii) 0.5% of the outstanding principal amount of the Term Loan Facility at the date of termination, if the termination occurs after September 30, 2007, provided, that no premium will be due if the Term Loan Facility is refinanced with another division of SVB. The Term Loan Facility is collateralized by a first priority lien on substantially all of our assets.
     In connection with the First Modification, we issued SVB a warrant to purchase 115,000 shares of our common stock at an exercise price of $1.71 per share, which expires on September 30, 2010. We utilized the Black-Scholes model to determine the estimated fair value of the warrant issued assuming the following assumptions; volatility of 74%, ex-dividend rate of zero, risk free interest rate of 4.18% and contractual life of five years. The resulting fair value was applied to the outstanding Term Loan Facility balance applying a pro-rata percentage of the total value of the borrowings received, recording the warrants as a debt discount of approximately $0.1 million against the outstanding balance. The debt discount is amortized to interest expense over the life of the Term Loan Facility.
     On July 31, 2006, we and SVB entered into a Second Modification to the Loan and Security Agreement (the “Second Modification”) to the Restated Loan Agreement. The Second Modification amends the Restated Loan Agreement by (i) extending the maturity date for the line of credit by one year to June 11, 2008, (ii) amending the minimum tangible net worth covenant, and (iii) amending the minimum liquidity ratio. On October 2, 2006, we and SVB entered into a Revised Second Modification to Loan and Security Agreement (the “Revised Second Modification”) to correct an omission from the Second Modification. The Revised Second Modification amends the Second Modification by provided that we will pay SVB an annual fee based on the Domestic Credit Line and the EXIM Credit Line (as such terms are defined in the Amended and Restated Loan and Security Agreement). As of December 31, 2006, we were in compliance with all the covenants in the Restated Loan Agreement.

     Series B Redeemable Convertible Preferred Stock. On November 22, 2005, we entered into a purchase agreement with North Run Master Fund, LP, Deephaven Relative Value Equity Trading Ltd. and Deephaven Long Short Equity Trading Ltd. who are our current stockholders, to issue and sell 10,400 units, at a price of $1,000 per unit for aggregate gross proceeds of $10.4 million. Each unit consists of one share of Series B Preferred Stock and a warrant to purchase 150 shares of Common Stock at an exercise price of $1.55 per share. These warrants will expire in November 2010.
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
Contingent Consideration
     We account for commitments and contingencies in accordance with Generally Accepted Accounting Principles. In connection with the agreement and plan of merger with KLA-Tencor Corporation and Fenway Acquisition Corporation signed on January 7, 2007 (For further information, see Note 13 of Notes to the Unaudited Condensed Consolidated Financial Statements, titled “Subsequent Event”), we reviewed our commitments under our lease facilities, asset retirement obligations, representative agreements with its distributors, indemnification with its suppliers and customers, loan and security agreement and employment contracts. Upon the consummation of the tender offer, certain obligations may be triggered depending on the ultimate outcome of the merger.
Inflation
     The impact of inflation on our business was not material for the third quarter of fiscal 2007 nor for the comparable period of last year.
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
Market Risk Related to Interest Rate, Stock Price and Foreign Currency
     We are exposed to market risks related to changes in interest rates, stock price and foreign currency exchange rates. Our only derivative financial instruments related to the embedded derivatives included in our Series B preferred stock financing which have been bifurcated from the redeemable convertible preferred stock and are being carried at fair value. We also have warrants outstanding related to our Series B preferred stock financing that are being carried at fair value.
Interest Rates Related to Investment Portfolio
     We have exposure to market risk for changes in interest rates relating to our cash investment portfolio. We do not use derivative financial instruments in our investment portfolio, which consists of only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have minimal cash flow exposure due to rate changes for cash and cash equivalents because interest income earned on our cash investments is immaterial to our financial position. Our cash investment portfolio is invested at market interest rates. At December 31, 2006, our cash and cash equivalents included money market securities and investment grade commercial paper. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Interest Rates and Stock Price Related to Warrants
     In connection with the November 2005 issuance of Series B preferred stock, we issued warrants to purchase 1,560,000 shares of Common Stock for $1.55 per share, as adjusted further based on the provisions described in the warrant agreement. The warrants expire in 2010 and have been valued using the Black-Scholes pricing model. We have classified the warrants as a liability due to terms of the warrant agreement, which contain a contingent share redemption provision in the event of a change of control. We are required to mark these warrants to fair value in subsequent periods, with changes in the fair value recognized in current earnings under “other income (expense)” in the accompanying consolidated statement of operations. During the three and nine months ended December 31, 2006, we recorded other income of $0.2 million and $0.9 million, respectively related to changes in fair value of these warrants, primarily due to the decrease in our stock price from April 2, 2006 to December 31, 2006. In valuing these warrants as of December 31, 2006, assumptions used in our Black-Scholes pricing model were 4.72% interest rate, 76.56% volatility, 3.89 year remaining contractual term and a stock price of $1.19. In future periods, with other variables constant (shown above), a decline or increase in our stock price of 10% could result in an approximate benefit or charge of $0.1 million. Although we do not anticipate material changes in fair value to occur as a result of increases or decreases of risk-free interest rates used in the valuation model, volatility calculations in subsequent periods could result in a material impact on our future net income (loss).
Embedded Derivatives
     In connection with the November 2005 issuance of Series B Preferred, we were required to bifurcate $0.5 million of embedded derivatives from the carrying value of the Series B Preferred mezzanine-classified securities and classify this amount as a liability, due to cash redemption features being contingent upon a change in control, and upon a subsequent dilutive round of equity financing. The estimated fair value of the embedded derivatives is based on a third party valuation using a binomial lattice model. We are required to mark these embedded derivatives to fair value in subsequent periods, with changes in the fair value recognized in current earnings under “other income (expense)” in the accompanying consolidated statement of operations. During the three and nine months ended December 31, 2006, we recorded other income of $0.2 million and $0.3 million, respectively related to the decrease in fair value of these embedded derivatives. In future periods, any changes in fair value or events that trigger the cash redemption features, could have a material impact on our liquidity and future net income (loss).
     Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2006 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).
     During fiscal 2006, we did not maintain effective controls to ensure that journal entries were reviewed and approved. Specifically, we did not maintain effective controls over the completeness and accuracy of the recording of journal entries. This control deficiency resulted in audit adjustments to certain inventory balances and warranty accruals in our third quarter interim consolidated financial statements as well as the 2006 annual consolidated financial statements. This control deficiency could result in a misstatement of our financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the COSO. We have taken the remediation steps described below and in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting
     In response to the identification of the material weakness described above, we implemented the following corrective actions during the first nine months of fiscal 2007:
•	Additional monitoring controls used in conjunction with the performance of independent internal reviews of all key account reconciliations, including inventory and warranty related transactions and all corresponding journal entries and related support;

•	Hiring new senior accounting personnel and experienced accounting and finance staff and

•	Enhancement of our training programs for accounting staff as well as our overall supervision of finance personnel.
     We believe we have made substantial progress towards remediating the above material weakness. We are currently in the process of testing our enhanced controls. We believe that these corrective actions, taken as a whole will mitigate the control deficiencies identified above. However, we will continue to monitor the effectiveness of these actions and will make any changes that management determines appropriate. As of December 31, 2006, the testing of the effectiveness of our remediation efforts have not been completed.
Internal Control Over Financial Reporting
     As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as noted above, we noted no additional changes have occurred during the third quarter of fiscal 2007.
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
OUR PROPOSED TRANSACTION WITH KLA-TENCOR INVOLVES A HIGH DEGREE OF RISK, INCLUDING THE RISK THAT THE TRANSACTION MAY NOT BE CONSUMMATED.
     Substantial expenses have been incurred and payments made even if the merger and tender offer are not completed. The merger and tender offer may not be completed. Whether or not the merger is completed, we and KLA-Tencor will incur and have incurred substantial expenses in pursuing the transaction. Failure to complete the merger and tender offer could cause our stock price to decline and otherwise harm our business. If the merger and tender offer are not completed for any reason, our stock price may decline because costs related to the merger and tender offer, such as legal, accounting and financial advisor fees, must be paid even if the merger and tender offer are not completed. In addition, as a customary part of the negotiation process with KLA-Tencor, we provided KLA-Tencor with confidential information about our products, business and prospects. While this information is subject to a confidentiality agreement limiting its use, the improper utilization of this information by KLA-Tencor could adversely affect our business. Additionally, if the merger and tender offer are not completed, our stock price may decline to the extent that the current market price reflects a market assumption that the merger and tender offer will be completed or the market’s perceptions as to the reason why the merger and tender were not consummated.
     In addition, the failure to complete the merger and the tender offer could cause our customers, employees and third party representatives to question our future as a stand-alone company and to consider their relationships with us. We have long-standing relationships with many of our customers which were developed by our sales and marketing team. Whether or not the merger and tender offer are completed, some of our customers may consider utilizing our competitors because of concerns about potential changes in our sales and marketing team, the transaction or other related issues. Even if these customers maintain their relationship with us, our sales and marketing team’s ability to generate additional sales may be limited by their focus on maintaining our existing customer base. In addition, uncertainty concerning potential changes to us and our business arising from the merger and tender offer may harm our relationship with our third party representatives.
     If the conditions to the tender offer and merger are not met, the tender offer and merger will not occur. Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger. We cannot assure you that each of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the tender offer and merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the tender offer and merger.

WE HAVE INCURRED SIGNIFICANT OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE; OUR PLANS TO MAINTAIN AND INCREASE LIQUIDITY MAY NOT BE SUCCESSFUL; THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDES A GOING CONCERN UNCERTAINTY EXPLANATORY PARAGRAPH.
     We reported operating losses of $17.5 million and $6.7 million for fiscal 2006 and the nine months ended December 31, 2006, respectively. We also used $16.2 million and $4.7 million cash in operations for fiscal 2006 and the nine months ended December 31, 2006, respectively. Due to our history of losses and operating cash consumption, and uncertain macro-economic conditions worldwide, and other industry and sector factors, we cannot predict how long we will incur further losses, whether we will ever become profitable again or whether our business will continue to decline. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in their report dated June 13, 2006, which is included in our Annual Report on Form 10-K for the year ended April 2, 2006.
WE NEED TO HAVE SUFFICIENT CASH TO OPERATE IF OUR BUSINESS IS TO SUCCEED.
     Our principal sources of funds have been and are anticipated to be cash on hand ($14.7 million unrestricted as of December 31, 2006), cash flows from operating activities (if any), borrowings under our bank credit facility (which are restricted to $5 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our preferred stock financing and includes a Material Adverse Change clause that could cause this debt to become immediately due and payable) and proceeds from sales of our capital stock and other sources.
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
     As of December 31, 2006, we had $4.5 million in outstanding borrowings under our credit facility with Silicon Valley Bank. We may incur further indebtedness to finance acquisitions, capital expenditures and working capital, or for other purposes. We are limited, however, to no more than $5.0 million of indebtedness pursuant to the terms of our recent private placement transaction, unless we obtain the consent of the Series B redeemable convertible preferred stockholders.
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
     Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. If we cannot provide reliable financial information or prevent fraud, our business and operating results, as well as our stock price, could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our management’s evaluation of our internal control over financial reporting as of April 2, 2006, management identified a control deficiency related to the review and approval of the recording of journal entries pertaining to certain inventory balances and warranty accruals that constituted a material weakness. In management’s judgment, this control deficiency resulted in more than a remote likelihood that a misstatement of the Company’s financial statement accounts would not be prevented or detected for interim or annual periods. Because of this material weakness, management has concluded that the Company did not maintain effective control over financial reporting as of April 2, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. The material weakness in our internal control over financial reporting that we identified as of April 2, 2006, as well as our remediation efforts to date, are more fully discussed under Item 4 “Controls and Procedures” of this quarterly report on Form 10-Q for the quarter ended December 31, 2006.
     While we have taken steps to remediate the identified material weakness, these remediation steps may not be sufficient to remediate the identified material weakness and control deficiency or to prevent additional material weaknesses or control deficiencies. A failure to implement and maintain effective internal control over financial reporting, including a failure to remediate the material weakness identified above, could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
OUR ABILITY TO MAKE NEW BORROWINGS UNDER OUR BANK CREDIT FACILITIES REQUIRES CONSENT FROM THE HOLDERS OF OUR SERIES B REDEEMABLE PREFERRED STOCK AND OUR CREDIT FACILITIES ARE SUBJECT TO A BORROWING BASE CALCULATION AND A MATERIAL ADVERSE CHANGE CLAUSE.
     We have access to $15.0 million in credit facilities (which are restricted to $5.0 million in total borrowings without prior written consent from the Series B redeemable convertible preferred stockholders pursuant to the terms of our November 22, 2005 financing). As of December 31, 2006, we had $4.5 million in total borrowings outstanding under our credit facilities. Any additional borrowings would require the prior written consent of the Series B Redeemable Convertible Preferred Stockholders. There can be no assurance that these stockholders would give such consent, and, therefore, we may not be able to make additional borrowings under our credit facilities, even if we need these additional borrowings in order to run our business.
     In addition, the amount available under our credit facilities is determined using a borrowing base formula, which considers amounts in our trade accounts receivable and inventory, excluding certain aged and past due accounts receivable and inventory at locations outside of the United States, and there can be no assurance that any amount will be available for borrowing under this facility. This facility also includes a Material Adverse Change clause, which allows the bank to terminate the facility or to demand the immediate payment of all outstanding balances upon the determination of a deemed material adverse change in our business, operations, or financial or other condition, or a material impairment of the prospect of repayment of any portion of outstanding obligations; or a material impairment of the value or priority of the bank’s security interests in the collateral. As a result of the Material Adverse Change clause, all of our outstanding debt with Silicon Valley Bank is currently classified as current. If the bank invokes the Material Adverse Change clause, we could be required to immediately repay the outstanding balance under our credit facility and lose access to the credit facility, which is an important factor for our liquidity and for us to maintain adequate capital resources to fund our operations.

OUR RESTRUCTURING ACTIVITIES COULD RESULT IN MANAGEMENT DISTRACTIONS, OPERATIONAL DISRUPTIONS AND OTHER DIFFICULTIES.
     As part of our initiatives to achieve our key strategic and financial objectives of driving towards long-term sustainable profitability, improving cash balances and cash flows and reducing our overall fixed cost structure, we restructured our domestic and foreign operations through workforce reductions and consolidation of excess facilities. As a result, we recorded restructuring expenses of $0.1 million and $4.5 million for the nine months ended December 31, 2006 and January 1, 2006, respectively. Our restructuring activities have taken significant management time and resources and have distracted our employees, even if they were not directly affected by the restructurings. Employees directly affected by our previous restructuring plans may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, the confidential nature of our proprietary information may not be maintained in the course of such future employment. Any additional restructuring efforts could further divert the attention of our management away from our operations, harm our reputation and increase our expenses. We may undertake additional restructuring activities and future restructuring efforts may not achieve the desired result. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any future revenue or growth opportunities.
OUR LARGEST CUSTOMERS HAVE HISTORICALLY ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR REVENUES. ACCORDINGLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE LOSS OF, OR REDUCED PURCHASES BY, ONE OR MORE OF OUR LARGE CUSTOMERS.
     Four customers each accounted for 30%, 13%, 11%, and 10% of our net revenues for the three months ended December 31, 2006. In addition, three customers each accounted for 18%, 12%, and 10% of our net revenues for the nine months ended December 31, 2006. One or more of our key customers may discontinue operations as a result of consolidation or liquidation or otherwise may choose to discontinue purchasing our products. Reductions, delays and cancellations of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. Our current customers may not continue to place orders with us, orders by existing customers may not continue at current or historical levels or we may not be able to obtain orders from new customers. If, for any reason, any of our key customers were to purchase significantly less of our products in the future, such decreased level of purchases could have a material adverse effect on our business, financial condition and results of operations.
ANY SIGNIFICANT ORDER CANCELLATIONS OR ORDER DEFERRALS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.
     We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant deferrals or cancellations could materially and adversely affect our business, financial condition and results of operations. In the third quarter of fiscal 2007, one system order was deferred by our customer and one system order was canceled by another customer, which adversely impacted our financial results for this period. In future periods, additional customers may defer or cancel orders with us due to the lengthy design cycle of our products, concern over our operating losses and liquidity and other factors. Deferrals or cancellations could cause us to hold excess inventory, which could reduce our profit margins, increase product obsolescence and restrict our ability to fund our operations and cause us to fall below our stated financial guidance or the expectations of the research analysts who follow us. We generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not pay for these products, we could miss future revenue projections or incur significant charges against our income, which could have a material adverse affect on our operating results.
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
RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY WILL REQUIRE US TO CONTINUALLY DEVELOP NEW AND ENHANCED PRODUCTS.
     Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction could result in a loss of competitiveness and could materially adversely affect our operating results. We may not successfully develop and bring new products to market in a timely and cost-effective manner, any product enhancement or new product developed by us may not gain market acceptance, or products or technologies developed by others may render our products or technologies obsolete or noncompetitive. A fundamental shift in technology in our product markets could have a material adverse effect on us, particularly in light of the fact that we currently derive a significant portion of our revenues from sales of our two major product families, the Opti-Probe(R) (including Opti-Probe CD(TM)) and Therma-Probe(R).
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
     Our sales to customers in Asian markets represented approximately 41% and 46% of total net revenues for the three and nine months ended December 31, 2006, respectively, and 39% and 36% of total net revenues for the three and nine months ended January 1, 2006, respectively. Companies in the Asia Pacific region, including Japan and Taiwan, each of which accounts for a significant portion of our business in that region, continue to experience uncertainties in their currency, banking and equity markets. These instabilities may adversely affect our sales to semiconductor device and capital equipment manufacturers located in these regions in the coming quarters and fiscal years.
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

WE ARE SUBJECT TO OPERATIONAL, FINANCIAL, POLITICAL AND FOREIGN EXCHANGE RISKS DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL SALES.
     Our export sales to customers outside of the United States accounted for approximately 49% and 57% of total net revenues for the three and nine months ended December 31, 2006, respectively, and 61% and 67% of total net revenues for the three and nine months ended January 1, 2006, respectively. We anticipate that export sales will continue to account for a significant portion of our revenues in the foreseeable future. Due to the significant level of our export sales, we are subject to material risks, which include:
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
PROVISIONS OF OUR CHARTER DOCUMENTS, OUR PREFERRED STOCK FINANCING DOCUMENTS AND DELAWARE LAW COULD DISCOURAGE POTENTIAL ACQUISITION PROPOSALS AND COULD DELAY, DETER OR PREVENT A CHANGE IN CONTROL.
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
     As a Delaware corporation, we are also afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.
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
IF WE ISSUE ADDITIONAL SHARES OF STOCK IN THE FUTURE, IT MAY HAVE A DILUTIVE EFFECT ON OUR STOCKHOLDERS.
     We have a significant number of authorized and unissued shares of both our common and preferred stock available. These shares will provide us with the flexibility to issue our common or preferred stock for certain corporate purposes, which may include making acquisitions through the use of stock, adopting additional equity incentive plans and raising capital through the issuance of equity or convertible debt. In addition, if the outstanding shares of common stock increase (by stock split, stock dividend, or otherwise) or decrease (by reclassification or otherwise), the conversion price of the Series B preferred stock in effect immediately prior to the change can be proportionately adjusted. These changes in the conversion price and any issuance of our common or preferred stock may result in immediate and significant dilution to our stockholders.

WE HAVE RECEIVED A NUMBER OF INQUIRIES FROM OUR STOCKHOLDERS, WHICH MAY BE A PRECURSOR TO LITIGATION
     Beginning in May 2005, we have received a number of written inquiries from our stockholders. In the event that one or more of our stockholders brings legal action against us, our officers or the members of our board of directors, the costs related to the defense of such action would be difficult to predict, but could be substantial and would likely have an adverse effect on our financial condition and results of operations. Whether or not litigation arises from such correspondence, our management team and our board of directors may be required to spend significant time and expense responding to these requests, which could have an adverse effect on our financial condition and results of operations.
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
Item 5. Other Information
     On January 7, 2007, the Company entered into an agreement and plan of merger with KLA-Tencor Corporation and Fenway Acquisition Corporation (“Fenway”), a wholly-owned subsidiary of KLA-Tencor. Pursuant to the Merger Agreement, Fenway has agreed to make a cash tender offer for all of the issued and outstanding shares of (a) the Company’s common stock at a per share purchase price of $1.65 and (b) the Company’s Series B Convertible Preferred Stock at a per share purchase price of $1.65 per share of the Company common stock into which a share of Series B Preferred Stock is convertible.
     As soon as practicable after the consummation of the tender offer, Fenway will merge with and into the Company and the Company will become a wholly-owned subsidiary of KLA-Tencor. As a result of the merger, the remaining stockholders of the Company, other than stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be entitled to receive the $1.65 per share of common stock.
     The directors, executive officers and all the holders of the Company’s Series B Convertible Preferred Stock, in their respective capacities as security holders of the Company, concurrently with the execution of the merger agreement, entered into a Tender and Support Agreement, effective as of January 7, 2007, with KLA-Tencor, Fenway and the Company. Pursuant to the Tender and Support Agreement, each principal stockholder agreed, among other things, to tender its shares of capital stock of the Company in the tender offer and to vote such shares in favor of the Merger and against any alternative acquisition proposal. In addition, the Principal Stockholders have granted the Company a proxy to vote their respective shares exercisable under certain conditions. Furthermore, pursuant to the Tender and Support Agreement, the Company may be required to redeem outstanding warrants to purchase 1,560,000 common stock of the Company in accordance with the terms of such warrants.
     The consummation of the tender offer and the merger is subject to customary closing conditions, including regulatory approvals and, depending on the number of shares held by KLA-Tencor after its acceptance of the shares properly tendered in connection with the tender offer, approval of the merger by the holders of the Company’s outstanding shares remaining after the completion of the tender offer may be required.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of Therma-Wave, Inc.

3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc.

3.3(3)	Amended and Restated By-Laws of Therma-Wave, Inc.

3.4(4)	Certificate of Designation of Rights, Preferences and Privileges of Series B convertible preferred stock of Therma-Wave, Inc.

4.1(5)	Form of certificate representing shares of Common Stock of Therma-Wave, Inc.

10.1(6)	Second Modification to Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated October 2, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 2, 2000 (File No. 000-26911) and filed with the SEC on June 30, 2000.

(2)	Incorporated herein by reference to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 000-26911) and filed with the SEC on November 13, 2002.

(3)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911) and filed with the SEC on June 21, 2001.

(4)	Incorporated herein by reference to Therma-Wave’s Registration Statement on Form S-3 (File No. 333-130717) filed with the SEC on December 27, 2005.

(5)	Incorporated herein by reference to Therma-Wave’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No 333-76019) and filed with the SEC on July 21, 1999.

(6)	Incorporated herein by reference to Therma-Wave’s Current Report on Form 8-K filed on October 2, 2006 (File No. 000-26911).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMA-WAVE, INC.
(Registrant)
/s/ Boris Lipkin

Boris Lipkin
President, Chief Executive Officer and Director
February 7, 2007

THERMA-WAVE, INC.
(Registrant)
/s/ Joseph Passarello

Joseph Passarello
Senior Vice President, Chief Financial Officer and Secretary
(as Registrant and as Principal Accounting Officer)
February 7, 2007

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of Therma-Wave, Inc.

3.2(2)	Certificate of Amendment to Restated Certificate of Incorporation of Therma-Wave, Inc.

3.3(3)	Amended and Restated By-Laws of Therma-Wave, Inc.

3.4(4)	Certificate of Designation of Rights, Preferences and Privileges of Series B convertible preferred stock of Therma-Wave, Inc.

4.1(5)	Form of certificate representing shares of Common Stock of Therma-Wave, Inc.

10.1(6)	Second Modification to Loan and Security Agreement between Therma-Wave, Inc. and Silicon Valley Bank dated October 2, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 2, 2000 (File No. 000-26911) and filed with the SEC on June 30, 2000.

(2)	Incorporated herein by reference to Therma-Wave’s Quarterly Report on Form 10-Q for the period ended September 29, 2002 (File No. 000-26911) and filed with the SEC on November 13, 2002.

(3)	Incorporated herein by reference to Therma-Wave’s Annual Report on Form 10-K for the period ended April 1, 2001 (File No. 000-26911) and filed with the SEC on June 21, 2001.

(4)	Incorporated herein by reference to Therma-Wave’s Registration Statement on Form S-3 (File No. 333-130717) and filed with the SEC on December 27, 2005.

(5)	Incorporated herein by reference to Therma-Wave’s Amendment No. 3 to Registration Statement on Form S-1 (Registration No 333-76019) and filed with the SEC on July 21, 1999.

(6)	Incorporated herein by reference to Therma-Wave’s Current Report on Form 8-K filed on October 2, 2006 (File No. 000-26911).